Form 10-Q
period 1996-03-31
SILICON STORAGE TECHNOLOGY INC
filed 1996-06-04
CIK 855906

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     ------------

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO _________.


                            COMMISSION FILE NUMBER 0-26944



                           SILICON STORAGE TECHNOLOGY, INC.
                 (Exact name of Company as specified in its charter)


                   CALIFORNIA                                  77-0225590
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

1171 SONORA COURT, SUNNYVALE, CA                                  94086
(Address of principal executive offices)                        (Zip code)

Company's telephone number, including area code:              (408) 735-9110

                                     ------------


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, May 1,1996: 22,832,010. Total number of pages in document: 26. Index to Exhibits is on page 10.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           SILICON STORAGE TECHNOLOGY, INC.

                       FORM 10-Q: QUARTER ENDED MARCH 31, 1996

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:
                    Condensed Consolidated Statements of Operations   ........3
                    Condensed Consolidated Balance Sheets   ..................4
                    Condensed Consolidated Statements of Cash Flows   ........5
                    Notes to Condensed Consolidated Financial Statements   ...6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations   ................................7



PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings   .......................................10

         Item 2.  Changes in Securities   ...................................10

         Item 3.  Defaults Upon Senior Securities   .........................10

         Item 4.  Submission of Matters to a Vote of Security Holders   .....10

         Item 5  Other Information   ........................................10

         Item 6.  Exhibits and Reports on Form 8-K   ........................10

                                        PART I

                ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           SILICON STORAGE TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    Three months ended March 31,
                                                    ---------------------------
                                                      1995              1996
                                                      ----              ----
                                                            (unaudited)
Revenues:
   Product revenues                                  $2,041           $21,499
   License revenues                                       5             1,524
                                                   --------          --------
       Net revenues                                   2,046            23,023
                                                   --------          --------

 Costs and expenses:
   Cost of revenues                                   1,916            13,152
   Research and development                             788             1,651
   Sales and marketing                                  237             1,186
   General and administrative                           215               759
                                                   --------          --------
                                                      3,156            16,748
                                                   --------          --------

       Income (loss) from operations                 (1,110)            6,275

Interest income                                         -                 498
Interest expense                                        (55)              -
                                                   --------          --------
       Income (loss) before provision for
         income taxes                                (1,165)            6,773

Provision for income taxes                                1             2,574
                                                   --------          --------

       Net income (loss)                            ($1,166)           $4,199
                                                   --------          --------
                                                   --------          --------

Net income (loss) per share                          ($0.12)            $0.17
                                                   --------          --------
                                                   --------          --------

Shares used in per share calculation                 10,033            25,180
                                                   --------          --------
                                                   --------          --------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                           SILICON STORAGE TECHNOLOGY, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)




                       ASSETS
                                                  December 31,       March 31,
                                                     1995              1996
                                                 ------------       ----------
                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                        $48,405           $41,413
   Short-term investments                               -               9,658
   Accounts receivable, net of allowance for          7,480            12,649
    doubtful accounts of $579 at December 31,
    1995 and $721 at March 31, 1996
   Inventories                                        2,483             3,640
   Current deferred tax asset                         1,930             1,930
   Other current assets                                 605               416
                                                   --------          --------
       Total current assets                          60,903            69,706

Furniture, fixtures, and equipment, net               5,178             5,777
Other assets                                            322             1,265
                                                   --------          --------
       Total assets                                 $66,403           $76,748
                                                   --------          --------
                                                   --------          --------

                     LIABILITIES

Current liabilities:
   Trade accounts payable                             3,559             5,350
   Accounts payable to related party                  4,581             7,015
   Accrued expenses                                   4,678             7,014
   Deferred revenue                                   1,337               905
                                                   --------          --------
   Total current liabilities                         14,155            20,284
                                                   --------          --------
Other liabilities                                        76                88
                                                   --------          --------
       Total liabilities                             14,231            20,372
                                                   --------          --------


                 SHAREHOLDERS' EQUITY

Common stock and deferred stock compensation         53,457            53,462
Retained earnings (accumulated deficit)              (1,285)            2,914
                                                   --------          --------
   Total shareholders' equity                        52,172            56,376
                                                   --------          --------
       Total liabilities and shareholders' equity   $66,403           $76,748
                                                   --------          --------
                                                   --------          --------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                           SILICON STORAGE TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                         Three months ended March 31,
                                                                         ---------------------------
                                                                             1995             1996
                                                                             ----             ----
                                                                                  (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                    ($1,166)             $4,199
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                                            306                 638
   Provision for doubtful accounts receivable                                43                 142
   Changes in operating assets and liabilities:
       Accounts receivable                                                 (178)             (5,311)
       Inventories                                                         (903)             (1,157)
       Prepaid expenses and other current assets                            (36)                189
       Trade accounts payable/accounts payable to related party           1,505               4,225
       Accrued expenses and other liabilities                               149               2,348
       Deferred revenue                                                     (31)               (432)
                                                                        ---------           ---------
           Net cash provided by (used in) operating activities             (311)              4,841
                                                                        ---------           ---------

Cash flows from investing activities:
   Acquisition of furniture, fixtures and equipment                        (920)             (1,236)
   Purchases of short-term investments                                        -              (9,658)
   Other                                                                      2                (943)
                                                                        ---------           ---------
           Net cash provided by (used in) investing activities             (918)            (11,837)
                                                                        ---------           ---------

Cash flows from financing activities:
   Issuance of shares of common stock and other                           2,046                   4
   Change in restricted cash balance                                         70                   -
   Repayment of notes payable to bank                                       (70)                  -
                                                                        ---------           ---------
           Net cash provided by (used in) financing activities            2,046                   4
                                                                        ---------           ---------

               Net increase (decrease) in cash and cash equivalents         817              (6,992)


Cash and cash equivalents at beginning of period                          2,751              48,405
                                                                        ---------           ---------
Cash and cash equivalents at end of period                               $3,568             $41,413
                                                                        ---------           ---------
                                                                        ---------           ---------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                           SILICON STORAGE TECHNOLOGY, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1995 and 1996. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. COMPUTATION OF NET INCOME PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares used during the twelve months preceding the filing date of the Company's initial public offering have been included in the calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented using the treasury stock method.

3. INVENTORIES (IN THOUSANDS):

                                           December 31,      March 31,
                                           ------------      ---------
                                               1995             1996
                                               ----             ----
                                                            (unaudited)

Raw materials                                  $133               $888
Work in process                               1,831              2,667
Finished goods                                  519                 85
                                            -------            -------
                                             $2,483             $3,640
                                            -------            -------
                                            -------            -------

4. LEGAL PROCEEDINGS

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by, or exclusively licensed to, Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation or in a manner that is not adverse to the Company. Accordingly, while the Company has accrued certain amounts for costs associated with this matter, it is reasonably possible that the ultimate resolution could result in payments in excess of the amounts accrued in the accompanying financial statements and/or require royalty payments in the future which could adversely impact gross margins. No estimate of these possible payments can be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

GENERAL

SST ("Silicon Storage Technology, Inc." or the "Company") was incorporated in California in 1989. The Company is a supplier of Flash memory devices, addressing the requirements of high volume customers and applications. Currently, the Company offers medium density devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer, communications, multimedia, set-top box, and video game markets. To date, a substantial majority of the Company's product revenues have been derived from the sale of 1Mbit memory devices. The substantial majority of these 1Mbit memory devices are used in personal computers and PC peripheral products. The Company is developing higher density memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adaptor cards, digital cellular phones and printer font storage.

The Company completed an initial public offering in November, 1995. In connection with this offering the Company sold 5,010,000 shares of common stock for net proceeds of $40.9 million.

During the first quarter of 1996, the Company derived approximately 49% of its net revenues from sales to Taiwan-based PC manufacturers. The Company intends to diversify its customer base by increasing sales in other geographic areas and targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, video game, electronic organizer and set-top box markets. The Company is increasing the scope of its international sales efforts and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 1996

The following discussion relates to the financial statements of the Company for the three months ended March 31, 1996 (current quarter) of the fiscal year ending December 31, 1996, in comparison to the three months ended March 31, 1995 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended December 31, 1995 (previous quarter) are provided where management believes it is useful to the understanding of continuing trends. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1996.

NET REVENUES. Product revenues were $21.5 million in the current quarter as compared to $2.0 million for the comparable quarter of the prior year and $16.7 million in the previous quarter due to higher shipment volumes, especially of the 512Kbit and 1Mbit product lines. License, royalty and development revenues were $1.5 million for the current quarter as compared to $5,000 in the comparable quarter for the prior year. Current quarter license revenues include nonrefundable upfront license and development fees from two third parties. Such upfront license fees may or may not recur in future quarters.

During the first quarter of 1996, the Company derived approximately 49% of shipment dollars from sales to Taiwan-based PC manufacturers, as compared to 52% during the previous quarter. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur in the short-term. International sales accounted for approximately 92% of shipment dollars during the current quarter, as compared to 90% during the previous quarter. International sales are anticipated to account for substantially all shipment dollars in the near term.

COST OF REVENUES. Gross margin was $9.9 million or 43% of net revenues in the first quarter of 1996 as compared to $130,000 or 6% or net revenues for the comparable quarter in 1995 and $6.2 million or 37% for the previous quarter.
The overall increase in gross margin from the first quarter of 1995 to the first quarter of 1996 is primarily a result of significantly increased production volume which resulted in lower unit costs and a higher mix of license and royalty revenues. Gross margin in the current quarter increased due to economies of scale related to higher production volumes and a more favorable mix of higher margin license and royalty margins. Because the amount of license revenue recognized, if any, varies greatly from quarter to quarter, similar increases in gross margin are not assured in future periods. Future fluctuations in gross margins may occur as a result of changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

The Company's agreement with Sanyo provides for wafer price adjustments based on dollar/yen exchange rate fluctuations. As a result, a strengthening yen could result in higher cost of revenues. Gross margins may also be affected by cost reductions, yield fluctuations, wafer costs, changes in product mix, the mix of sales through distribution channels and competitive pricing pressures.

Average selling prices of Flash memory product are subject to significant fluctuation due to periodic changes in supply and demand. Declining average selling prices will adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix.

RESEARCH AND DEVELOPMENT. Research and development expenses were $1.7 million or 7% of net revenues during the first quarter of 1996, as compared to $0.8 million or 39% of net revenues during the comparable quarter of 1995. The increase in research and development expenses compared to the prior year is primarily a result of hiring additional personnel, depreciation related to purchases of additional test equipment, and increased prototyping and product qualification costs associated with the Company's process and development efforts. Research and development dollar expenses also increased from the previous quarter level of $1.5 million or 9% of net revenues primarily due to costs related to wafer processing and mask expenses for the 2 Mbit product tape-out and the 32Mbit product development effort.

SALES AND MARKETING. Sales and marketing expenses were $1.2 million or 5% of net revenues during the first quarter of 1996, as compared to $0.2 million or 12% of net revenues for the comparable quarter in 1995. Sales and marketing expenses increased primarily due to sales commissions to manufacturers' representatives, salaries of the Company's sales and marketing personnel and product literature. Sales and marketing expense was $0.9 million or 5% of net revenues during the previous quarter ended December 31, 1995. The increase in expenses since the previous quarter corresponds with increased sales commissions and headcount additions.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $0.8 million or 3% of net revenues during the quarter ended March 31, 1996, and $0.2 million or 11% of net revenues during the comparable quarter ended March 31, 1995. The increase is primarily due to the higher headcount, facilities-related expenses, and costs associated with being a public company. Expenses were $0.6 million or 3% of net revenues during the previous quarter. Growth since the December 31, 1995 quarter is primarily the result of headcount increases.

INTEREST INCOME. Interest income was $0.5 million or 2% of net revenues during the first quarter of 1996 compared to no interest income during the comparable quarter of 1995. Interest income relates primarily to interest earned on net cash proceeds from the initial public offering in November 1995.

INTEREST EXPENSE. The Company incurred no interest expense during the first quarter of 1996 and $0.1 million during the first quarter of 1995. Interest expense declined because the Company repaid all non-trade debt during 1995. Interest expense during the quarter ended March 31, 1996 is also lower than interest expense of $7,000 during the previous quarter ended December 31, 1995 because the Company repaid a loan from Quantum Corporation in October, 1995 and because certain other Company debentures were converted into common stock of the Company during the Company's initial public offering in November 1995.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate is 38% in the current quarter, which results in a $2.6 million provision for income taxes, as compared to $1,000 in the comparable quarter of 1995 due to the Company's net operating loss position in the comparable quarter of 1995.

NET INCOME PER SHARE. The Company's net income per share for the current quarter was $.17, compared to a net loss per share of $.12 in the comparable quarter of the prior year and net income of $.19 per share in the previous quarter. Net income increased from a loss of $1.2 million in the comparable quarter of the prior year to $4.2 million of income in the current quarter. Net income in the previous quarter of $4.2 million included a one-time tax benefit of $2.2 million from the utilization of the benefit of net operating loss carryforwards. Absent this one-time benefit, the Company's net income would have been $2.2 million and net income per share would have been $.10 in the previous quarter.

LIQUIDITY AND CAPITAL RESOURCES

From inception to November 1995, the Company used proceeds from the private sale of equity securities and convertible debentures and funds generated from corporate borrowing and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable. In November 1995, the Company completed its initial public offering. Cash from the offering and the subsequent exercise of an over-allotment option by the underwriters resulted in net proceeds of $40.9 million to the Company.

Principal sources of liquidity at March 31, 1996 consist of $51.1 million of cash, cash equivalents, and short-term investments. As of March 31, 1996, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open a line of credit in the future to secure additional working capital to finance growth in operations. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

The Company made capital expenditures of approximately $1.2 million during the current quarter as compared to $.9 million during the comparable quarter of the prior year and $1.6 in the previous quarter. These expenditures were primarily for the purchase of test equipment, design and engineering tools, and computer equipment. Similar levels of capital spending are expected to continue, and may even increase, during the rest of 1996. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies.

The Company's operating activities provided cash of $4.8 million during the current quarter, consisting principally of net income of $4.2 million, depreciation and amortization of $0.6 million and an increase in accounts payable and other liabilities, partially offset by increases in inventories of $1.2 million and accounts receivable of $5.3 million.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

    On January 3, 1996, Atmel sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims.

    At the present time, there is no other pending litigation or proceeding involving a director, officer, employee or other agent of the Company in which indemnification would be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM. 6 EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1995.

EXHIBIT NUMBER                         DESCRIPTION
10.15              License and Development Agreement with Seiko-Epson
11.1               Statement Regarding Computation of Net Income (Loss) Per
                   Share

(b) Reports on Form 8-K filed during the quarter ended March 31, 1996: File No. 0-26944 dated January 17, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 3rd day of May, 1996.

                                  SILICON STORAGE TECHNOLOGY, INC.

                                  By:    /s/ BING YEH
                                         ---------------------------------
                                         Bing Yeh
                                         President and Chief Executive Officer

                                         /s/ MICHAEL J. PRAISNER
                                         ---------------------------------
                                         Michael J. Praisner
                                         Principal Financial and Accounting
                                         Officer