Form 10-Q
period 1996-06-30
SILICON STORAGE TECHNOLOGY INC
filed 1996-08-14
CIK 855906

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

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

                                   __________

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, July 31, 1996: 23,094,705. Total number of pages in document: 12. Index to Exhibits is on page 10.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SILICON STORAGE TECHNOLOGY, INC.

                       FORM 10-Q: QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements:
               Condensed Consolidated Statements of Operations   ........... 3
               Condensed Consolidated Balance Sheets   ..................... 4
               Condensed Consolidated Statements of Cash Flows   ........... 5
               Notes to Condensed Consolidated Financial Statements   ...... 6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation    .................................... 7

PART II -- OTHER INFORMATION

  Item 1.   Legal Proceedings   ............................................10

  Item 6.   Exhibits and Reports on Form 8-K   .............................10

                                    PART I

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Three months ended June 30,    Six months ended June 30,
                                        ---------------------------    ------------------------
                                             1995        1996             1995        1996
                                             ----        ----             ----        ----
                                                              (unaudited)
Revenues:
  Product revenues                          $7,208      $23,021         $ 9,249      $44,520
  License revenues                             716          350             721        1,874
                                            ------      -------         -------      -------
    Net revenues                             7,924       23,371           9,970       46,394

Costs and expenses:
  Cost of revenues                           5,573       14,041           7,489       27,193
  Research and development                     774        1,622           1,562        3,273
  Sales and marketing                          596        1,269             833        2,455
  General and administrative                   232          875             447        1,634
                                            ------      -------         -------      -------
                                             7,175       17,807          10,331       34,555
                                            ------      -------         -------      -------

    Income (loss) from operations              749        5,564            (361)      11,839

Interest income (expense), net                 (16)         424             (71)         922
Other income                                    --          179              --          179
                                            ------      -------         -------      -------
    Income (loss) before provision
     for income taxes                          733        6,167            (432)      12,940

Provision for income taxes                      --        2,445               1        5,019
                                            ------      -------         -------      -------
     Net income (loss)                        $733       $3,722           ($433)      $7,921
                                            ------      -------         -------      -------
                                            ------      -------         -------      -------
Net income (loss) per share                  $0.04        $0.15          ($0.04)       $0.31
                                            ------      -------         -------      -------
                                            ------      -------         -------      -------
Shares used in per share calculation        18,184       25,245          10,071       25,213
                                            ------      -------         -------      -------
                                            ------      -------         -------      -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                ASSETS
                                                     December 31,      June 30,
                                                        1995             1996
                                                    ------------      -----------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                           $48,405           $31,013
  Short-term investments                                   --             9,604
  Accounts receivable, net                              7,480             8,774
  Accounts receivable from related parties                 --             3,770
  Inventories                                           2,483            14,791
  Current deferred tax asset                            1,930             2,850
  Other current assets                                    605               591
                                                      -------           -------
  Total current assets                                 60,903            71,393

Long-term investments                                      --             4,608
Furniture, fixtures, and equipment, net                 5,178             8,452
Other assets                                              322             1,415
                                                      -------           -------
   Total assets                                       $66,403           $85,868
                                                      -------           -------
                                                      -------           -------

           LIABILITIES
Trade accounts payable                                  3,559            10,279
Account payable to related party                        4,581             9,054
Accrued expenses and other liabilities                  4,754             5,113
Deferred revenue                                        1,337             1,283
                                                      -------           -------
   Total liabilities                                   14,231            25,729
                                                      -------           -------

        SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation           53,457            53,503
Retained earnings (accumulated deficit)                (1,285)            6,636
                                                      -------           -------
   Total shareholders' equity                          52,172            60,139
                                                      -------           -------
     Total liabilities and shareholders' equity       $66,403           $85,868
                                                      -------           -------
                                                      -------           -------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 Six months ended June 30,
                                                                 -------------------------
                                                                    1995          1996
                                                                    ----          ----
                                                                        (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                 ($433)       $7,921
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     733         1,387
    Provision for doubtful accounts receivable                        210           142
    Provisions for excess and obsolete inventories                    125         2,517
    Deferred income taxes                                              --        (1,070)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (2,734)       (5,206)
      Inventories                                                  (1,990)      (14,825)
      Prepaid expenses and other current assets                       (29)           14
      Trade accounts payable/accounts payable to related party      4,976        11,193
      Accrued expenses and other liabilities                          452           359
      Deferred revenue                                                (62)          (54)
                                                                  -------       -------
        Net cash provided by (used in) operating activities         1,248         2,378
                                                                  -------       -------

Cash flows from investing activities:
  Acquisition of furniture, fixtures and equipment                 (2,085)       (4,661)
  Purchases of available-for-sale investments                          --       (48,561)
  Sales and maturities of available-for-sale investments               --        34,349
  Other                                                                (6)         (943)
                                                                  -------       -------
        Net cash provided by (used in) investing activities        (2,091)      (19,816)
                                                                  -------       -------

Cash flows from financing activities:
  Proceeds from loan from corporate partner                         3,776            --
  Issuance of shares of common stock and other                         21            46
  Change in restricted cash balance                                   800            --
  Repayment of notes payable to bank                                 (800)           --
                                                                  -------       -------
        Net cash provided by (used in) financing activities         3,797            46
                                                                  -------       -------

          Net increase (decrease) in cash and cash equivalents      2,954       (17,392)

Cash and cash equivalents at beginning of period                    2,751        48,405
                                                                  -------       -------
Cash and cash equivalents at end of period                         $5,705       $31,013
                                                                  -------       -------
                                                                  -------       -------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SILICON STORAGE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1995 and 1996. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  COMPUTATION OF NET INCOME PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's initial public offering have been included in the calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented using the treasury stock method.

3.  INVENTORIES (IN THOUSANDS):

                                               December 31,    June 30,
                                               -----------    -----------
                                                   1995          1996
                                               -----------    -----------
                                                              (unaudited)
Raw materials                                    $  133        $ 4,216
Work in process                                   1,831          6,285
Finished goods                                      519          4,290
                                               -----------    -----------
                                                 $2,483        $14,791
                                               -----------    -----------
                                               -----------    -----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to the Company's actual results to differ materially from expected results include: the availability, deliverability and cost of wafers from the Company's suppliers, competitive pricing pressures, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Operating results could also be adversely affected by general economic conditions and a downturn in the market for consumer products which incorporate the Company's products, such as personal computers and cellular telephones. All of these factors, and other factors, are difficult to forecast and can materially affect the Company's quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in the Company's stock price. Please also refer to the Company's Form 10-K for the year ended December 31, 1995 in the Risk Factors section for a discussion of such risk factors.

GENERAL

SST ("Silicon Storage Technology, Inc." or the "Company") was incorporated in California in 1989. The Company is a supplier of Flash memory devices, addressing the requirements of high volume customers and applications. Currently, the Company offers medium density devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer, PC peripheral, communications, multimedia, set-top box, and video game markets. For fiscal year 1996 to date, a majority of the Company's product revenues have been derived from the sale of 1Mbit memory devices. The majority of these 1Mbit memory devices are used in personal computers and PC peripheral products. The Company is developing higher density memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adaptor cards, digital cellular phones and printer font storage.

During the second quarter of 1996, the Company derived approximately 42% of its product revenues from sales to Taiwan-based PC manufacturers. The Company intends to diversify its customer base by increasing sales in other geographic areas and targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, video game, electronic organizer and set-top box markets. The Company is increasing the scope of its international sales efforts and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of geo-political uncertainties, currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATION: QUARTER ENDED JUNE 30, 1996

The following discussion relates to the financial statements of the Company for the three months ended June 30, 1996 (current quarter) of the fiscal year ending December 31, 1996, in comparison to the three months ended June 30, 1995 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended March 31, 1996 (previous quarter) are provided where management believes it is useful to the understanding of continuing trends. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1996.

NET REVENUES. Net revenues were $46.4 million for the six months ended June 30, 1996 as compared to $10.0 million for the six months ended June 30, 1995. Net revenues increased year-to-year for the first half due primarily to increased shipments of 1Mbit and 512Kbit products. Net revenues were $23.4 million in the current quarter as compared to $7.9 million for the comparable quarter of the prior year and $23.0 million in the previous quarter due primarily to higher shipment volumes. Product revenues were $23.0 million in the current quarter as compared to $7.2 million for the comparable quarter of the prior year and $21.5 million in the previous quarter due to increased shipments of 1Mbit and 512Kbit products. License, royalty and development revenues were $0.4 million for the current quarter as compared to $0.7 million in the comparable quarter for the prior year. Current quarter license revenues consist primarily of one nonrefundable upfront license and development fee from a third party and a royalty payment from a related party. Such upfront license fees and royalty payments may or may not recur in future quarters.

During the second quarter of 1996, the Company derived approximately 42% of shipment dollars from sales to Taiwan-based PC manufacturers, as compared to 71% for the comparable quarter of the prior year and 49% during the previous quarter. Shipment dollars differ from revenue dollars shown in the financial statements in that distributor sales are deferred and not recognized as revenue dollars until sell-through to end users. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur. International sales accounted for approximately 87% of shipment dollars during the current quarter, as compared to 87% for the comparable quarter of the prior year and 92% during the previous quarter. For the six months ended June 30, 1996, 45% of shipment dollars were from Taiwan and, over the same period, 89% of shipment dollars were from international sales. International sales are anticipated to account for a substantial majority of all shipment dollars in the near term.

COST OF REVENUES. Gross margin was $19.2 million for the six months ended June 30, 1996 as compared to $2.5 million for the six months ended June 30, 1995. Gross margin increased year-to-year for the first half of 1996 due to increased production volumes and resulting economies of scale which lowered cost per unit. Gross margin was $9.3 million or 40% of net revenues in the second quarter of 1996 as compared to $2.4 million or 30% of net revenues for the comparable quarter in 1995 and $9.9 million or 43% for the previous quarter. The overall increase in gross margin from the second quarter of 1995 to the second quarter of 1996 is primarily a result of significantly increased production volumes and improved yields which resulted in lower cost per unit. Total gross margin in the current quarter decreased compared to the previous quarter due to a lower mix of higher margin license and development fees. Since the amount of license revenue recognized, if any, varies greatly from quarter to quarter, similar changes in gross margin may occur in future periods. Future fluctuations in gross margins may occur as a result of changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

The Company's agreement with Sanyo provides for wafer price adjustments based on dollar/yen exchange rate fluctuations. As a result, a strengthening yen could result in higher cost of revenues. Gross margins may also be affected by the availability, deliverability and cost of wafers from the Company's suppliers, competitive pricing pressures, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders.

Average selling prices of Flash memory product are subject to significant fluctuation due to periodic changes in supply and demand. Average selling prices are declining and will adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix.

RESEARCH AND DEVELOPMENT. Research and development expenses were $3.3 million for the six months ended June 30, 1996 as compared to $1.6 million for the six months ended June 30, 1995. Research and development expenses increased year-to-year for the first half due to increases in personnel, depreciation, and project related expenses. Research and development expenses were $1.6 million or 7% of net revenues during the second quarter of 1996 compared to $0.8 million or 10% of net revenues during the comparable quarter of 1995 and down slightly from $1.7 million or 7% of net revenues during the first quarter of 1996. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping and product qualification costs associated with the Company's process and development efforts. Research and development dollar expenses have decreased since the prior quarter ended March 31, 1996 due to lower product qualification costs.

SALES AND MARKETING. Sales and marketing expenses were $2.5 million for the six months ended June 30, 1996 as compared to $0.8 million for the six months ended June 30, 1995. Sales and marketing expenses increased year-to-year for the first half due to increases in personnel and sales commissions paid to manufacturer's representatives. Sales and marketing expenses were $1.3 million or 5% of net revenues during the second quarter of 1996, as compared to $0.6 million or 8% of net revenues for the comparable quarter in 1995 and $1.2 million or 5% of net revenues during the first quarter of 1996. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and product literature expenses. The increase in expense from the second quarter of 1995 as compared to the second quarter of 1996 corresponds primarily to commissions associated with the increase in product revenues during the same period -- from $7.2 million during the second quarter of 1995 to $23 million during the second quarter of 1996. Sales and marketing expenses increased slightly from the first quarter of 1996 primarily due to headcount increases.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.6 million for the six months ended June 30, 1996 as compared to $0.4 million for the six months ended June 30, 1995. General and administrative expenses increased year-to-year for the first half due to increases in personnel, facility-related expenses and public company expenses. General and administrative expenses were $0.9 million or 4% of net revenues during the quarter ended June 30, 1996, and $0.2 million or 3% of net revenues during the comparable quarter ended June 30, 1995. The increase is primarily due to the higher headcount, facilities-related expenses, and costs necessary to meet public company reporting and other obligations. Expenses were $0.8 million or 3% of net revenues during the previous quarter. Growth since the previous quarter is primarily the result of increases in headcount and facility lease expenses.

INTEREST INCOME (EXPENSE). Net interest income was $0.9 million for the six months ended June 30, 1996 as compared to $71 thousand of interest expense for the six months ended June 30, 1995. Interest income increased due to interest earned on proceeds from the Company's initial public offering in November, 1995. Interest income was $0.4 million or 2% of net revenues during the second quarter of 1996 compared to $16 thousand of interest expense during the comparable quarter of 1995 and $0.5 million of interest income or 2% of net revenues during the first quarter of 1996. Interest income (expense) relates primarily to interest income earned on net cash proceeds from the initial public offering in November 1995. Interest income (expense) declined from the first quarter of 1996 due to declining cash balances resulting primarily from purchases of inventory and capital equipment and payment of state and federal taxes.

OTHER INCOME. Other income was $0.2 million or 1% of net revenues during the second quarter of 1996 as compared to $0 during the first quarter of 1996 and $0 for the comparable quarter in the prior year. Other income consists primarily of a gain on the sale of equipment to a supplier. Such other income may or may not recur in future quarters.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate is 38% in the current quarter and the first six month of 1996, which results in a $5.0 million provision for income taxes as of June 30, 1996, as compared to a provision of $1 thousand for the first six months of 1995 due to the Company's net operating loss position at that time. The provision for income taxes was $2.6 million during the first quarter of 1996. The decrease in the provision for income taxes from the first to the second quarter of 1996 relates to the Company's lowered income before taxes for the second quarter.

NET INCOME (LOSS) PER SHARE. The Company's net income per share for the current quarter was $.15, compared to a net loss per share of $.04 in the comparable quarter of the prior year and net income of $.17 per share in the previous quarter. Net income per share increased from the comparable quarter of the prior year due higher sales volumes and improved gross margins. Net income per share compared to the previous quarter decreased primarily due to a lower mix of higher margin license and development fees. The Company's net income for the six months ended June 30, 1996 was $0.31, as compared to a net loss of $0.04 for the same period in the prior year. The Company change from a net loss position in the prior year to a net income position in the current year is primarily due to higher shipment volumes and improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at June 30, 1996 consist of $40.6 million of cash, cash equivalents, and short-term investments and $4.6 million of long-term investments. As of June 30, 1996, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open a line of credit in the future to secure additional working capital to finance growth in operations. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

The Company made capital expenditures of approximately $3.4 million during the current quarter as compared to $2.1 million during the comparable quarter of the prior year and $1.2 in the previous quarter. These expenditures were primarily for the purchase of manufacturing test equipment, design and engineering tools, and computer equipment. Similar levels of capital spending are expected to continue, and may even increase, during the rest of 1996. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies.

Year-to-date, the Company's operating activities have provided cash of $2.4 million, which consists primarily of net income of $7.9 million and increases in accounts payable of $11.2 million offset by inventory increases of $14.8 million. Inventory increases were primarily the result of increasing raw materials allocations from suppliers and the timing of the receipt of inventory purchased. In comparison, the Company's operating activities provided cash of $1.2 million for the six months ended June 30, 1995, because a $2.7 million increase in accounts receivable and a $2.0 million increase in inventories was offset by a $5.0 million increase in accounts payable. The increase in cash provided by operating activities from year to year is primarily due to increases in net income and accounts payable, offset by increases in inventory, from the first half of 1995 to the first half of 1996.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1995 and Form 10-Q filed for the quarter ended March 31, 1996.

EXHIBIT NUMBER                            DESCRIPTION
11.1               Statement Regarding Computation of Net Income Per Share

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1996: None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of August, 1996.

                                   SILICON STORAGE TECHNOLOGY, INC.

                                   By: /s/ BING YEH
                                       ------------------------------------
                                       Bing Yeh
                                       President and Chief Executive Officer

                                       /s/ MICHAEL J. PRAISNER
                                       ------------------------------------
                                       Michael J. Praisner
                                       Principal Financial and Accounting
                                       Officer