Form 10-Q
period 1996-09-30
SILICON STORAGE TECHNOLOGY INC
filed 1996-11-14
CIK 855906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, October 31,1996: 23,292,648. Total number of pages in document: 13. Index to Exhibits is on page 11.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 1996

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


          Item 1.   Condensed Consolidated Financial Statements:
                         Condensed Consolidated Statements of Operations...... 3
                         Condensed Consolidated Balance Sheets................ 4
                         Condensed Consolidated Statements of Cash Flows...... 5
                         Notes to Condensed Consolidated Financial Statements. 6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operation........................ 8



PART II - OTHER INFORMATION


          Item 1.   Legal Proceedings........................................ 11

          Item 5.   Other Information........................................ 11

          Item 6.   Exhibits and Reports on Form 8-K......................... 11

                                     PART I
                                     ------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------   -------------------------------
                                          1995          1996                   1995         1996
                                          ----          ----                   ----         -----
                                              (unaudited)                         (unaudited)
Revenues:
    Product                             $12,472        $23,046                $21,721       $67,566
    License                                 436            359                  1,157         2,233
                                        -------        -------                -------       -------
        Net revenues                     12,908         23,405                 22,878        69,799

 Costs and expenses:
    Cost of revenues                      8,453         14,339                15,942         41,532
    Research and development                974          1,713                  2,536         4,986
    Sales and marketing                     751          1,129                  1,584         3,584
    General and administrative              440            722                    887         2,356
                                        -------        -------                -------       -------
                                         10,618         17,903                 20,949        52,458
                                        -------        -------                -------       -------
        Income from operations            2,290          5,502                  1,929        17,341

Interest income (expense), net               19            306                    (52)        1,228
Other income                                  -              -                      -           179
                                        -------        -------                -------       -------
Income before provision for income
 taxes                                    2,309          5,808                  1,877        18,748

Provision for income taxes                    -          2,115                      1         7,134
                                        -------        -------                -------       -------
        Net income                       $2,309         $3,693                 $1,876       $11,614
                                        -------        -------                -------       -------
                                        -------        -------                -------       -------
Net income per share                      $0.12          $0.15                  $0.10         $0.46
                                        -------        -------                -------       -------
                                        -------        -------                -------       -------
Shares used in per share calculation     19,269         24,999                 19,072        25,158
                                        -------        -------                -------       -------
                                        -------        -------                -------       -------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                     ASSETS
                                                        DECEMBER 31,    SEPTEMBER 30,
                                                           1995             1996
                                                        ------------    -------------
                                                                         (unaudited)
Current Assets:
     Cash and cash equivalents                            $48,405          $18,508
     Short-term investments                                     -           13,611
     Accounts receivable, net                               7,480           12,411
     Accounts receivable from related parties                   -            3,577
     Inventories                                            2,483           18,860
     Current deferred tax asset                             1,930            3,423
     Other current assets                                     605              906
                                                        ------------    -------------
           Total current assets                            60,903           71,296

Long-term investments                                           -            1,504
Furniture, fixtures, and equipment, net                     5,178           10,347
Other assets                                                  322            1,415
                                                        ------------    -------------
           Total assets                                   $66,403          $84,562
                                                        ------------    -------------
                                                        ------------    -------------

                    LIABILITIES
Current liabilities:
     Trade accounts payable                                 3,559            6,932
     Account payable to related party                       4,581            7,921
     Accrued expenses and other liabilities                 4,754            4,316
     Deferred revenue                                       1,337            1,661
                                                        ------------    -------------
           Total current liabilities                       14,231           20,830
                                                        ------------    -------------

                    SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation               53,457           53,320
Retained earnings (accumulated deficit)                    (1,285)          10,412
                                                        ------------    -------------
     Total shareholders' equity                            52,172           63,732
                                                        ------------    -------------
           Total liabilities and shareholders' equity     $66,403          $84,562
                                                        ------------    -------------
                                                        ------------    -------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                           1995          1996
                                                                           ----          ----
                                                                              (UNAUDITED)
Cash flows from operating activities:
     Net income                                                           $1,876        $11,614
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                         1,202          1,832
     Provision for doubtful accounts receivable                              136            (19)
     Provisions for excess and obsolete inventories                          125          2,211
     Amortization of deferred stock compensation                               9             27
     Deferred income taxes                                                     -         (1,943)
     Changes in operating assets and liabilities:
           Accounts receivable                                            (4,044)        (4,912)
           Accounts receivable from related parties                            -         (3,577)
           Inventories                                                    (2,002)       (18,359)
           Prepaid expenses and other current and noncurrent assets         (255)           312
           Trade accounts payable and accounts payable to related party    4,392          6,713
           Accrued expenses and other liabilities                          1,740           (438)
           Deferred revenue                                                  (93)           324
                                                                          ------        -------
                 Net cash provided by (used in) operating activities       3,086         (6,215)
                                                                          ------        -------

Cash flows from investing activities:
     Acquisition of furniture, fixtures and equipment                     (2,698)        (7,001)
     Purchases of available-for-sale investments                               -        (71,261)
     Sales and maturities of available-for-sale investments                    -         56,146
     Other                                                                    (6)          (939)
                                                                          ------        -------
                 Net cash provided by (used in) investing activities      (2,704)       (23,055)
                                                                          ------        -------
Cash flows from financing activities:
     Proceeds from loan from corporate partner                             3,776              -
     Issuance of shares of common stock and other                            139             96
     Change in restricted cash balance                                       800              -
     Repayment of notes payable to bank                                     (800)             -
     Repurchase of stock                                                       -           (723)
                                                                          ------        -------
                 Net cash provided by (used in) financing activities       3,915           (627)
                                                                          ------        -------

                     Net increase (decrease) in cash and cash equivalents  4,297        (29,897)

Cash and cash equivalents at beginning of period                           2,751         48,405
                                                                          ------        -------
Cash and cash equivalents at end of period                                $7,048        $18,508
                                                                          ------        -------
                                                                          ------        -------

             The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                         SILICON STORAGE TECHNOLOGY, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1996. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. COMPUTATION OF NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's initial public offering have been included in the calculation of the number of shares used to determine net income per share as if the shares had been outstanding for all periods presented using the treasury stock method.

3. INVENTORIES (IN THOUSANDS):

                                  DECEMBER 31,   SEPTEMBER 30,
                                  ------------   -------------
                                     1995            1996
                                  ------------   -------------
                                                  (unaudited)

Raw materials                        $133           $3,221
Work in process                     1,831           13,340
Finished goods                        519            2,299
                                  ------------   -------------
                                   $2,483          $18,860
                                  ------------   -------------
                                  ------------   -------------


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

5. STOCK REPURCHASE PROGRAM

In July, 1996 the Board of Directors authorized the purchase of up to 500,000 shares of the Company's stock in the open market. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of $722,500.

6. STOCK OPTION REPRICING PROGRAM

On September 11, 1996 the Board of Directors authorized employees the right to convert certain outstanding stock options into option grants with an exercise price of $7.125 per share (the fair market value as of the date of the Board's authorization). The converted option grants vest on a date that is six months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 276,500 stock options were repriced pursuant to this program.

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

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to the Company's actual results to differ materially from expected results include: the availability, deliverability and cost of wafers from the Company's suppliers, competitive pricing pressures, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, changes in average selling prices, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Operating results could also be adversely affected by general economic conditions and a downturn in the market for consumer products which incorporate the Company's products, such as personal computers and cellular telephones. All of these factors, and other factors, are difficult to forecast and can materially affect the Company's quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in the Company's stock price. Please also refer to the Company's Form 10-K for the year ended December 31, 1995 in the Risk Factors section for a discussion of such risk factors.

GENERAL

SST ("Silicon Storage Technology, Inc." or the "Company") was incorporated in California in 1989. The Company is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer, PC peripheral, communications, multimedia, set-top box, and video game markets. End products currently sold with the Company's products include, but are not necessarily limited to, personal computers, CD-ROMs and hard disk drives, electronic organizers/personal digital assistants, cellular telephones, and pagers. For fiscal year 1996 to date, a majority of the Company's product revenues have been derived from the sale of 1Mbit flash memory devices, with the balance of the Company's product revenues have been derived from the sales of 512Kbit, 2Mbit, and 4Mbit flash memory devices. The Company is developing higher density flash memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adaptor cards, digital cellular phones and printer font storage.

During the third quarter of 1996, the Company derived approximately 35% of its product revenues from sales to Taiwan-based PC manufacturers. The Company intends to diversify its customer base by increasing sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, video game, electronic organizer and set-top box markets. The Company is increasing the scope of its international sales efforts and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of geo-political uncertainties, currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATION: QUARTER ENDED SEPTEMBER 30,  1996

The following discussion relates to the financial statements of the Company for the three months ended September 30, 1996 (current quarter) of the fiscal year ending December 31, 1996, in comparison to the three months ended September 30, 1995 (comparable quarter of the prior year) and for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1996.

NET REVENUES. Net revenues increased from $23.4 million in the current quarter as compared to $12.9 million for the comparable quarter of the prior year due to increased shipment volumes. Net revenues were $69.8 million for the nine months ended September 30, 1996 as compared to $22.9 million for the nine months ended September 30, 1995. Net revenues increased year-to-year due primarily to increased unit shipments across all product lines.

Product revenues were $23.0 million in the current quarter as compared to $12.5 million for the comparable quarter of the prior year, again due the increased shipments of 1Mbit and 512Kbit products. Product revenues were $67.6 million for the first nine months ended September 30, 1996 as compared to $21.7 million for the same period ended 1995, due to increased shipment volumes for all product lines. License, royalty and development revenues were $0.4 million for the current quarter as compared to $0.4 million in the comparable quarter for the prior year, and $2.2 million for the nine months ended September 30, 1996 as compared to $1.2 million for the same period in the prior year. License revenues increased during these comparable nine months periods due to the receipt of royalty payments from a related party. Current quarter license revenues consist primarily of one nonrefundable upfront license and development fee from a third party and a royalty payment from a related party. Such upfront license fees and royalty payments may or may not recur in future quarters.

During the third quarter of 1996, the Company derived approximately 35% of product revenues from sales to Taiwan-based PC manufacturers, as compared to 68% for the comparable quarter of the prior year. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur. International sales accounted for approximately 85% of product revenues during the current quarter, as compared to 87% for the comparable quarter of the prior year. For the nine months ended September 30, 1996, 42% of product revenues were from Taiwan and, over the same period, 88% of product revenues were from international sales. International sales are anticipated to account for a substantial majority of all product revenues for the foreseeable future.

COST OF REVENUES. Gross margin was $9.1 million or 39% of net revenues in the third quarter of 1996 as compared to $4.5 million or 35% of net revenues for the comparable quarter in 1995 and increased due to increased shipment volumes. Gross margin was $28.3 million for the nine months ended September 30, 1996 as compared to $6.9 million for the nine months ended September 30, 1995, also increasing due to higher shipment volumes. Future fluctuations in gross margins may occur as a result of changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

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

RESEARCH AND DEVELOPMENT. Research and development expenses were $1.7 million or 7% of net revenues during the third quarter of 1996 as compared to $1.0 million or 8% of net revenues during the comparable quarter of 1995. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping and product qualification costs associated with the Company's process and development efforts. Research and development expenses were $5.0 million for the nine months ended September 30, 1996 as compared to $2.5 million for the nine months ended September 30, 1995. Research and development expenses increased year-to-year for this period due to increases in personnel, depreciation, and project related expenses.

SALES AND MARKETING. Sales and marketing expenses were $1.1 million or 5% of net revenues during the third quarter of 1996, as compared to $0.8 million or 6% of net revenues for the comparable quarter in 1995. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and product literature expenses. The increase in expense from the third quarter of 1996 as compared to the third quarter of 1995 corresponds primarily to increased commissions resulting from higher product revenue levels. Sales and marketing expenses were $3.6 million for the nine months ended September 30, 1996 as compared to $1.6 million for the nine months ended September 30, 1995. Sales and marketing expenses increased year-to-year for this period due to increases in personnel and increased commissions related to higher revenue levels.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $0.7 million or 3% of net revenues during the quarter ended September 30, 1996, and $0.4 million or 3% of net revenues during the comparable quarter ended September 30, 1995. The increase is primarily due to the higher headcount, higher facilities-related expenses and costs necessary to meet public company reporting requirements. General and administrative expenses were $2.5 million for the nine months ended September 30, 1996 as compared to $0.9 million for the nine months ended September 30, 1995. General and administrative expenses increased year-to-year for this period due to increases in personnel, facility-related expenses and public company expenses.

INTEREST INCOME (EXPENSE). Interest income was $0.3 million or 1% of net revenues during the third quarter of 1996 compared to $19 thousand during the comparable quarter of 1995. Net interest income was $1.2 million for the nine months ended September 30, 1996 as compared to $52 thousand of interest expense for the nine months ended September 30, 1995. Interest income increased over both comparable periods due to higher interest earned on increased cash proceeds from the Company's initial public offering in November, 1995.

PROVISION FOR INCOME TAXES. The provision for income taxes was $2.0 million during the third quarter of 1996 as compared to $2.4 million for the previous quarter of 1996. The Company's effective income tax rate was 36% in the current quarter and 38% for the first nine months of 1996, which resulted in a $7.1 million provision for income taxes as of September 30, 1996, as compared to a provision of $1 thousand for the first nine months of 1995. The decrease in the effective tax rate in the third quarter of 1996 was primarily due to the impact of the reinstatement of the Research and Experimentation Tax Credit effective July 1, 1996, on the Company's anticipated income taxes payable. During the first nine months of 1995, the Company utilized federal and state net operating losses incurred in previous years, and therefore no provision for income was made.

NET INCOME PER SHARE. The Company's net income per share for the current quarter was $0.15, compared to a net income per share of $0.12 in the comparable quarter of the prior year. Net income per share increased from the comparable quarter of the prior year due to higher sales volumes, improved gross margins, lower operating expenses as a percentage of revenues, and higher interest income offset by higher provision for taxes. The Company's net income per share for the nine months ended September 30, 1996 was $0.46, as compared to net income per share of $0.10 for the same period in the prior year. The Company's increase in net income per share was primarily due to higher shipment volumes, improved gross margins, lower operating expenses as a percentage of revenues, and higher interest income offset by a higher provision for income taxes. This increase in net income per share occurred despite addition of over 6 million shares to the calculation of net income per share related to the Company's initial public offering and related activities since September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at September 30, 1996 consisted of $32.1 million of cash, cash equivalents, and short-term investments and $1.5 million of long-term investments. As of September 30, 1996, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open a line of credit in the future to secure additional working capital to finance operational growth. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

Year-to-date, the Company's operating activities used cash of $6.2 million, which consisted primarily of net increases in net income $11.6 million and accounts payable of $6.7 million offset by increases to inventory and accounts receivable of $18.4 million and $8.5 million, respectively. Increases in inventory in general and, more specifically, work in process, were primarily the result of responding to shorter customer order cycles. Accounts receivable increases were primarily due to higher monthly sales volumes.

The Company made capital expenditures of approximately $2.9 million during the current quarter as compared to $0.6 million during the comparable quarter of the prior year and $3.4 in the previous quarter. Capital expenditures were $7.0 million for the first nine months of 1996 as compared to expenditures of $2.7 million for the first nine months of 1995. These expenditures were primarily for the purchase of manufacturing test equipment, design and engineering tools, and computer equipment. Similar levels of capital spending are expected to continue, and may even increase, during the rest of 1996. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies.

Year-to-date, the Company's financing activities used cash of approximately $0.7 million, primarily for the repurchase of stock on the open market. In comparison, financing activities during the same period of the prior year provided $3.9 million and consisted primarily from proceeds from a loan from a corporate partner.

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

ITEM 5. OTHER INFORMATION.

On October 23, 1996, Mr. Michael Hsu resigned from the Board of Directors for personal reasons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1995 and Form 10-Q filed for the quarters ended March 31, 1996 and June 30, 1996.

EXHIBIT NUMBER                        DESCRIPTION
11.1               Statement Regarding Computation of Net Income Per Share

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1996:
       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of November, 1996.

                                  SILICON STORAGE TECHNOLOGY, INC.


                                  By:  /S/ BING YEH
                                       ---------------------------------------
                                       Bing Yeh
                                       President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)

                                       /S/ MICHAEL J. PRAISNER
                                       ---------------------------------------
                                       Michael J. Praisner
                                       Vice President Finance & Administration,
                                        Chief Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)