Form 10-K
period 1996-12-31
SILICON STORAGE TECHNOLOGY INC
filed 1997-03-27
CIK 855906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO ________. COMMISSION FILE NUMBER 0-26944

                        SILICON STORAGE TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                  77-0225590
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

1171 SONORA COURT, SUNNYVALE, CA                              94086
(Address of principal executive offices)                   (Zip code)

Company's telephone number, including area code:         (408) 735-9110

                                   -----------

Securities registered pursuant to Section 12(b) of the Act:
     Title of class.          Name of each exchange on which registered.
     ---------------          ------------------------------------------
         None.                           None.

Securities registered pursuant to Section 12(g) of the Act:
       Common Stock, no par value.

                                   -----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  X  No    .
               ---    ---

Aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1997: $76,551,593. based on the closing price of the Company's Common Stock as reported on NASDAQ. Number of shares outstanding of the Company's Common Stock, no par value, as of February 28, 1997: 23,319,516

Documents incorporated by reference: Exhibits previously filed as noted on page 25. Index to Exhibits is on page 25. Total number of pages in this Form 10-K is 48.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SILICON STORAGE TECHNOLOGY, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .11

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .11

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .11

PART II

     Item 5.   Market for Registrant's Common Stock and Related
               Shareholder Matters . . . . . . . . . . . . . . . . . . . . . .12

     Item 6.   Selected Consolidated Financial Data. . . . . . . . . . . . . .13

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . .13

     Item 8.   Consolidated Financial Statements and Supplementary Data. . . .17

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .18

PART III

     Item 10.  Directors and Executive Officers of the Company . . . . . . . .19

     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .21

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . . . . .23

     Item 13.  Certain Relationships and Related Transactions. . . . . . . . .24

PART IV

     Item 14.  Exhibits, Financial Statement Schedule, and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .25

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

Index to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .32

                                      PART I

ITEM 1.   BUSINESS

     Silicon Storage Technology, Inc. ("SST" or the "Company") was incorporated in California in 1989. The Company is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer, communications, multimedia, and video game markets. The Company's product revenues to date have substantially been derived from the sale of 1Mbit and 512Kbit memory devices used in personal computers and personal computer peripheral devices. The Company is developing higher density memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adaptor cards, digital cellular phones and printer font storage. The Company's executive offices are located at 1171 Sonora Court, Sunnyvale, California, 94086, and its telephone number is (408) 735-9110. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Risk Factors, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

     The Company operates in one industry segment: flash memory. All of the Company's memory products are nonvolatile memory devices. Nonvolatile memory represents a major class of the semiconductor memory market. The nonvolatile memory market is experiencing significant growth and facing new performance, reliability and cost requirements. Nonvolatile memory devices are distinguished from volatile memory devices, such as static random access memories ("SRAMs") and dynamic random access memories ("DRAMs"), by their ability to retain data without the continuous supply of power. Virtually all microprocessor and microcontroller based electronic systems require nonvolatile memory to store "program code" consisting of a basic instruction set critical to the operation of the system and information regarding the system configuration.

     Read-only memory ("ROM") devices, which are permanently encoded when they are produced, were the earliest and most basic type of nonvolatile memory. However, when program code had to be modified or changed, manufacturers needed to order new ROM devices. Erasable Programmable ROMs ("EPROMs") were developed in the early 1970s to enable system manufacturers to install or update program code immediately prior to system assembly. Furthermore, EPROMs can be reprogrammed by removing the device from the system, erasing the data through exposure to ultraviolet light for approximately 30 minutes, reprogramming and reinstalling the device in the system. Despite this rather costly and time-consuming erasure procedure, EPROMs have achieved market acceptance in a wide variety of applications.

     Nevertheless, system manufacturers generally prefer nonvolatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages. With in-system reprogrammable devices, manufacturers can more cost effectively change program codes in response to faster product cycles and changing market specifications thereby simplifying their inventory management and manufacturing process. With these devices, systems can be easily customized for the end user's specific system configuration, or remotely programmed and updated using a modem. In addition, in-system reprogrammable devices can be used for data storage functions, such as storage of phone numbers for speed dialing in a cellular phone. These market opportunities were initially addressed by the advent of Electrically Erasable PROMs ("EEPROMs") which could be electrically altered while remaining in the system. However, EEPROMs have remained considerably more expensive than EPROMs for a given amount of storage capacity ("density"). Flash memory was first introduced in the late 1980s as an alternative solution to EPROMs and EEPROMs. Flash memory devices are significantly less expensive than EEPROMs and can electrically erase select blocks of data on the chip "in a flash." The flash memory market has grown quickly as customers substitute flash memory for EPROMs and the more expensive EEPROMs.

PRODUCTS AND APPLICATIONS

     The Company currently designs and markets flash memory devices, all of which incorporate and are manufactured using the Company's proprietary SuperFlash technology. SuperFlash is a registered trademark of SST. The Company's products are differentiated based upon certain attributes, such as density, voltage, access speed, packaging and predicted endurance. The following table sets forth current products and sample applications.

                                                                                                              INITIAL
                                         ACCESS                                                               SHIPMENT
DENSITY   PRODUCT     DESCRIPTION      SPEED (NS)                        APPLICATION                            DATE
-------   -------     -----------      ----------                        -----------                          --------
512Kbit   29EE512   Page Mode, 5.0V    70, 90, 120    CD-ROM Drive, Analog Cellular Phone, Network Card         4/95
          29LE512   Page Mode, 3.0V    150, 200       Analog Cellular Phone                                     3/96
          29VE512   Page Mode, 2.7V    200, 250       Electronic Organizer/Data Bank                            2/96

1Mbit     29EE010   Page Mode, 5.0V    90, 120, 150   PC-BIOS, Hard Disk Drive, CD-ROM Drive,                   6/93
                                                      Analog Cellular Phone, Modem, Set-top Box
                                                      Point of Sale Terminal
          29LE010   Page Mode, 3.0V    150, 200       Wireless Modem, Analog Cellular Phone                     6/95
          29VE010   Page Mode, 2.7V    200, 250       Electronic Organizer/Data Bank                            9/95

2Mbit     29EE020   Page Mode, 5.0V    120, 150       PC-BIOS                                                   10/96

4Mbit     28SF040   Byte-Write, 5.0V   150, 200       Point of Sale Terminal, Video Game, Industrial Control    11/94
                                                      Digital Cellular Phone
          28LF040   Byte-Write, 3.0V   200, 250       Digital Cellular Phone                                    10/95
          28VF040   Byte-Write, 2.7V   200, 250       Data Bank, Organizer                                      10/96
          28PC040   PCMCIA, 5.0V       250            PCMCIA Memory Card                                        7/94

     During 1996, a majority of the Company's product revenues were derived from sales of the Company's 1Mbit Page Mode Flash (5.0V), and a majority of such sales were made to personal computer ("PC") manufacturers for use in storing PC-BIOS. This product also addresses applications for hard disk drives, CD-ROM drives, analog cellular phones, modems and set-top boxes. The Company believes that PC manufacturers may, over time, start to replace 1Mbit Flash products with 2Mbit Flash memory products. Total product revenues to date have substantially been derived from the sale of 1Mbit and 512Kbit memory devices used in PC and PC peripheral devices such as CD-ROM drives. While the Company has introduced 2Mbit and 4Mbit devices, there can be no assurance that these sales will grow above their current low levels. The Company is in the process of developing new products with increased densities of 16Mbit and 32Mbit and maintaining the voltage requirement of either 5.0V-only, 3.0V-only or 2.7V-only. However, there can be no assurance that the Company can anticipate future market demands or that the products it develops will meet future market needs. A decline in market demand for the Company's 512Kbit or 1Mbit SuperFlash products may adversely affect the Company's operating results. The Company's present revenue reliance on the 512Kbit and 1Mbit products is made more risky by the fact that the 1Mbit product sales are concentrated in the PC industry and 512Kbit product sales are concentrated in the CD-ROM and hard disk industry. A decline in demand in the PC or PC peripheral industries could have a material adverse effect on the Company's operating results and financial condition.


SALES AND DISTRIBUTION

     The Company's products are commodity products, and sales are highly dependent on the overall strength and sales of the PC and PC peripheral product industries. A reduction in activity one of these industries could have an adverse impact on the Company's product revenues and overall earnings. In addition, the semiconductor memory industry has recently experienced significant declines in average selling prices for all memory products, including flash memory. Such significant price declines have impacted gross margin in 1996 and, should they continue, may impact gross margin in 1997 and beyond.

     Most of the Company's sales are made to customers in Asia for use in PCs and PC peripherals. The Company sells to these customers through manufacturers' representatives, and in Japan through distributors. The Company sells and distributes its products in North America and Europe through a sales organization supported primarily by manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives, both located in Taiwan, accounted for 40% of the Company's product revenues during 1996. Because the Company has no direct sales force, the loss of either of these manufacturers' representatives or any other significant manufacturers' representative or distributor could have an adverse effect on the Company's operating results.

     During 1996, one customer, in which the Company holds a 14% equity investment, accounted for 12.7% of the Company's net revenues. International product and license revenues represented approximately 45% or $1.8 million, and 85% or $33.8 million, and 86% or $80.3 million of the Company's net revenues during fiscal 1994, 1995 and 1996, respectively. Most of the Company's international revenues during 1994 through 1996 have been earned on revenues to Asian manufacturers of personal computers. These customers include Acer, Elite Computer Systems, First International Computer, Giga-Byte Technology Corporation, Asustek Computer Corporation, Mitac International, and Quantum Designs. The Company's products are also being used in CD-ROM drives, DVD players, hard disk drives, video games, and portable electronic devices manufactured by Sony, Hitachi, Matsushita, Toshiba, TEAC, NEC, Seagate, InterAct and SEGA.

     Due to its level of international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Although the Company to date has not experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

MANUFACTURING

     The Company subcontracts to semiconductor manufacturing foundries. As of December 31, 1996, the Company's major wafer fabrication foundries are three separate Sanyo Electric Co. Ltd. ("Sanyo") facilities and one Winbond Corporation ("Winbond") facility. In the past, the Company was not always able to procure from its current wafer fabrication foundries sufficient wafers to meet all of the demand and experienced difficulties in meeting scheduled shipments to its customers. There can be no assurance that such a situation, which resulted in allocating available products among its customers, may not recur again in the future.

     In order to obtain, on an ongoing basis, an adequate supply of wafers, especially for future products fabricated using more advanced process technologies, the Company has considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes and the formation of joint ventures to own and operate foundries. There can be no assurance that the Company's current foundries, together with any additional foundries whose capacities might be obtained, would be willing or able to satisfy all of the Company's requirements on a timely basis at competitive prices. In February, 1997, the Company entered into an agreement with the Taiwan Semiconductor Manufacturing Co. Ltd. ("TSMC"). Under the agreement, TSMC will license the Company's technology to manufacture wafers, pay a royalty on wafers manufactured using the Company's technology, and grant the Company favorable considerations for wafer pricing and allocation. The Company will also provide TSMC with the information necessary to establish the Company's technology in TSMC's foundry. Product pre-production is scheduled for the first quarter of 1997 with full production scheduled to begin in the third quarter of 1997. However, there can be no assurance that TSMC will be able to achieve volume production in a timely fashion or that TSMC will allocate sufficient production capacity to the Company to satisfy the Company's customers.

     In 1996, the Company entered into an agreement with Seiko Epson Corporation ("Seiko Epson") whereby Seiko Epson paid the Company an upfront license fee, agreed to pay the Company a royalty on wafers manufactured using the Company's technology other than wafers for sale to the Company and provide the Company with a monthly minimum quantity of wafers which increases over time. The Company granted Seiko Epson a license to use certain of the Company's technology to manufacture wafers and to provide Seiko Epson with the information necessary to establish the Company's technology in Seiko Epson's foundry. At the present time, no volume production is anticipated as a result of this agreement.

     The Company purchases wafers from Sanyo under a manufacturing agreement that expires in the year 2009. The Company has encountered delays in the qualification process and production ramp-up in the past, and there can be no assurance that the Company will not experience future delays in the qualification or production ramp-up of this facility. The Company purchases wafers from Winbond under a licensing agreement that expires in the year 2008. During 1995, the wafer allocation capacity from Winbond was limited, and the Company received an increase in such capacity during 1996. Currently, volume production from Winbond is not anticipated during 1997.

     Wafer sort is performed at Sanyo and at the Company. The Company may add wafer sort capacity at its Sunnyvale, California facility; however, there can be no assurance that the Company will not experience delays in the qualification or production ramp-up of such facilities. The Company uses various offshore foundries for assembly. In the assembly process, the silicon wafers are separated into individual die that are then assembled into packages. The Company packages die into PDIP, PLCC and TSOP packages at various facilities in various countries. In the event of a rapid growth in demand for the Company's products, the Company may not be able to procure from its package assembly foundries a sufficient supply of packages to satisfy its customers.

     Following assembly, the packaged devices require screening, testing, and finishing to segregate good from nonconforming devices and to identify devices by performance levels. Currently, all devices are screened, tested, and inspected pursuant to the Company's quality assurance program at either the Company's test facilities in Sunnyvale, California or at subcontracted facilities in Lingsen, Taiwan. Finishing operations are performed at either domestic subcontractors, the Company's facility in Sunnyvale, California or subcontracted facilities in Lingsen, as applicable, before shipment to customers. The Company currently performs all test program development, electrical final test, and inspection at either facility in Sunnyvale, California or at subcontracted facilities in Lingsen, Taiwan. In 1996, the Company expanded capacity at its Sunnyvale facility. There can be no assurance that the Company will not experience delays in the production ramp-up of future facilities.

     While the timeliness, yield, quality and reliability of wafers and packaged devices delivered from the Company's foundries have been acceptable to date, there can be no assurance that problems will not occur in the future. Any significant disruption in adequate supplies from foundries, subcontractors, or the Company's own test facilities could delay shipment and result in loss of customers, limitations, or reductions in the Company's revenues, and other adverse effects on the Company's operating results. To date the Company has not found it necessary to seek ISO-9000 certification. If in the future the Company's customers were to require such certification, the Company would be required to spend significant time and resources implementing the systems and controls necessary to obtain certification. There can be no assurance that the Company would be able to achieve such certification.


     The Company maintains an information system for monitoring work-in-process inventory and various quality parameters. The information system maintains both forward and backward traceability for each wafer lot through test, finish, and inspection. Records are maintained in order to maximize yields, evaluate foundry performance, diagnose potential problems, and monitor and improve product and process quality. As the Company expands its products and markets, there is no assurance that the Company's information system will be adequate for its future needs.

RESEARCH AND DEVELOPMENT

     During 1994, 1995 and 1996, the Company spent $2.7 million, $4.1 million, and $6.9 million, respectively, on research and development. The Company is developing 16Mbit and 32Mbit products with applications for network adapter cards, cellular telephones, printer font storage, digital cameras, voice recorders, video telephones and memory cards. The Company also is developing a new 0.35 micron process for these high density products. The markets for the Company's products are characterized by rapidly changing technology, product obsolescence, and the frequent introduction of new products. There can be no assurance that the Company can anticipate future market demands or that the products it develops will meet future market needs.

     The Company's ability to succeed depends upon its ability to develop products with which the Company has limited or no experience. There can be no assurance that the Company will be able to identify new product opportunities, much less that the Company will be able to develop and market new products successfully. Delays in developing new products or achieving volume production of new products could have a material adverse effect on the Company's operations. In addition, there can be no assurance that such products, even if introduced, will gain market acceptance or that the Company will be able to respond effectively to new technological changes or new product announcements by others.

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, and other resources than the Company. The Company's medium density products, sales of which presently account for substantially all of the Company's revenues, compete principally against products offered by Intel Corporation, Advanced Micro Devices, Inc., Atmel Corporation, SGS-Thomson Microelectronics, Inc. and Macronix, Inc. If the Company is successful in developing its high density products, it expects that these products will compete principally with products offered by Intel Corporation, Advanced Micro Devices, Inc., Fujitsu, Samsung Semiconductor, Inc., SanDisk Corporation and Toshiba Corporation, as well as any new entrants to the market. In addition, the Company believes that a primary source of competition comes from alternative technologies. In particular, competition may come from companies that offer ferroelectric random access memory devices ("FRAMs") if such technology is commercialized for higher density applications. The Company may also in the future experience direct competition from its foundry partners:
Sanyo, Winbond, Seiko, and TSMC. The Company has licensed to each foundry the right to fabricate product based on the Company's technology and circuit design, and to sell such products worldwide, subject to royalty payments to the Company. There can be no assurances that the Company will be able to compete successfully in the future.

     The Company believes that the principal factors upon which its products must compete are price, reliability, functionality and ability to offer timely delivery to customers. While the Company believes that its medium density products currently compete favorably on the basis of price, reliability and functionality, the Company's principal competitors have a significant advantage over the Company in terms of financial, technical and marketing resources. The long-term ability of the Company to compete successfully in the evolving flash memory market will depend on factors both within and beyond its control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of its competitors and general economic conditions. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results.

PATENTS AND LICENSES

     The Company's products are designed around patented memory cell technology and are fabricated using patented process technology. The Company owns 19 U.S. patents concerning certain aspects of its products and processes, although not all of these patents are in the field of memory cell or process technology. Foreign patent applications have been filed in Europe, Japan and Canada. There can be no assurance that pending patent applications will be granted. The Company's products are also protected by copyrights and mask work production rights. There can be no assurance, however, that the Company's patents, copyrights or mask work production rights will provide it meaningful protection from competition, especially abroad. The Company's operating results could be materially adversely affected by piracy of the Company's intellectual property. The Company has from time to time received, and may in the future receive, communications from third parties asserting patent rights embracing the Company's products. In particular, on January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission against two suppliers of the Company's parts. The Company believes this action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements.

     The Atmel complaint stated that the Company's use of its SuperFlash technology infringes the patents of those third parties. Two other corporations have sent letters suggesting that certain of their patents may be infringed by the Company's products. Since the design of all the Company's products, including the 1Mbit product, are based on the Company's SuperFlash technology, any finding that the Company's use of its SuperFlash technology infringes a third party patent could have a material adverse effect on the Company's entire product line. Similarly, any finding that the Company's products infringe a third party patent could have a material adverse effect on the Company's product line and operating results. There can be no assurance that other third parties will not bring suit against the Company claiming an infringement of intellectual property. The Company cannot predict the effects of any such litigation. If any of the Company's products were found to infringe on the protected technology of a third party, there can be no assurance that the Company could license such technology on commercially reasonable terms or that the Company could successfully operate without such technology. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins. Moreover, the Company, if found to infringe, could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the U.S. any products that infringe the protected technology. In addition, the management attention consumed by and legal costs associated with any such litigation could have a material adverse effect on the Company's operating results.

     The Company has licensed to its current foundries the right to fabricate products based on the Company's technology and to sell such products worldwide, subject to royalty payments to the Company. In addition to these licenses, the Company has licensed to Rockwell International Corporation the right to use the Company's technology to produce and market 0.8 micron embedded modem applications. The Company has also licensed similar technology to Information Storage Device and Analog Devices. The Company intends to license its technology to other third parties in the future which may also compete against the Company.


BACKLOG

     Sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer's needs. Accordingly, the Company believes that its open purchase orders at any given time are not a meaningful indicator of future sales and that changes in the amount of its open purchase orders do not necessarily reflect a corresponding change in the level of actual sales.

EMPLOYEES

     As of December 31, 1996, the Company employed 143 individuals on a full-time basis, all but one of whom reside in the U.S. One employee resides in Japan. Of these 143 employees, 17 were employed in manufacturing engineering, 50 in manufacturing and support, 39 in research and development, 13 in sales and marketing and 24 in administration and finance. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

RISK FACTORS

     The following factors should be considered carefully in addition to other information contained in this report:

FLUCTUATIONS IN OPERATING RESULTS; SHORT HISTORY OF PROFITABILITY. The Company has a limited operating history and its operating results are subject to quarterly and annual fluctuations due to a variety of factors including the availability, deliverability and cost of wafers from the Company's suppliers, competitive pricing pressures and related changes in average selling prices, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Specifically, industry overcapacity during 1996 has resulted in higher than normal price declines in the markets to which the Company sells. This significant price erosion has unfavorably impacted the Company's revenues, gross margins and profitability during recent quarters.

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

     The Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE. In recent years, the stock market in general, and the price of stock of technology companies in particular, have experienced extreme price fluctuations, sometimes without regard to operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions or broad market trends unrelated to performance may have a significant effect on the market price of the Company's Common Stock.

RELIANCE ON SINGLE PRODUCT. A majority of the Company's product revenues were derived from sales of the Company's 1Mbit SuperFlash product. The majority of these 1Mbit SuperFlash products were sold for use in PCs and PC peripherals. A decline in market demand for the Company's 1Mbit SuperFlash product may adversely affect the Company's operating results. A decline in demand in the personal computer industry could have a material adverse effect on the Company's operating results and financial condition.

LIMITS OF PATENT PROTECTION; CLAIMS OF OTHERS. The Company owns 19 U.S. patents concerning certain aspects of its products and processes. Foreign patent applications have been filed in Europe, Japan, and Canada. There can be no assurance that pending patent applications will be granted. The Company's products are also protected by copyrights and mask work production rights. There can be no assurance, however, that the Company's patents, copyrights or mask work production rights will provide it meaningful protection from competition, especially abroad. The Company's operating results could be materially adversely affected by piracy of the Company's intellectual property.

     The Company is the defendant in a patent infringement lawsuit filed by Atmel in the U.S. Federal District Court for the Northern District of California on January 3, 1996. On February 17, 1997, Atmel filed an action with the International Trade Commission against two suppliers of the Company's parts. The Company believes this action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. In addition to the Atmel lawsuit, the Company has from time to time received and may in the future receive, communications from third parties asserting patent rights embracing the Company's products. Specifically, two other corporations have sent letters suggesting that certain of their patents may be infringed by the Company's products. The Atmel complaint states that the Company use of its SuperFlash technology infringes the patents of those third parties. Since the design of all the Company's products, including the 1Mbit product are based on the Company's SuperFlash technology, any finding that the Company's use of its SuperFlash technology infringes a third party patent could have a material adverse effect on the Company's entire product line and operating results. The Company has responded to each of these claims of infringement asserting defenses that it believes are meritorious. The Company has also indicated an interest in licensing from Atmel one patent related to the JEDEC standard for manufacturer identification. There can be no assurance that Atmel will license this patent on commercially reasonable terms, nor can there be any assurance that other third parties will not bring suit against the Company claiming an infringement of intellectual property. The Company cannot predict the effects of any such litigation. If any of the Company's products were found to infringe the protected technology of a third party, there can be no assurance that the Company could license such technology on commercially reasonable terms or that the Company could successfully operate without such technology. Moreover, the Company, if found to infringe, could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the U.S. any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a material adverse effect on the Company's operating results.

DEPENDENCE ON FOREIGN FOUNDRIES. The Company does not have the capability to manufacture its product. The Company currently buys all of its wafers, an integral component of its products, from a limited number of suppliers. Failure by these suppliers to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues or higher than anticipated cost of revenues, which would affect operating results adversely. During 1996, substantially all of the raw material was supplied by Sanyo and Winbond. During 1996, the Company entered into an agreement with Seiko Epson but no production wafers are deliverable or have been delivered by Seiko Epson to date.

     In February, 1997, the Company entered an agreement with TSMC for the production of its 2Mbit product in 1997. However, there can be no assurance that TSMC will be able to achieve volume production in a timely fashion or that TSMC will allocate sufficient production capacity to the Company to satisfy the Company's customers. At times, the Company has been unable to meet all of the demand for its products, and, at times, has failed to meet scheduled shipment dates, due to the Company's inability to obtain a sufficient supply from its foundries. There can be no assurance that the Company's current contract foundries, together with any additional foundry at which capacity might be obtained, would be willing or able to satisfy all of the Company's requirements on a timely basis at favorable prices. In addition, the Company has encountered delays in the qualification process and production ramp-up in the past, and qualification and production ramp-up times at any additional foundry, assuming an additional foundry could be found at all, could take longer than anticipated. The Company is also subject to the risks of service disruptions, raw material shortages and price increases by the foundries. Such disruptions, shortages and price increases could have a material adverse effect on the Company's operating results.

DEPENDENCE ON MANUFACTURERS' REPRESENTATIVE AND DISTRIBUTORS. Most of the Company's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives accounted for 40% of the Company's product revenues during 1996. The loss of either of these manufacturers' representatives or any other significant manufacturer's representative or distributor could have an adverse effect on the Company's operating results.

FLASH MEMORY MARKET. All of the Company's products, as well as all new products currently under design, are flash memory devices. A technology other than SuperFlash may be adopted as the industry standard. The Company's competitors are generally in a better financial and marketing position than the Company from which to influence industry acceptance of a particular flash technology. To the extent those competitors are able to promote a technology other than SuperFlash as an industry standard, the Company operating results and financial condition may be adversely affected.

PRICE VOLATILITY; RECENT MARKET CONDITIONS; COMPETITION. The semiconductor memory industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. Historically, the selling prices for semiconductor memory products fluctuate significantly with changes in the supply and demand for these products. Recently, industry overcapacity during 1996 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time, as market conditions indicate that growth in worldwide supply outpaced growth in demand during 1996 and such market conditions may continue into 1997 and beyond. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. However, there can be no assurance that these activities will be implemented in a timely manner to offset anticipated future declines in average selling prices.

     The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, and other resources than the Company. Many of the Company's competitors have recently added significant capacity for the production of semiconductor memory components. The Company's medium density products, sales of which presently account for substantially all of the Company's revenues, compete principally against products offered by Intel Corporation, Advanced Micro Devices, Inc., Atmel Corporation, SGS-Thomson Microelectronics, Inc. and Macronix, Inc. If the Company is successful in developing its high density products, it expects that these products will compete principally with products offered by Intel Corporation, Advanced Micro Devices, Fujitsu, Samsung Semiconductor, Inc., SanDisk Corporation and Toshiba Corporation, as well as any new entrants to the market.

     In addition, the Company believes that a primary source of competition may come from alternative technologies. In particular, competition may come from companies that offer FRAMs if such technology is commercialized for higher density applications.

     The Company may also in the future experience direct competition from its foundry partners: Sanyo, Winbond, Seiko Epson and TSMC. The Company has licensed to each foundry the right to fabricate product based on the Company's technology and circuit design, and to sell such products worldwide, subject to royalty payments to the Company. There can be no assurances that the Company will be able to compete successfully in the future.

INTERNATIONAL OPERATIONS. During 1994, 1995, and 1996, export product and licensing account for approximately 45%, 85%, and 86% of the Company's net revenues, respectively. Due to its international sales and manufacturing, the Company is exposed to risks associated with tariffs, non-tariff trade barriers, taxes, import license requirements, exchange rate fluctuations, foreign government regulations, and geopolitical risks such as political and economic instability including changes in diplomatic and trade relations.


RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The markets for the Company's product are characterized by rapidly changing technology, product obsolescence, and the frequent introduction of new products. The Company's ability to succeed depends on its ability to develop products with which the Company has limited or no experience. There can be no assurance that the Company will be able to identify new product opportunities, much less that the Company will be able to both develop and market new products successfully or in a timely fashion.

PURCHASE OF MANUFACTURING CAPACITY; FUTURE CAPITAL NEEDS. In order to obtain additional manufacturing capacity, the Company has considered expenditures in the form of deposits, equipment purchases, loan, joint ventures or equity investments in or with wafer fabrication companies. Any such transaction could involve a Company commitment of substantial capital and technology licenses in return for production capacity. The need to commit substantial capital may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed on terms acceptable to the Company. The Company's inability to secure such financing, if needed, could have a material adverse impact on the Company's operating results.

ITEM 2.  PROPERTIES

     The Company occupies three leased facilities totaling approximately 53,000 square feet in Sunnyvale, California in which its executive offices, manufacturing engineering, research and development and testing facilities are located. The lease on the first of these facilities that the Company occupies, accounting for approximately 20,000 square feet, expires in May 1998 and is renewable at the Company's option for an additional five years. The lease on the second facility expires in June 1998. The lease on the third facility of 20,000 square feet expires in April, 2000 and is renewable with one two-year option to extend the lease. The Company believes these facilities are adequate to meet its needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     On January 3, 1996, Atmel sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, in willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission against two suppliers of the Company's parts. The Company believes this action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

     At the present time, there is no other pending litigation or proceeding involving a director, officer, employee or other agent of the Company in which indemnification would be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

     The principal U.S. market for the Company's Common Stock is The Nasdaq Stock Market. The only class of the Company's common equity that is traded is the Company's Common Stock. The Company's Common Stock has traded on The Nasdaq Stock Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, mark-downs, or commissions. The closing sales price of the Company's Common Stock on December 31, 1996 (the last trading day in 1996) was $4.875.

                                                      High close    Low close
1995:                                                 ----------    ---------
Period from November 21, 1995 to December 29, 1995      $18 1/4     $11 11/16

1996:
First Quarter: January 1 - March 31, 1996                13 1/4       9 7/8
Second Quarter: April 1 - June 30, 1996                  20 1/8      11 1/4
Third Quarter: July 1 - September 30, 1996               13 3/4       6 5/8
Fourth Quarter: October 1 - December 31, 1996             9 5/8       4 3/8

Approximate Number of Equity Securityholders

     As of February 28, 1997, there were approximately 3,651 record holders of the Company's Common Stock.

Dividends
     The Company has never paid a cash dividend on its Common Stock and intends to continue to retain earnings, if any, to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Report. The statements of operations data for the years ended December 31, 1994, 1995 and 1996 and the balance sheet data at December 31, 1995 and 1996 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Report. The statements of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited financial statements not included in this Report. The results of operations are not necessarily indicative of the results to be expected for future periods.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                        1992      1993      1994      1995      1996
                                                                        ----      ----      ----      ----      ----
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Product revenues                                                    $     -   $   112   $ 3,355   $38,283   $90,638
  License revenues                                                        700     4,079       730     1,245     2,652
                                                                      -------   -------   -------   -------   -------
    Net revenues                                                          700     4,191     4,085    39,528    93,290
                                                                      -------   -------   -------   -------   -------

Costs and expenses:
  Cost of revenues                                                          -       391     4,080    26,360    59,494
  Research and development                                              1,264     2,393     2,722     4,058     6,948
  Sales and marketing                                                      92       217       599     2,455     5,292
  General and administrative                                              407       751       910     1,464     3,370
                                                                      -------   -------   -------   -------   -------
                                                                        1,763     3,752     8,311    34,337    75,104
                                                                      -------   -------   -------   -------   -------
    Income (loss) from operations                                     (1,063)       439   (4,226)     5,191    18,186
Interest and other income, net                                             12        61        77       517     1,763
Interest expense                                                         (21)      (32)     (309)     (273)         -
                                                                      -------   -------   -------   -------   -------
    Income (loss) before provision for (benefit from) income taxes    (1,072)       468   (4,458)     5,435    19,949
Provision for (benefit from) income taxes                                   -       307        51     (594)     7,598
                                                                      -------   -------   -------   -------   -------
    Net income (loss)                                                ($1,072)   $   161  ($4,509)   $ 6,029   $12,351
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
Net income (loss) per share (1)                                      ($ 0.09)   $  0.01  ($ 0.40)   $  0.30   $  0.49
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
Shares used in per share computation (1)                               11,579    18,522    11,255    19,786    25,114
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
Total assets                                                          $   626   $ 7,952   $ 7,749   $66,403   $80,914
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------
Long-term obligations                                                 $     -   $ 3,532   $ 3,571   $     -   $     -
                                                                      -------   -------   -------   -------   -------
                                                                      -------   -------   -------   -------   -------

(1) See Note 1 of Notes to Consolidated Financial Statements describing the shares used in computing net income (loss) per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Business, Risk Factors, and Legal Proceedings. All of the Company's products are currently manufactured through collaborative manufacturing relationships with two semiconductor manufacturers: Sanyo and Winbond. To date, the Company has obtained the majority of its wafers from Sanyo. The Company's orders from these manufacturers are based upon existing and forecasted customer demand. As demand for the Company's products has increased, the Company has been unable to obtain its desired allotment of wafers. The Company is in the process of transitioning production of its primary SuperFlash products to smaller geometries, thereby increasing the number of usable die per wafer that the Company receives from its manufacturers.

     The Company has entered into agreements with Seiko Epson and TSMC to obtain additional wafer manufacturing capacity. Bringing a new manufacturer up to full volume production is a complex procedure and there can be no assurance that either Seiko Epson or TSMC will be able to achieve volume production in a timely fashion or that either Seiko Epson or TSMC will allocate sufficient production capacity to the Company.

     Average selling prices have declined significantly over the past year and average selling prices of semiconductor products have generally declined over time and are expected to decline in the future, principally due to increased market competition. Specifically, industry overcapacity during 1996 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. If such activities can not be implemented in a timely manner to offset anticipated declines in average selling prices, losses may result and liquidity may be impacted.

     During 1996, the Company derived approximately 40% of its product revenues from sales to Taiwan-based PC manufacturers. The Company intends to diversify its customer base by increasing sales in other geographic areas and targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, video game, electronic organizer and set-top box markets. The Company anticipates that as sales in Japan, the United States and Europe increase, overall days sales outstanding will increase. During 1994, 1995 and 1996 respectively, international sales accounted for approximately 45% or $1.8 million, 85% or $33.8 million, and 86% or $80.3 million of the Company's net revenues, respectively. The Company is in the process of increasing the scope of its international operations and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

NET REVENUES. Net revenues increased from $4.1 million in 1994 to $39.5 million in 1995 to $93.3 million in 1996, due to increased units shipped of the Company's products.

     The Company began recognizing product revenue in June 1993. Product revenues were $3.4 million in 1994, increasing to $38.3 million in 1995 and $90.6 million in 1996. These increases were primarily the result of increased market acceptance of the Company's 1Mbit SuperFlash memory products, and to a lesser extent the introduction of the Company's new 4Mbit product in 1994 and first 512Kbit product in 1995 and 2Mbit product in 1996. Product revenue is typically recognized upon shipment to manufacturing customers. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such revenues, related cost of revenues and related gross margin until the merchandise is sold by the distributors to the end user.

     The Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volumes and decrease manufacturing costs of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices. The Company's ability to increase its unit sales volumes depends on the capacity of its manufacturers' representatives and distributors to generate orders, increasing its wafer capacity allocation from current foundries, improving the yield of die per wafer from its foundries through reductions in the die size of the Company's products, adding additional foundries and implementing advanced process technologies. Industry overcapacity during 1996 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects that this price erosion may continue for some time.

     License revenues increased from $730,000 in 1994 to $1.2 million in 1995 and $2.7 million in 1996. License revenues in 1995 included a one time payment of $1.0 million from Rockwell International Corporation and license revenues in 1996 included a one-time payment of $1.0 million from Seiko Epson. Most of the Company's technology licenses provide for the payment of upfront license fees and continuing royalties based on product sales. Revenue from license or other technology arrangements is recognized upon the shipment of the product or documentation if the remaining obligations are insignificant and collection of the resulting accounts receivable is probable. The Company anticipates that license revenues will fluctuate significantly in the future. Revenue from best efforts joint development contracts is recognized under the percentage of completion method. See Note 1 of Notes to Consolidated Financial Statements.

COST OF REVENUES. Gross margin was $5,000 in 1994, $13.2 million or 33% of net revenues in 1995, and $33.8 million or 36% of net revenues in 1996. The fluctuations in gross margins between 1994 through 1996 were primarily a function of changes in the mix between license revenues and product revenues. In 1994, gross margin was further impacted by higher manufacturing costs associated with the Company's 4Mbit product and ramp-up costs for its 1Mbit product absorbed by a relatively small number of 1Mbit unit sales. Future fluctuations in gross margins may occur as a result of changes in the mix between license revenues and product revenues or the impact of changes in product mix. Year-to-year fluctuations in gross margin during 1994 through 1996 were not necessarily reflective of quarterly results during this period. Refer to Item 8: Selected Consolidated Quarterly Data for a discussion of quarterly results.

     The Company's agreement with Sanyo provides for wafer price adjustments based on dollar/yen exchange rate fluctuations. As a result, a strengthening yen could result in higher cost of revenues. Gross margins may also be affected by cost reductions, yield fluctuations, wafer costs, changes in product mix, the mix of sales through distribution channels and competitive pricing pressures.

GROSS MARGIN. Average selling prices of Flash memory products are subject to significant fluctuations due to periodic changes in supply and demand. Declining average selling prices will adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix. Specifically, industry overcapacity during 1996 has resulted in higher than normal price declines in the markets to which the Company sell. This significant price erosion has unfavorably impacted the Company's revenues, gross margins and profitability during recent quarters.

OPERATING EXPENSES. Operating expenses (research and development, sales and marketing, and general and administrative expenses) as a percentage of product revenues declined from 21% of product revenues ($8.0 million) in 1995 to 17% of product revenues ($15.6 million) in 1996 due to increasing sales volumes. This decrease of operating expenses as a percentage of product revenues from year to year is not necessarily indicative of future behavior of operating expenses as a percentage of product revenues; operating expenses may increase as a percentage of product revenues in the future. Operating expenses are expected to increase in absolute dollar amount over time, primarily due to the hiring of additional personnel and development of the Company's infrastructure.

RESEARCH AND DEVELOPMENT. Research and development expenses were $2.7 million or 67% of net revenues in 1994, $4.1 million or 10% or net revenues in 1995, and $6.9 million or 7% of net revenues in 1996. These year over year increases in the level of research and development expense were primarily due to the hiring of additional personnel, depreciation related to purchases of additional test equipment, and increased prototyping and product qualification costs associated with the Company's product and process development efforts.

SALES AND MARKETING. Sales and marketing expenses were $0.6 million or 15% of net revenues in 1994, $2.5 million or 6% of net revenues in 1995, and $5.3 million or 6% of net revenues in 1996. Sales and marketing expense consists primarily of sales commissions to manufacturers' representatives, salaries of the Company's sales and marketing personnel and product literature. The significant increase in sales and marketing expenses during 1995 and 1996 was primarily due to increases in sales commissions to manufacturers' representatives and costs associated with the Company's product data books.

     Historically, a majority of the Company's product revenues have been generated through manufacturers' representatives. Manufacturers' representatives are expected to continue to be responsible for a majority of the Company's product revenues for the foreseeable future, but the Company anticipates an increase in the volume of distributor sales. The Company's sales commission structure for its manufacturers' representatives decreases as manufacturers' representatives achieve higher levels of sales activities within a given year. Accordingly, the Company expects that sales commissions to manufacturers' representatives will decrease as a percentage of product revenues as cumulative yearly product revenues increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $910,000 or 22% of net revenues in 1994, $1.5 million or 4% of net revenues in 1995, and $3.4 million or 4% of net revenues in 1996. These increases in the level of general and administrative expenses were primarily to support the higher level of operations. The Company anticipates that general and administrative expenses will continue to increase in absolute dollar amount. Additionally, it is reasonably possible that the Company may incur additional expenses in connection with the Atmel litigation.

INTEREST AND OTHER INCOME. Interest and other income was $77,000 or 2% of net revenues in 1994, $517,000 or 1% of net revenues in 1995, and $1.8 million or 2% of net revenues in 1996. Interest income increased during 1994 through 1996 as working capital increased, particularly as a result of the investment of proceeds from the Company's initial public offering in late 1995.

INTEREST EXPENSE. Interest expense was $309,000 or 8% of net revenues in 1994 and $273,000 or 1% of net revenues in 1995. There was no interest expense in 1996. The interest expense in 1994 and 1995 was primarily due to borrowings against the Company's line of credit facility in order to finance equipment purchases. The decrease in interest expense in 1995 and 1996 was primarily due to payments made which decreased corporate debt during 1995. All such long-term debt was repaid as of December 31, 1995.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's provision for (benefit from) income taxes was $51,000 in 1994, $(594,000) in 1995, and $7.6 million in 1996. The provision for income taxes in 1994 was primarily the result of Japanese taxes withheld on license revenues. At December 31, 1994, the Company had federal and state net operating losses relating to prior years of approximately $5.3 million and $2.1 million, respectively, which were utilized against taxable income during 1995. The benefit in 1995 relates to the recording of a deferred tax asset by the Company during the fourth quarter which previously had been fully reserved by a valuation allowance. During 1996, the Company was fully subject to federal and state income taxes. See Note 6 of Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     From inception to November 1995, the Company used proceeds from the private sale of equity securities, funds generated from corporate borrowing and convertible debentures and internal cash flow to support its operations, acquire capital equipment and finance inventory and accounts receivable. In November 1995, the Company completed its initial public offering. Cash from the offering and the subsequent exercise of an over-allotment option by the underwriters resulted in net proceeds of $40.9 million to the Company.

     Cash used in operating activities was $2.7 million during 1994 and primarily resulted from net loss of $4.5 million offset by increases to accounts payable, accrued expenses and deferred revenue of $1.3 million. Cash provided by operating activities was $8.2 million during 1995 and primarily resulted from net income of $6.0 million and increases in accounts payable and accrued expenses $10.8 million offset by cash used for increases to accounts receivable of $6.9 million and increases to inventories of $2.7 million. Cash used in operating activities was $1.4 million during 1996 and primarily resulted from net income of $12.4 million and increases in accounts payable of $2.3 million being offset by inventory increases of $13.6 million and increases to accounts receivable and accounts receivable from related parties of $5.5 million.

     During fiscal 1994 and 1995, the Company had a line of credit of $4 million with Quantum Corporation. Total borrowings under this line of credit were $3.3 million at the end of the third quarter 1995. This loan was repaid in full in October 1995 and the facility was canceled. The Company issued Quantum Corporation a $1 million convertible debenture in December 1993 and another
$1 million convertible debenture in January 1994. The principal and accrued interest on the debentures were converted into approximately 740,000 shares of the Company's common stock immediately prior to the completion of the offering and were sold as a part of the offering. The Company had no long-term debt outstanding as of December 31, 1995 or 1996.

     The Company made capital expenditures of approximately $1.4 million, $4.3 million, and $10.7 million in 1994, 1995, and 1996, respectively. These expenditures were primarily for the purchase of test equipment, design and engineering tools, and computer equipment. During 1996, the Company resold certain equipment to its subcontractor in Lingsen, Taiwan, for proceeds of $1.3 million. Management estimates that gross expenditures for capital equipment will be approximately $4.0 million in 1997. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies.

     In July, 1996 the Board of Directors authorized the purchase of up to 500,000 shares of the Company's Common Stock in the open market. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of approximately $723,000. In February, 1997, the Board of Directors approved a second stock purchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program is expected to continue until June, 1997, unless extended or shortened by the Board of Directors.

     As of December 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents, and short-term investments of approximately $36.2 million. The Company had no open lines of credit at December 31, 1996. However, the Company may elect to open a line to credit in the future to secure sufficient working capital to finance growth in operations. The Company believes that the cash balances, together with funds expected to be generated from operations may be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

     Specifically, industry overcapacity during 1996 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. If such activities can not be implemented in a timely manner to offset anticipated declines in average selling prices, losses may result and liquidity may be impacted.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P., independent accountants, dated January 15, 1997, are included in a separate section of this Report. See Index to Consolidated Financial Statements on Page 32.

SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA

                                     YEAR ENDED DECEMBER 31, 1995            YEAR ENDED DECEMBER 31, 1996
                                     ----------------------------            ----------------------------
                                  FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                 -------   -------   -------   -------   -------   -------   -------   -------
Net revenues                      $2,046    $7,924   $12,908   $16,650   $23,023   $23,371   $23,405   $23,491
Gross margin                         130     2,351     4,455     6,232     9,871     9,330     9,066     5,529
Income (loss) from operations    (1,110)       749     2,290     3,262     6,275     5,564     5,502       845
Net income (loss)                (1,166)       733     2,309     4,153     4,199     3,722     3,693       737
Net income (loss) per share      ($0.12)     $0.04     $0.12     $0.19     $0.17     $0.15     $0.15     $0.03

NET REVENUES. Net revenues increased from quarter to quarter during 1995 primarily due to increased product shipment volumes. The percentage increase in net revenues from quarter to quarter was virtually flat during 1996 as increased product shipment volumes were offset by declining average selling prices for the Company's products.

GROSS MARGIN. Gross margin increased as a percentage of net revenues and in absolute dollars from quarter to quarter during 1995 and through the first quarter of 1996 primarily due to increased product shipment volumes. During this period, gross margin increased from quarter to quarter due to economies of scale achieved from higher production volumes. Gross margin decreased as a percentage of sales and decreased in absolute dollar amount from the second quarter of 1996 through the end of the 1996 due to average selling prices declining faster than per unit manufacturing cost reductions being implemented by the Company.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations increased from quarter to quarter during 1995 and through the first quarter of 1996 primarily due to increased product shipment volumes from quarter to quarter. Income from operations decreased from quarter to quarter during the last three quarters of 1996 because declining average selling prices outpaced manufacturing cost reductions. In addition, operating expenses as a percentage of revenue generally increased quarter to quarter, largely driven by increased personnel costs.

NET INCOME (LOSS). Net income (loss) per share increased from quarter to quarter during 1995 primarily due to increased product shipment volumes from quarter to quarter and the utilization of prior year net operating losses which resulted in an income tax benefit during 1995. Net income per share generally decreased from quarter to quarter during 1996 due to declining gross margins and declining income from operations over this period as well as the impact of providing for income taxes.

NET INCOME (LOSS) PER SHARE. Net income (loss) per share increased from quarter to quarter during 1995 primarily due to increased product shipment volumes from quarter to quarter and the utilization of prior year net operating losses which resulted in an income tax benefit during 1995. Net income per share generally decreased from quarter to quarter during 1996 due to declining gross margins and declining income from operations over this period as well as the impact of providing for income taxes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names, ages and positions held with the Company of all executive officers and Directors of the Company. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

                                             PRINCIPAL OCCUPATION/
                                             ---------------------
          NAME                AGE        POSITION HELD WITH THE COMPANY
          ----                ---        ------------------------------
Bing Yeh (1)(4)               46    President, Chief Executive Officer and
Director
Thomas A. Freeze              50    Chief Operating Officer and Executive Vice
President
Michael J. Praisner           50    Vice President, Finance & Administration,
                                    Chief Financial Officer and Secretary
Isao Nojima                   53    Vice President, Memory Design and Product
                                    Engineering
Yaw-Wen Hu                    46    Vice President, Technology Development and
                                    Wafer Manufacturing and Director
David Sweetman                49    Vice President, Quality and Customer Support
Amy Yuen                      45    Vice President, Operations
Tsuyoshi Taira (1)(2)(3)      58    Director
Yasushi Chikagami (1)(2)(3)   58    Director
_________________________

(1)  Member of Compensation Committee
(2)  Member of Audit Committee
(3)  Member of Stock Option Committee
(4)  Sole Member of Non-Officers Stock Option Committee

     Bing Yeh, co-founder of the Company, has served as President, Chief Executive Officer and a director of the Company since its inception in 1989. Prior to founding the Company, Mr. Yeh served as a senior Research and Development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was Ph.D. candidate in Applied Physics at Stanford University and earned an Engineer degree in electrical engineering.
Mr. Yeh holds an M.S. and a B.S. in physics from National Taiwan University.

     Thomas A. Freeze, joined the Company as Chief Operating Officer and Executive Vice President in December 1996. Prior to joining the company, Mr. Freeze served as President of Exel Microelectronics from 1994 to 1996. From 1988 to 1994, he served as a Vice President of Cypress Semiconductor where he managed several operations including Technology Development, EPROMs, and Programmable Logic Products. Mr. Freeze holds a B.S.E.E. from Texas A & M University.

     Michael J. Praisner joined the Company as Vice President, Finance and Administration, Chief Financial Officer, and Secretary in September 1995. From 1994 to 1995, he served as Vice President, Finance and Chief Financial Officer of MicroModule Systems, Inc., a manufacturer of multichip modules for computer and telecommunications applications. From 1992 to 1993, he served as Vice President, Finance and Chief Financial Officer of Electronics for Imaging, Inc., a manufacturer of color desktop publishing computer systems. During part of 1991 he served as Vice President, Finance and Chief Financial Officer of Digital Link Corp., a computer communications equipment company. From 1989 to 1991, he served as Corporate Controller of Applied Materials Inc., a manufacturer of semiconductor wafer fabrication equipment. Mr. Praisner holds a B.A. in liberal arts and an M.B.A. from Southern Methodist University and is a Certified Public Accountant.

     Isao Nojima has served the Company as Vice President, Memory Design and Product Engineering since March 1993. From 1990 to 1993, he served as Director of Design Engineering of Pioneer Semiconductor Corporation, a manufacturer of semiconductors. From 1980 to 1990, he served as Design Manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a Senior Design Engineer for Intel Corporation. From 1969 to 1976, he was a Senior Researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and an M.S. in electrical engineering from Osaka University in Japan.

     Yaw Wen Hu has served the Company as Vice President, Technology Development and Wafer Manufacturing since July 1993 and became a director of the Company in September 1995. From 1990 to 1993, he served as Deputy General Manager of Technology Development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB Engineering Manager of Integrated Device Technology, Inc. From 1985 to 1988 he was the Director of Technology Development at Vitelic Corporation. From 1978 to 1985 he worked as a senior development engineer in Intel Corporation's Technology Development group. Mr. Hu holds a B.S. in physics from National Taiwan University and an M.S. in computer engineering and a Ph.D. in applied physics from Stanford University.

     David Sweetman has served the Company as Vice President, Quality and Customer Support since February 1994. Prior to joining the Company, he served from 1991 to 1993 as Vice President of Quality and Reliability of Catalyst Semiconductor Inc. From 1986 to 1991, he served as Director of Military Programs of Seeq Technology Inc. He has published numerous papers on the quality, reliability and performance of reprogrammable nonvolatile memories, SPC and PPM. Mr. Sweetman holds a B.S. in physics from San Diego State University and an M.B.A. from the University of Santa Clara.

     Amy Yuen has served the Company as Vice President, Operations since
April 1995. She joined the Company in 1991 as Director of Finance and Administration. From 1987 to 1991, she served as Director of Operations Planning of WYSE Technology, a personal computer company. From 1985 to 1987 she served as Controller and Personnel Manager for TCL Incorporated. From 1982 to 1985 she served as Cost Accounting Manager for Hewlett Packard. Ms. Yuen holds a B.S. in accounting from San Jose State University.

     Tsuyoshi Taira has been a director of the Company since July 1993. Mr. Taira served as a member of the board of directors of Atmel Corporation from 1987 to 1992. Mr. Taira served as president of Sanyo Semiconductor Corporation from 1986 to 1993. Mr. Taira was Chairman of the Sanyo Semiconductor Corporation from 1993 to 1996. Mr. Taira left the Sanyo Semiconductor Corporation in August, 1996. Mr. Taira currently owns and runs a marketing and management consulting company, Tazan International, Inc. Mr. Taira holds a B.S. from Tokyo Metropolitan University.

     Yasushi Chikagami became a director of the Company in September 1995.
Mr. Chikagami has been Chairman of Keian Corporation, a personal computer and PC peripheral distributor, since 1993. Mr. Chikagami has also served as director of GVC Corporation and Trident Microsystems, Inc. since 1993. Mr. Chikagami holds a B.S. in agricultural engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") requires Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities & Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent shareholders are required by the Securities & Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with in accordance with the Act.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for certain travel-related expenses in connection with attendance at Board and Committee meetings.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain compensation awarded or paid by the Company during the fiscal year ended December 31, 1996 to its President and Chief Executive Officer and the Company's other executive officers:

                                                                                LONG-TERM COMPENSATION
                                                                                ----------------------
                                                                                SECURITIES UNDERLYING             OTHER
  NAME AND PRINCIPAL POSITION (1)     YEAR     SALARY ($)     BONUS ($) (2)     STOCK OPTIONS (#) (3)     COMPENSATION ($) (4)
  -------------------------------     ----     ----------     -------------     ---------------------     --------------------
Bing Yeh
  President and                       1996      $195,000         $78,682                 -----                    $1,980
  Chief Executive Officer             1995       128,690          40,824                 -----                     -----

Michael J. Praisner                   1996       132,000          38,324                 -----                       100
  Vice President, Finance             1995        37,919           -----               200,000                     -----
  and Administration,
  Chief Financial Officer
  and Secretary

Yaw-Wen Hu                            1996       132,000          40,814                 -----                     1,180
  Vice President, Technology          1995       115,121          18,281                 2,800                     -----
  Development and
  Wafer Manufacturing

Isao Nojima                           1996       135,000          41,851                 -----                       460
  Vice President, Memory              1995       115,500          18,492                 3,000                     -----
  Design and Product
  Engineering

David Sweetman                        1996       130,000          39,325                 -----                     1,200
  Vice President, Quality             1995       110,256          17,226                 -----                     -----
  and Customer Support

Amy Yuen                              1996       138,000          45,163                 -----                     3,420
  Vice President, Operations          1995       114,736          23,164               104,000                     -----


(1) The information provided herein is based upon the Company's fiscal year ended December 31, 1996. Thomas A. Freeze, the Chief Operating Officer and Executive Vice President of the Company, joined the Company during December, 1996, and his total compensation did not exceed $100,000 during 1996. However, the Company anticipates that Mr. Freeze's annualized base compensation will exceed $100,000 in fiscal year 1997.

(2) Bonus received pursuant to the Company's Profit Sharing Plan, which was paid out on January 24, 1997.

(3) The Company has not granted any long-term compensation, restricted stock awards, stock appreciation rights or other such long-term incentive plans, awards or payouts.

(4) Other compensation for travel time, new hire referrals, special bonuses, etc.


                         STOCK OPTION GRANTS DURING 1996

No Named Executive Officer was granted stock options during fiscal year 1996.



                     AGGREGATED OPTION EXERCISES DURING 1996


                                                      NUMBER (#) OF SECURITIES        $ VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                     SHARES ACQUIRED     $ VALUE     OPTIONS AT DECEMBER 31, 1996        DECEMBER 31, 1996
NAME                 ON EXERCISE (#)   REALIZED (1)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE (2)
---------            ---------------   ------------  ----------------------------  -----------------------------
Bing Yeh                    -                -                      -                            -
Michael J. Praisner         -                -               53,334/146,666              $204,003/$560,997
Isao Nojima                 -                -               245,000/90,000            $1,145,225/$420,750
Yaw Wen Hu                2,000           $24,200            195,466/85,334              $913,664/$398,936
Amy Yuen                 38,000          $366,650             17,834/64,166               $82,107/$294,143
David Sweetman           50,000          $369,375            46,000/104,000              $212,750/$481,000

(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price.
(2) Based on the closing price of the Company's Common Stock on December 31, 1996 ($4.825), the last trading day of the fiscal year, minus the exercise price of the option, multiplied by the number of shares underlying the option.

     As of February 28, 1997, options to purchase a total of 600,800 shares were outstanding and exercisable under the Equity Incentive Plan for purchase by beneficial owners and options to purchase a total of 14,000 shares were outstanding and exercisable under the Directors' Option Plan for purchase by beneficial owners. Options to purchase approximately 1,197,000 and 102,000 shares remained authorized and available for grant as of that date for the Equity Incentive Plan and the Directors' Option Plan, respectively.


                               COMPENSATION PLANS

     On October 3, 1995 the Company adopted its Equity Incentive Plan, Employee Stock Purchase Plan and 1995 Non-Employee Directors' Stock Option Plan. No amendments to these plans were made in 1996 or are proposed for the Annual Meeting to be held July 23, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 28, 1997 by: (i) each director and each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table employed by the Company in that capacity on February 28, 1997; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                   BENEFICIAL OWNERSHIP (1)
                                              ----------------------------------
5% SHAREHOLDERS, DIRECTORS, AND OFFICERS      NUMBER OF SHARES  PERCENT OF TOTAL
----------------------------------------      ----------------  ----------------
Bing Yeh (2)                                      3,640,000           15.6%
     c/o Silicon Storage Technology, Inc.
     1171 Sonora Court
     Sunnyvale, CA 94086
Ching S. Jenq                                     1,980,000            8.5
     13030 Cumbra Vista Court
     Los Altos Hills, CA 94022
Su Hwa Tseng (3)                                  1,410,000            6.0
     22, R&D Road 2
     Hsin-Chu Science Park
     Taiwan, R.O.C. 30077
Thomas A. Freeze                                         --           --
Michael J. Praisner (4)                              65,064            *
Isao Nojima (5)                                     298,464            1.3
Yaw Wen Hu (6)                                      260,531            1.1
David Sweetman (7)                                  102,000            *
Amy Yuen (8)                                         93,988            *
Tsuyoshi Taira (9)                                    8,000            *
Yasushi Chikagami (9)                                 8,000            *

All directors and executive officers
as a group (nine persons) (10)                    4,476,047           19.2%

*    Represents beneficial ownership of less than 1%.

(1) This table is based upon information supplied by officers, directors and principal shareholders and schedules 13D and 13G filed with the Securities & Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, each of the shareholders named in this table above has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned. Percentage of beneficial ownership is based on 23,319,516 shares of the Company's Common Stock outstanding as of February 28, 1997 adjusted as required by rules promulgated by the Securities & Exchange Commission.

(2) Includes (i) 1,160,000 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees and (ii) 2,480,000 shares held by the Yeh 1995 Children's Trust U/T/A dated July 31, 1995 (the "Children's Trust") of which Su-Wen Y. Liu and Yeon-Hong Chan are trustees. Mr. Yeh disclaims beneficial ownership of the shares held by the Children's Trust.

(3) Does not include 160,000 shares of Common Stock owned by Ms. Tseng's spouse, as to which shares she disclaims beneficial ownership.

(4) Includes 63,333 shares issuable subject to options exercisable on or before April 29, 1997.

(5) Includes 269,000 shares issuable subject to options exercisable on or before April 29, 1997.

(6)  Includes (i) 5,000 shares held by each of Mr. Hu's two minor children and
(ii) 216,800 shares issuable subject to options exercisable on or before April 29, 1997.

(7) Includes 62,000 shares issuable subject to options exercisable on or before April 29, 1997.

(8) Includes 29,500 shares issuable subject to options exercisable on or before April 29, 1997.

(9) Includes 8,000 shares issuable subject to options exercisable on or before April 29, 1997.

(10) Includes 656,633 shares subject to stock options held by directors and officers exercisable within 60 days of February 28, 1997. See footnotes (4),
(5), (6), (7), (8) and (9).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company does not manufacture its own wafers, but contracts with independent foundries that fabricate wafers to the Company's specifications. As of December 31, 1996, the Company depended primarily on two foundries, Sanyo and Winbond, to supply all of its wafer requirements. The Company places orders for wafers from Sanyo through its subsidiary Sanyo Semiconductor Corporation. See Mr. Taira's biography describing his relationship to Sanyo Semiconductor Corporation, a major supplier to the Company, during part of 1996. Sanyo Semiconductor Corporation supplied the Company approximately $40 million worth of raw materials during 1996.

     On January 31, 1996, the Company acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash. The president of the Japanese company is a shareholder of the Company. In 1996 this customer accounted for 12.7% or approximately $11.5 million of net revenues of the Company. This was the only customer that accounted for more than 10% of the Company's net revenues in 1996.

     The Compensation Committee of the Board of Directors is composed of the following persons: Mr. Bing Yeh, Mr. Tsuyoshi Taira, and Mr. Yasushi Chikagami. Of these Directors, Mr. Yeh is also an officer of the Company.

     As a matter of policy, all future transactions between the Company or any of its officers, directors, or principal shareholders will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS.  The index to the consolidated financial statements is found on page 32 of  this Report.

(a)  2.   FINANCIAL STATEMENT SCHEDULE.  Financial statement schedule Number II is included on page 30 of this Report.

(a)  3.   EXHIBITS.  See Exhibit Index in part (c), below.

(b)  Reports on Form 8-K filed in the last quarter of the period and subsequent:
None.

(c)  INDEX TO EXHIBITS.

 EXHIBIT
 -------
 NUMBER                       DESCRIPTION OF DOCUMENT
 ------                       -----------------------
   3.2+   Bylaws of the Company.
   3.4+ Form of Restated Articles of Incorporation of the Company to be effective upon the closing of the offering, dated November 3, 1995.
   4.1+   Reference is made to Exhibits 3.2.
  10.1+   Equity Incentive Plan and related agreements.
  10.2+   1990 Stock Option Plan and related agreements.
  10.3+   Employee Stock Purchase Plan.
  10.4+   1995 Non-Employee Directors' Stock Option Plan.
  10.5+   Profit Sharing Plan.
  10.6+ Lease Agreement between the Company and Sonora Court Properties, dated March 15, 1993, as amended.
  10.7+ Lease Agreement between the Company and Coast Properties, dated May 4, 1995, as amended.
  10.8+ License Agreement between the Company and Winbond Electronics Corporation, dated July 30, 1990, as amended on September 14, 1990, August 27, 1992, December 15, 1992 and December 1, 1993.
  10.9+ License Agreement between the Company and Sanyo Electric Co., Ltd., dated April 7, 1993, as clarified by two letters each dated April 8, 1993.
  10.10+ Manufacturing Agreement between the Company and Sanyo Electric Co., Ltd., dated December 10, 1994.
  10.11+ License and Technical Assistance Agreement between the Company and Rockwell International Corporation, Digital Communications Division, dated September 1993, as amended on March 29, 1995.
  10.13++ Documents relating to investment in Japanese company.
  10.14++ Lease Agreement between the Company and Aetna Life Insurance Company, dated March 5, 1996.
  10.15++ License Agreement between the Company and Seiko Epson Corporation dated March 31, 1996.
  11.1 Statement regarding computation of net income (loss) per share. See page 27.
  23.1 Consent of Coopers & Lybrand L.L.P., Independent Accountants. See page 31.
  27.1    Financial Data Schedule


+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 and incorporated by reference herein.
++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 27th day of March, 1997.

                                   SILICON STORAGE TECHNOLOGY, INC.

                                   By:    /s/ BING YEH
                                        ----------------------------------------
                                        Bing Yeh
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                           DATE
      ---------                       -----                           ----

     /s/ BING YEH          President, Chief Executive            March 27, 1996
     ------------          Officer and Director (Principal
         Bing Yeh          Executive Officer)

/s/ MICHAEL J. PRAISNER    Vice President Finance &              March 27, 1996
-----------------------    Administration, Chief Financial
    Michael J. Praisner    Officer and Secretary (Principal
                           Financial and Accounting Officer)

    /s/ YAW WEN HU         Vice President, Technology            March 27, 1996
    --------------         Development and Wafer
        Yaw Wen Hu         Manufacturing and Director

  /s/ TSUYOSHI TAIRA       Director                              March 27, 1996
  ------------------
      Tsuyoshi Taira


   -----------------
   Yasushi Chikagami       Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY COMPANIES WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders as of the date of the filing of this report. Such report and proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, and the Company shall furnish copies of such material to the Commission when it is sent to security holders.

Exhibit 11.1


                        SILICON STORAGE TECHNOLOGY, INC.
         STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


PRIMARY BASIS:
                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------

Weighted average shares of common stock               7,697     8,603    22,972
Weighted average shares of common stock obtainable
     on exercise of options and warrants and upon
     conversion of convertible preferred stock            -     8,514     2,142
SAB 83                                                3,558     2,669         -
                                                   --------  --------  --------
Shares used in per share calculation                 11,255    19,786    25,114
                                                   --------  --------  --------
Net income (loss)                                   ($4,509)   $6,029   $12,351
                                                   --------  --------  --------
Net income (loss) per share                          ($0.40)    $0.30     $0.49
                                                  ---------  --------  --------
                                                  ---------  --------  --------



FULLY DILUTED BASIS:
                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
Weighted average shares of common stock               7,697     8,603    22,972
Weighted average shares of common stock obtainable
     on exercise of options and warrants and upon
     conversion of convertible preferred stock            -     8,791     2,151
SAB 83                                                3,558     2,669         -
                                                   --------  --------  --------
Shares used in per share calculation                 11,255    20,063    25,123
                                                   --------  --------  --------
Net income (loss)                                   ($4,509)   $6,029   $12,351
                                                   --------  --------  --------
Net income (loss) per share                          ($0.40)    $0.30     $0.49
                                                   --------  --------  --------
                                                   --------  --------  --------


Net income (loss) per share is presented in the Company's financial statements under the primary basis as the effect of dilution under the fully diluted basis is not material.

TRANSFER AGENT AND REGISTRAR
ChaseMellon Shareholder Services L.L.C.
50 California Street, 10th Floor
San Francisco, CA 94111

EFFECTIVE APRIL 7, 1997, THE COMPANY'S TRANSFER AGENT AND REGISTRAR WILL BE:
American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005

LEGAL COUNSEL
Cooley Godward LLP
5 Palo Alto Square
3000 El Camino Real
Palo Alto, CA 94306-2155

INDEPENDENT ACCOUNTANTS
Coopers & Lybrand L.L.P.
Ten Almaden Blvd., Suite 1600
San Jose, CA 95113

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Our report on the consolidated financial statements of Silicon Storage Technology, Inc. and subsidiary is included on page 33 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   COOPERS & LYBRAND L.L.P.


San Jose, California
January 15, 1997
except for Notes 4 and 9 as to which
the date is February 17, 1997

SCHEDULE II

                        SILICON STORAGE TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


DESCRIPTION                                        BALANCE AT    CHARGED TO    WRITE-OFF     BALANCE AT
-----------                                        ----------    ----------    ---------     ----------
                                                  BEGINNING OF   COSTS AND    OF ACCOUNTS   END OF PERIOD
                                                  ------------   ---------    -----------   -------------
                                                     PERIOD       EXPENSES      /OTHER
                                                     ------       --------      ------
Year ended December 31, 1994
  Allowance for doubtful accounts..............      $    _        $   72          _            $   72
  Allowance for excess and obsolete inventories      $    _        $  264          _            $  264
Year ended December 31, 1995
  Allowance for doubtful accounts..............      $   72        $  261          _            $  333
  Allowance for excess and obsolete inventories      $  264        $  832          _            $1,096
Year ended December 31, 1996
  Allowance for doubtful accounts..............      $  333        $   17          _            $  350
  Allowance for excess and obsolete inventories      $1,096        $1,622          _            $2,718

EXHIBIT 23.1


                               CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Silicon Storage Technology, Inc. on Form S-8 (File No. 0-26944) of our reports dated January 15, 1997, except for Notes 4 and 9 as to which the date is February 17, 1997, on our audits of the consolidated financial statements and financial statement schedule of Silicon Storage Technology, Inc. as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, which reports are included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
March 27, 1997

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . 33
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 34
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . 35
Consolidated Statements of Shareholders' Equity (Deficit). . . . . . . . . . 36
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . 37
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 38

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Silicon Storage Technology, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Silicon Storage Technology, Inc. and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Storage Technology, Inc. and Subsidiary as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                   COOPERS & LYBRAND L.L.P.



San Jose, California
January 15, 1997,
except for Notes 4 and 9 as to which
the date is February 17, 1997

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                December 31,
                                                             ------------------
                                                              1995       1996
                                                             -------    -------
                                   ASSETS

Current assets:
   Cash and cash equivalents                                 $48,405    $24,755
   Short-term investments                                          -     11,485
   Accounts receivable, net of allowance for
     doubtful accounts of $333 in 1995 and
     $350 in 1996                                              7,480      9,802
   Accounts receivable from related parties                        -      3,124
   Inventories, net                                            2,483     14,495
   Current deferred tax asset                                  1,930      3,589
   Other current assets                                          605      1,394
                                                             -------    -------
         Total current assets                                 60,903     68,644

Furniture, fixtures, and equipment, net                        5,178     11,274
Other assets                                                     322        996
                                                             -------    -------
               Total assets                                  $66,403    $80,914
                                                             -------    -------
                                                             -------    -------


                                  LIABILITIES

Current liabilities:
    Trade accounts payable                                   $ 3,559    $ 4,075
    Account payable to related party                           4,581      6,412
    Accrued expenses                                           4,678      4,164
    Deferred revenue                                           1,337      1,404
                                                             -------    -------
         Total current liabilities                            14,155     16,055

Other liabilities                                                 76         71
                                                             -------    -------
         Total liabilities                                    14,231     16,126
                                                             -------    -------

Commitments and contingencies (Note 4).

                             SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 45,000 shares
    Issued and outstanding: 22,791 shares
      (1995) and 23,225 shares (1996)                         53,590     54,312
Deferred stock compensation                                     (133)      (100)
Retained earnings (accumulated deficit)                       (1,285)    10,576
                                                             -------    -------
         Total shareholders' equity                           52,172     64,788
                                                             -------    -------
               Total liabilities and shareholders' equity    $66,403    $80,914
                                                             -------    -------
                                                             -------    -------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Year ended December 31,
                                                   ----------------------------
                                                    1994       1995       1996
                                                   ------     ------     ------
Revenues:
     Product revenues                              $3,355    $38,283    $90,638
     License revenues                                 730      1,245      2,652
                                                  -------    -------    -------
          Net revenues                              4,085     39,528     93,290
                                                  -------    -------    -------

Costs and expenses:
     Cost of revenues                               4,080     26,360     59,494
     Research and development                       2,722      4,058      6,948
     Sales and marketing                              599      2,455      5,292
     General and administrative                       910      1,464      3,370
                                                  -------    -------    -------
                                                    8,311     34,337     75,104
                                                  -------    -------    -------

          Income (loss) from operations            (4,226)     5,191     18,186

Interest income                                        77        517      1,648
Interest expense                                     (309)      (273)         -
Other income, net                                       -          -        115
                                                  -------    -------    -------
          Income (loss) before provision
            for (benefit from) income taxes        (4,458)     5,435     19,949

Provision for (benefit from) income taxes              51       (594)     7,598
                                                  -------    -------    -------

          Net income (loss)                       ($4,509)    $6,029    $12,351
                                                  -------    -------    -------
                                                  -------    -------    -------

Net income (loss) share                            ($0.40)     $0.30      $0.49
                                                  -------    -------    -------
                                                  -------    -------    -------

Shares used in per share calculation               11,255     19,786     25,114
                                                  -------    -------    -------
                                                  -------    -------    -------


   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                                                                           RETAINED EARNINGS/
                                                                                                           ------------------
                                              CONVERTIBLE PREFERRED STOCK   COMMON STOCK    DEFERRED STOCK    (ACCUMULATED
                                              ---------------------------   ------------    --------------    ------------
                                                 SHARES         AMOUNT     SHARES   AMOUNT   COMPENSATION        DEFICIT)     TOTAL
                                                 ------         ------     ------   ------   ------------        --------     -----
Balances, Janaury 1, 1994                         3,488         $5,259      8,445     $233        $  -          ($2,580)     $2,912
     Issuance of shares of common stock               -              -         20        4           -                -           4
     Repurchase of shares of common stock             -              -     (2,000)     (75)          -             (225)       (300)
     Net loss                                         -              -          -        -           -           (4,509)     (4,509)
                                                -------        -------    -------  -------     -------          -------     -------

Balances, December 31, 1994                       3,488          5,259      6,465      162           -           (7,314)     (1,893)
     Issuance of shares of common stock
       upon initial public offering, net of
       offering costs of $1,062                       -              -      5,010   40,871           -                -      40,871
     Issuance of shares of common stock
       upon stock option and warrant exercise         -              -      1,101      151           -                -         151
     Issuance of shares of preferred stock        1,250          4,776          -        -           -                -       4,776
     Conversion of preferred stock in
       initial public offering                   (4,738)       (10,035)     9,475   10,035           -                -           -
     Conversion of debt and accrued
       interest to common stock                       -              -        740    2,220           -                -       2,220
     Deferred stock compensation                      -              -          -      151        (151)               -           -
     Amortization of deferred stock
       compensation                                   -              -          -        -          18                -          18
     Net income                                       -              -          -        -           -            6,029       6,029
                                                -------        -------    -------  -------     -------          -------     -------

Balances, December 31, 1995                           -              -     22,791   53,590        (133)          (1,285)     52,172
     Repurchase of shares of common stock             -              -       (100)    (233)          -             (490)       (723)
     Issuance of shares of common stock under
       employees' stock purchase and option
       plans                                          -              -        534      263           -                -         263
     Tax benefit from exercise of stock options       -              -          -      692           -                -         692
     Amortization of deferred stock
       compensation                                   -              -          -        -          33                -          33
     Net income                                       -              -          -        -           -           12,351      12,351
                                                -------        -------    -------  -------     -------          -------     -------

Balances, December 31, 1996                           -           $  -     23,225  $54,312       ($100)         $10,576     $64,788
                                                -------        -------    -------  -------     -------          -------     -------
                                                -------        -------    -------  -------     -------          -------     -------


   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Year ended December 31,
                                                                              ----------------------------
                                                                                1994      1995      1996
                                                                              --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        ($4,509)   $6,029   $12,351
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                                                 988     1,837     3,431
     Provision for doubtful accounts receivable                                    72       261        17
     Provision for excess and obsolete inventories                                264       832     1,622
     Amortization of deferred stock compensation                                    -        18        33
     Gain on sale of equipment                                                      -         -      (179)
     Deferred income taxes                                                          -    (2,163)   (1,390)
     Changes in operating assets and liabilities:
          Accounts receivable                                                    (633)   (6,937)   (2,339)
          Accounts receivable from related parties                                  -         -    (3,124)
          Inventories                                                            (251)   (2,678)  (13,634)
          Other current assets                                                     65      (657)     (789)
          Trade accounts payable and accounts payable to related party            457     6,585     2,347
          Accrued expenses and other liabilities                                  339     4,263       173
          Deferred revenue                                                        500       837        67
                                                                              -------   -------   -------
               Net cash provided by (used in) operating activities             (2,708)    8,227    (1,414)
                                                                              -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of furniture, fixtures and equipment                          (1,363)   (4,290)  (10,659)
     Proceeds from sale of equipment                                                -         -     1,311
     Purchases of short-term investments                                            -         -   (25,900)
     Sales and maturities of short-term investments                                 -         -    14,415
     Other                                                                          -        (6)     (943)
                                                                              -------   -------   -------
          Net cash provided by (used in) investing activities                  (1,363)   (4,296)  (21,776)
                                                                              -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of shares of preferred stock                                          -     3,776         -
     Borrowings (payments) under corporate line of credit                       1,500    (2,924)        -
     Issuance of convertible notes payable                                      1,000         -         -
     Issuance of convertible debentures                                         1,000         -         -
     Issuance of shares of common stock                                             4    40,871       263
     Change in restricted cash balance                                            194       800         -
     Repayment of notes payable to bank                                          (194)     (800)        -
     Repurchase of common stock                                                  (300)        -      (723)
                                                                              -------   -------   -------
          Net cash provided by (used in) financing activities                   3,204    41,723      (460)
                                                                              -------   -------   -------

               Net increase (decrease) in cash and cash equivalents              (867)   45,654   (23,650)
Cash and cash equivalents at beginning of period                                3,618     2,751    48,405
                                                                              -------   -------   -------
Cash and cash equivalents at end of period                                     $2,751   $48,405   $24,755
                                                                              -------   -------   -------
                                                                              -------   -------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                         $200      $176    $    -
Cash paid during the period for income taxes                                       51        51     9,392
Notes payable converted into shares of Series C preferred stock                     -     1,000         -
Deferred stock compensation                                                         -       151         -
Conversion of convertible debentures and accrued interest to common stock           -     2,220         -
Conversion of preferred to common stock                                             -    10,035         -
Exercise of warrant                                                                 -        44         -
Tax benefit from exercise of stock options                                          -         -       692


   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

     Silicon Storage Technology, Inc. ("SST" or "the Company") is a supplier of Flash memory devices, addressing the requirements of high volume customers and applications. The Company's product revenues to date have substantially been derived from the sale of 1Mbit and 512Kbit memory devices used in personal computers and personal computer peripheral devices manufactured primarily by companies located in Asia.

USE OF ESTIMATES IN PREPARATION OF THE FINANCIAL STATEMENTS:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES:

     The Company's sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. The Company currently buys all of its wafers, an integral component of its products, from a limited number of suppliers. Failure by these suppliers to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

     Most of the Company's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives accounted for 46%, 61% and 40% of the Company's product revenues during 1994, 1995, and 1996, respectively. The loss of either of the manufacturers' representatives or any other significant manufacturers' representatives or distributor could have a material adverse effect on the Company's operating results.

BASIS OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of intercompany balances and transactions.

FINANCIAL INSTRUMENTS:

     Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. The Company maintains substantially all of its cash balances with several major financial and/or brokerage institutions domiciled in the United States and has not experienced any material losses relating to these investment instruments.

     Short-term investments, which comprise state and municipal securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity. Unrealized gains and losses have not been material. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. As of December 31, 1996, the fair value of the short-term investments approximated cost, and all such investments are scheduled to mature within one year.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED:

FINANCIAL INSTRUMENTS, CONTINUED:

     The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, investments and trade accounts receivable. The Company invests its excess cash in accordance with its investment policy which is approved by the Board of Directors and reviewed periodically. The Company performs credit evaluations of new customers and requires those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, the Company does not require collateral of its customers, and maintains allowances for potential credit losses which have historically not been material.

     The Company acquired a 14% interest in a privately held Japanese company in January, 1996 (see Note 7). It was not practicable to estimate the fair value of the investment in the issued common stock of this untraded company. The investment is carried at its original cost of $939,000 in the accompanying balance sheet.

INVENTORIES:

     Inventories are stated at the lower of cost (determined on a first-in,
first-out basis) or market value.   The Company's inventories include high
technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

FURNITURE, FIXTURES AND EQUIPMENT:

     Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.

LONG-LIVED ASSETS:

     Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not impact the Company's financial condition or results of operations.

WARRANTIES:

     The Company's products are generally subject to warranty and the Company provides for the estimated future costs of repair, replacement or customer accommodation in the accompanying statements of operations.

REVENUE RECOGNITION:

     Direct sales to customers are recognized upon shipment of product net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such revenues, related cost of revenues and related gross margin until the merchandise is sold by the distributors to the end user.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED:

REVENUE RECOGNITION, CONTINUED:

     Revenue from license or other technology arrangements is recognized upon the completion and shipment of the product and/or documentation if the remaining obligations are insignificant and collection of the resulting account receivable is probable. Advance payments for product licenses with significant vendor obligations are included in deferred revenue until the product and/or documentation has been shipped and the remaining obligations become insignificant. Revenue from best efforts joint development contracts is generally recognized under the percentage of completion method.

RESEARCH AND DEVELOPMENT:

     Research and development expenses are charged to operations as incurred.

INCOME TAXES:

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The impact of adoption of SFAS 109 was not material.

COMPUTATION OF NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve months preceding the filing date of the Company's initial public offering have been included in the calculation of the number of shares used to determine earnings or loss per share as if the shares had been outstanding for all periods presented using the treasury stock method.

STOCK COMPENSATION:

     Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock-based Compensation," which requires the Company to value stock-based compensation and to either record the value in the financial statements or to disclose the impact of the value and its impact on net income and earnings per share in the footnotes to the financial statements. The Company elected the disclosure alternative and continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Accordingly, the adoption of SFAS 123 did not impact the Company's financial condition or results of operations.

RECLASSIFICATIONS:

     Certain amounts in the prior years' financial statements have been reclassified to conform to the 1996 presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders' equity (deficit), or net income (loss).

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED:

INITIAL PUBLIC OFFERING:

     On November 20, 1995, the Company completed an initial public offering of 5,000,000 shares of common stock at a price of $9.00 per share. Of these shares, 4,260,000 were sold by the Company and 740,000 were sold by existing shareholders. On November 22, 1995 the Company's underwriters exercised an option to purchase an additional 750,000 shares to cover over-allotments. The net proceeds realized by the Company from this offering were approximately $40.9 million after deducting underwriting discounts and commissions and expenses payable by the Company related to the offering.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

2.   INVENTORIES (IN THOUSANDS):

                                                DECEMBER 31,
                                           ----------------------
                                             1995           1996
                                           -------        -------
     Raw Materials                         $   133        $     3
     Work in process                         1,831          9,555
     Finished goods                            519          4,937
                                           -------        -------
                                           $ 2,483        $14,495
                                           -------        -------
                                           -------        -------

3.   FURNITURE, FIXTURES AND EQUIPMENT, NET (IN THOUSANDS):

                                                DECEMBER 31,
                                           ----------------------
                                             1995           1996
                                           -------        -------
     Equipment                             $ 7,224        $12,549
     Design hardware                           459          3,450
     Software                                  584          1,095
     Furniture and fixtures                    473            605
                                           -------        -------
                                             8,740         17,699
     Less accumulated depreciation           3,562          6,425
                                           -------        -------
                                           $ 5,178        $11,274
                                           -------        -------
                                           -------        -------

     Depreciation expense was $905,000, $1,834,000, and $3,431,000 for 1994,
1995 and 1996 respectively.

4.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its corporate facilities under noncancelable operating leases that expire in 1998 and 2000. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Certain of these leases contain renewal options. Rent expense was $130,000, $212,000, and $449,000 for 1994, 1995, and 1996 respectively.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

     Future minimum rental payments at December 31, 1996 are as follows (IN THOUSANDS):

          1997                                          $   503
          1998                                              361
          1999                                              249
          2000                                               63
                                                        -------
                                                        $ 1,176
                                                        -------
                                                        -------

     On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission against two suppliers of the Company's parts. The Company believes this action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. Two other corporations have sent informational letters suggesting that certain of their patents may overlap the patents for the Company's products. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins.

5.   SHAREHOLDERS' EQUITY:

AUTHORIZED CAPITAL SHARES:

     In connection with the closing of the offering described in Note 1, all of the Company's convertible preferred stock outstanding converted into an aggregate of 9,475,000 common shares. In November 1995, the Company's shareholders amended and restated the Articles of Incorporation. The Company's authorized capital shares consist of 45,000,000 shares of common stock and 7,000,000 shares of preferred stock. None of the preferred stock has been designated or is outstanding. All of the Company's capital shares are no par value.

REPURCHASE OF COMMON STOCK:

     In July, 1996 the Board of Directors authorized the purchase of up to 500,000 shares of the Company's stock in the open market. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of approximately $723,000.

EQUITY INCENTIVE PLAN

     In 1990, Company adopted a combined incentive and supplemental stock option plan (the Option Plan) under which the Board of Directors could issue options to purchase up to 4,000,000 shares of common stock to employees and directors of and consultants to the Company and its affiliates. In November 1995, the Company amended the Option Plan, restated it as the Equity Incentive Plan and reserved an additional 2,000,000 shares of common stock for issuance under the plan.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   SHAREHOLDERS' EQUITY, CONTINUED:

     Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally vest over periods ranging from four to five years from the date of grant. The term of any options issued under either plan may not exceed ten years from the date of grant. At December 31, 1994, options to purchase approximately 1,106,000 shares of common stock were exercisable at a weighted average exercise price of $0.13. At December 31, 1995 options to purchase approximately 636,000 shares of common stock were exercisable at a weighted average exercise price of $0.17. At December 31, 1996, options to purchase approximately 967,000 shares of common stock were exercisable at a weighted average exercise price of $0.34.

Activity under the plans is as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                AVAILABLE         OPTIONS OUTSTANDING          WEIGHTED
                                   FOR     ---------------------------------   AVERAGE
                                  GRANT    SHARES   PRICE PER SHARE   AMOUNT   EXERCISE
                                                                                PRICE
                                ---------  ------   ---------------   ------   --------
Balances, January 1, 1994        1,042      2,513    $0.075-$0.175    $  368     $0.15
     Granted                      (441)       441        $0.20            88     $0.20
     Exercised                       -        (20)   $0.175-$0.20         (4)    $0.20
     Terminated                    379       (379)    $0.15-$0.20        (61)    $0.16
                                ------     ------                     ------
Balances, December 31, 1994        980      2,555    $0.075-$0.20        391     $0.15
     Granted                    (1,241)     1,241    $0.20-$16.50      2,005     $1.62
     Exercised                       -     (1,057)   $0.075-$0.20       (151)    $0.14
     Terminated                    132       (132)    $0.15-$0.20        (24)    $0.18
     Authorized                  2,000          -          -               -         -
                                ------     ------                     ------
Balances, December 31, 1995      1,871      2,607    $0.075-$16.50     2,221     $0.85
     Granted                      (541)       541    $6.875-$15.25     4,987     $9.22
     Exercised                       -       (509)   $0.075-$2.50       (106)    $0.21
     Terminated                    366       (366)   $0.15-$16.50     (3,695)   $10.10
                                ------     ------                     ------
Balances, December 31, 1996      1,696      2,273    $0.15-$9.50      $3,407     $1.50
                                ------     ------                     ------   -------
                                ------     ------                     ------   -------


     The Company has recorded for financial statement purposes a deferred charge of $151,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 1,093,000 shares subject to common stock options granted prior to September 30, 1995. The deemed fair value for 566,400 and 252,000 shares of the Company's common stock granted on April 6, 1995 and August 31, 1995 at an exercise price of $0.25 and $1.00 was determined to be $0.30 and $1.10, respectively. For grants on other dates, during 1995, the Company determined the deemed fair value based upon the Company's operating results and certain key events compared to the deemed fair value as determined on April 6 and August 31, 1995. The deferred stock compensation is being amortized to expense over the period during which the options become exercisable, generally four to five years.

     On September 11, 1996 the Board of Directors authorized employees the right to convert certain outstanding stock options into option grants with an exercise price of $7.125 per share (the fair market value as of the date of the Board's authorization). The converted option grants vest on a date that is six months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 276,500 stock options were terminated at exercise prices ranging from $9.00 to $16.50, and new options were issued pursuant to this program. For SFAS 123 disclosure purposes, a revaluation credit of approximately $907,000 is included in the pro forma disclosures below.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   SHAREHOLDERS' EQUITY, CONTINUED:

DIRECTORS' OPTION PLAN

     In October 1995, the Company adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which became effective upon the effective date of the Company's initial public offering. The Directors' Plan provided for the automatic grant of options to purchase 24,000 shares of the Company's common stock to non-employee directors of the Company upon the initial public offering. It also provides for automatic grants upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 6,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted must equal or exceed the fair market value of the Company's common stock on the date of grant. The options expire ten years after the date of grant. The Company has reserved 150,000 shares of its common stock for issuance under the Directors' Plan. During 1995, 72,000 such options were granted to outside directors at an exercise price of $9.00 per share and were outstanding at December 31, 1995. As of December 31, 1995, none of these options were exercisable. During 1996, no options were granted and 24,000 options were terminated. At December 31, 1996, 48,000 options remained outstanding, of which 12,000 were exercisable for a weighted-average exercise price of $9.00 per share.

STOCK COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Equity Incentive Plan, the Directors' Option Plan or the Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net income and net income per share for the years ended December 31, 1995 and 1996 would have been reduced to the pro forma amounts indicated below (IN THOUSANDS):

                                             1995           1996
                                             ----           ----
Net income            As reported            $6,029         $12,351
                      Pro forma              $5,956         $11,440
Earnings per share
                      As reported            $0.30          $0.49
                      Pro forma              $0.30          $0.46

     The weighted average fair value of options granted during 1996 was $4.01 per share. The weighted average fair value of all options granted in 1995 was $0.56 per share. For options granted during 1995, the weighted average exercise price and weighted average fair value for options granted when the fair market value exceeded the grant price were $0.46 and $0.09, respectively, and the weighted average exercise price and weighted average fair value for options granted when the fair market value equaled the grant price were $5.42 and $2.17, respectively.

     The pro forma amounts include expense for option grants under the Directors' Plan of approximately $17,000 in 1995 and $118,000 in 1996.

     The Company made option grants prior to 1995, the effective disclosure date of SFAS 123. Therefore the pro forma disclosures may not be representative of the effects on reported net income or earnings-per-share for future years.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   SHAREHOLDERS' EQUITY, CONTINUED:

     The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                             1995           1996
                                             ----           ----
          Risk-free interest rate            5.8 - 6.9%     5.2 - 6.0%
          Expected term of option            2 years        2 years
          Expected volatility                 0%             92%
          Expected dividend yield            $ -            $ -

     Option grants are priced during the quarter of the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year. In 1995 the Company was privately held, and therefore, under the provisions of SFAS 123, expected volatility was 0%.

     The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Option Plan at December 31, 1996 are as follows:

                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  -------------------------------------------------   -------------------------------
                                WEIGHTED-AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   -----------------
  $0.15 - $0.15      818,000          8.19               $0.15          554,000           $0.15
 $0.175 - $0.25      646,000          9.40               $0.22          307,000           $0.22
 $0.275 - $2.50      433,000          8.61               $0.73          106,000           $0.73
 $6.875 - $9.50      424,000          10.38              $7.68           12,000           $9.00
                   ---------                                           --------
                   2,321,000          9.00               $1.65          979,000           $0.34
                   ---------                                           --------
                   ---------                                           --------

EMPLOYEE STOCK PURCHASE PLAN

     In October 1995, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") which became effective upon the effective date of the Company's initial public offering. A total of 850,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company's common stock on the date of the option grant by withholding of up to 10 percent of their annual base earnings. In August, 1996 the Company sold approximately 25,000 shares to employees for net proceeds of approximately $157,000. Compensation cost which would be recognized under SFAS 123 for the fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0 percent; expected life of 1/2 year; expected volatility of 92%; and risk-free interest rate of 5.7%. The valuation per share of rights to purchase stock under the Purchase Plan for this period was $5.47 per share for a total valuation of approximately $86,000. The expense, which is included in pro forma net income above for 1995 and for 1996, is approximately $14,000 and $72,000, respectively.

     For the following Purchase Plan period, from August, 1996 through January, 1997, the same model and assumptions were used. Estimated contributions during this period were $200,000. The valuation per share of rights to purchase stock under the Purchase Plan for this period was estimated at $2.93 per share for a total valuation of approximately $97,000. The expense, which is included in pro forma net income above for 1996, is approximately $80,000.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES:

     The components of the provision for (benefit from) income taxes reflected in the statements of operations are as follows (IN THOUSANDS):

                                                       DECEMBER 31,
                                             ----------------------------------
                                               1994         1995         1996
                                             --------     --------     --------
Current:
     Federal                                     $  -     $  1,136     $  7,464
     State                                          1          500        1,349
     Foreign                                       50            -          175
                                             --------     --------     --------
                                                   51        1,636        8,988
                                             --------     --------     --------

Deferred:
     Federal                                        -       (1,904)      (1,258)
     State                                          -         (326)        (132)
                                             --------     --------     --------
                                                    -       (2,230)      (1,390)
                                             --------     --------     --------
                                                $  51      $  (594)    $  7,598
                                             --------     --------     --------
                                             --------     --------     --------

     Substantially all of the Company's revenue is taxable in the United States. The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                       DECEMBER 31,
                                             ----------------------------------
                                               1994         1995         1996
                                             --------     --------     --------
United States statutory rate                    34.0%        34.0%        34.0%
State taxes, net of federal benefit               6.1          6.1       6.1
Foreign taxes, net                                1.1            -           -
Utilization of operating loss carryforwards         -        (30.9)          -
Utilization of tax credit carryforwards             -         (8.0)          -
Change in valuation allowance                       -        (16.2)          -
Benefit of operating loss carryforwards
 not utilized                                   (40.1)           -           -
Other                                               -          4.1         (2.0)
                                             --------     --------     --------
                                                 1.1%        (10.9)%      38.1%
                                             --------     --------     --------
                                             --------     --------     --------

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows (IN THOUSANDS):

                                                              DECEMBER 31,
                                                          ---------------------
                                                            1995         1996
                                                          --------     --------
Capitalization of research and development
   and purchased software costs                            $   438      $   258
State taxes                                                    197          273
Accrued expenses and allowances                              1,287        3,149
Depreciation                                                  (111)        (227)
Other                                                          419          167
                                                          --------     --------
Net deferred tax asset                                     $ 2,230      $ 3,620
                                                          --------     --------
                                                          --------     --------

     Management has determined that no valuation allowance is required because, although realization is not assured, the Company has sufficient taxable income in carryback years to absorb items deductible in the future for federal tax purposes and anticipates that its estimated future taxable income will allow the deferred tax asset for state tax purposes to be fully realized in future years. The amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company currently operates in one industry segment, the nonvolatile memory class of the semiconductor memory market, for financial reporting purposes. The Company's export product and license revenues are all denominated in U.S. dollars and are summarized as follows (IN THOUSANDS):

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             1994        1995         1996
                                           --------    --------     --------
Taiwan                                        $1549     $24,289      $36,597
Japan                                             6       3,303       18,438
Other                                           263       6,173       25,243
                                           --------    --------     --------
                                             $1,818     $33,765      $80,278
                                           --------    --------     --------
                                           --------    --------     --------

     Revenues from individual customers in excess of 10% of net revenues were as follows (IN THOUSANDS, EXCEPT PERCENT DATA):

                                                    1994
CUSTOMER                                    PERCENT      AMOUNT
--------                                    -------      ------
A                                             16.7%        $681
B                                             14.5%        $591
C                                             12.7%        $517
D                                             11.6%        $472

     No customer accounted for more than 10% of net revenues in 1995.

     On January 31, 1996, the Company acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash, which interest is carried at cost in the other noncurrent assets category in the accompanying balance sheet. The president of the Japanese company is a shareholder of the Company. In 1996 this customer accounted for 12.7% or approximately $11,823,000 of net revenues. This customer was the only customer that accounted for more than 10% of net revenues in 1996.

     Until September, 1996, one member of the Board of Directors was the Chairman of a subsidiary of Sanyo Electric Company, Ltd. ("Sanyo"). The Company purchased $545,000, $15,533,000 and $40,013,000 of raw materials from Sanyo in 1994, 1995 and 1996, respectively.

8.   EMPLOYEE BENEFIT PLANS:

PROFIT SHARING PLAN

     In April 1995, the Board adopted the Profit Sharing Plan under which employees may collectively earn up to 10% of the Company's operating profit, provided that both net earnings before interest income (expense), net and provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is product revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. The Company plans to pay profit sharing sums, when available, to employees twice a year. For the years ended December 31, 1995 and 1996, the Company expensed approximately $560,000 and $1,785,000, respectively, under this plan.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EMPLOYEE BENEFIT PLANS, CONTINUED:

401(k) PLAN:

     In 1995, the Company adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions on behalf of employees. All employee contributions are 100% vested. No employer contributions were made in 1994, 1995, or 1996.

9.   SUBSEQUENT EVENT:

     In February, 1997, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock from the open market using the Company's available cash balances.