Form 10-Q
period 1997-03-31
SILICON STORAGE TECHNOLOGY INC
filed 1997-05-15
CIK 855906

--------------------------------------------------------------------------
--------------------------------------------------------------------------

                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                __________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    FOR THE TRANSITION PERIOD FROM ____________ TO _________.

                         Commission File Number 0-26944

                       SILICON STORAGE TECHNOLOGY, INC.
--------------------------------------------------------------------------
            (Exact name of Company as specified in its charter)

          CALIFORNIA                                        77-0225590
--------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


   1171 Sonora Court, Sunnyvale, CA                            94086
(Address of principal executive offices)                    (Zip code)

Company's telephone number, including area code:         (408) 735-9110

                                __________

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, April 30,1997: 23,196,709. Total number of pages in document: 13. Index to Exhibits is on page 11.

--------------------------------------------------------------------------
--------------------------------------------------------------------------

                        SILICON STORAGE TECHNOLOGY, INC.

                    FORM 10-Q: QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Operations..............................           3

           Condensed Consolidated Balance Sheets........................................           4

           Condensed Consolidated Statements of Cash Flows..............................           5

           Notes to Condensed Consolidated Financial Statements.........................           6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................           8

Part II--OTHER INFORMATION

   Item 1. Legal Proceedings............................................................          11

   Item 6. Exhibits and Reports on Form 8-K.............................................          11

                                     PART I

Item 1. Condensed Consolidated Financial Statements

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
                                                                                                   (unaudited)
Revenues:
    Product.................................................................................  $  21,499  $  16,854
    License.................................................................................      1,524        238
                                                                                              ---------  ---------
      Net revenues..........................................................................     23,023     17,092
                                                                                              ---------  ---------
Costs and expenses:
    Cost of revenues........................................................................     13,152     16,533
    Research and development................................................................      1,651      1,978
    Sales and marketing.....................................................................      1,186      1,265
    General and administrative..............................................................        759      1,244
                                                                                              ---------  ---------
                                                                                                 16,748     21,020
                                                                                              ---------  ---------
      Income (loss) from operations.........................................................      6,275     (3,928)

Interest and other income (expense), net....................................................        498        365
                                                                                              ---------  ---------
      Income (loss) before provision for (benefit from) income taxes........................      6,773     (3,563)

Provision for (benefit from) income taxes...................................................      2,574     (1,044)
                                                                                              ---------  ---------
      Net income (loss).....................................................................  $   4,199  ($  2,519)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income (loss) per share.................................................................  $    0.17  ($   0.11)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in per share calculation........................................................     25,180     23,269
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)


                                                                       December 31,    March 31,
                                                                           1996          1997
                                                                       -------------  -----------
                                                                              (unaudited)
                                         ASSETS

Current assets:
    Cash and cash equivalents........................................    $  24,755     $  28,941
    Short-term investments...........................................       11,485        12,064
    Accounts receivable, net.........................................        9,802        11,242
    Accounts receivable from related parties.........................        3,124         1,613
    Inventories......................................................       14,495        12,682
    Current deferred tax asset.......................................        3,589         3,589
    Other current assets.............................................        1,394           993
                                                                       -------------  -----------
        Total current assets.........................................       68,644        71,124

Furniture, fixtures, and equipment, net..............................       11,274         9,053
Other assets.........................................................          996         1,001
                                                                       -------------  -----------
        Total assets.................................................    $  80,914     $  81,178
                                                                       -------------  -----------
                                                                       -------------  -----------
                                      LIABILITIES

Current liabilities:
    Trade accounts payable...........................................        4,075        15,814
    Account payable to related party.................................        6,412             0
    Accrued expenses and other liabilities...........................        4,235         2,205
    Deferred revenue.................................................        1,404         1,169
                                                                       -------------  -----------
        Total current liabilities....................................       16,126        19,188
                                                                       -------------  -----------

                                 SHAREHOLDERS' EQUITY

Common stock and deferred stock compensation.........................       54,212        54,116
Retained earnings....................................................       10,576         7,874
                                                                       -------------  -----------
      Total shareholders' equity.....................................       64,788        61,990
                                                                       -------------  -----------
        Total liabilities and shareholders' equity...................    $  80,914     $  81,178
                                                                       -------------  -----------
                                                                       -------------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                             ---------------------
                                                                                                1996       1997
                                                                                             ----------  ---------
                                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)......................................................................  $    4,199  ($  2,519)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization..........................................................         638      1,132
    Provision for doubtful accounts receivable.............................................         142        200
    Provision for excess and obsolete inventories..........................................          --      2,063
    Changes in operating assets and liabilities:
      Accounts receivable..................................................................      (5,311)    (1,640)
      Accounts receivable from related parties.............................................          --      1,511
      Inventories..........................................................................      (1,157)      (250)
      Other current and noncurrent assets..................................................         189        401
      Trade accounts payable and account payable to related party..........................       4,225      5,327
      Accrued expenses and other liabilities...............................................       2,348     (2,030)
      Deferred revenue.....................................................................        (432)      (235)
                                                                                             ----------  ---------
        Net cash provided by (used in) operating activities................................       4,841      3,960
                                                                                             ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of furniture, fixtures and equipment.......................................      (1,236)      (441)
    Proceeds from sale of equipment........................................................          --      1,537
    Purchases of short-term investments....................................................      (9,658)    (5,426)
    Sales and maturities of short-term investments.........................................          --      4,847
    Other..................................................................................        (943)        (5)
                                                                                             ----------  ---------
        Net cash provided by (used in) investing activities................................     (11,837)       512
                                                                                             ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of shares of common stock.....................................................           4        221
    Repurchase of shares of common stock...................................................          --       (507)
                                                                                             ----------  ---------
        Net cash provided by (used in) financing activities................................           4       (286)
                                                                                             ----------  ---------
          Net increase (decrease) in cash and cash equivalents.............................      (6,992)     4,186

Cash and cash equivalents at beginning of period...........................................      48,405     24,755
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $   41,413  $  28,941
                                                                                             ----------  ---------
                                                                                             ----------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SILICON STORAGE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1996 and 1997. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation when their effect is antidilutive.

3. INVENTORIES (IN THOUSANDS):

                                                 December 31,   March 31,
                                                     1996         1997
                                                 ------------  -----------

Raw materials..................................   $        3    $       3
Work in process................................        9,555        7,121
Finished goods.................................        4,937        5,558
                                                 ------------  -----------
                                                  $   14,495    $  12,682
                                                 ------------  -----------
                                                 ------------  -----------

Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $3.2 million to reduce the carrying value of inventories to replacement cost.

4. CONTINGENCIES

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by, or exclusively licensed to, Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission against two suppliers of the Company's parts. The Company believes this action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. Two other corporations have sent letters charging certain of their patents as being infringed by the Company's products. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint will be resolved without costly litigation or in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins.

5. STOCK REPURCHASE PROGRAM

In February, 1997 the Board of Directors approved a stock purchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program is expected to continue until June, 1997, unless extended or shortened by the Board of Directors. Approximately 141,000 shares were repurchased under this authorization during March 1997 for an aggregate purchase price of $507,000. Purchase prices ranged from $3.24 to $3.875 per share.

6. SUBSEQUENT EVENT

On April 23, 1997 the Board of Directors approved an offer to employees of the Company to reprice outstanding options granted between August 1, 1996 and March 3, 1997 (the "Repricing Program"). Under the Repricing Program, as of April 28, 1997, 844,750 option grants were amended into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Market on such date). As consideration for the amended grants, optionees are prohibited from exercising the repriced options for a period of three months after the initial vest date of such repriced options.The Repricing Program terminated on April 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to the Company's actual results to differ materially from expected results include: the availability, deliverability and cost of raw materials, such as wafers or die, from the Company's suppliers, competitive pricing pressures, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, changes in average selling prices, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Operating results could also be adversely affected by general economic conditions and a downturn in the market for consumer products which incorporate the Company's products, such as personal computers and cellular telephones. All of these factors, and other factors, are difficult to forecast and can materially affect the Company's quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in the Company's stock price. Please also refer to the Company's Form 10-K for the year ended December 31, 1996 in the Risk Factors section for a discussion of such risk factors.

GENERAL

Silicon Storage Technology, Inc. ("SST" or the "Company") is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, multimedia, and video game markets. Consumer products currently sold with the Company's products include, but are not necessarily limited to, personal computers, CD-ROMs and hard disk drives, electronic organizers/personal digital assistants, analog cellular telephones, modems, set-top boxes and pagers. During the first quarter of fiscal year 1997, 48% and 32% of the Company's product revenues have been derived from the sale of 1Mbit and 512Kbit, respectively, flash memory devices, while the balance of the Company's product revenues have been derived from the sales of 2Mbit and 4Mbit flash memory devices. The Company is developing higher density flash memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adaptor cards, digital cellular phones and printer font storage.

During the first quarter of 1997, the Company derived approximately 38% and 19% of its product revenues from sales to Taiwan and Japan, respectively. The Company intends to diversify its customer base by increasing sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, video game, electronic organizer and set-top box markets. International product revenues accounted for 80% of total product revenues during the first quarter of 1997. The Company expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of geo-political uncertainties, currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 1997

The following discussion relates to the financial statements of the Company for the three months ended March 31, 1997 (current quarter) of the fiscal year ending December 31, 1997, in comparison to the three months ended March 31, 1996 (comparable quarter of the prior year).

NET REVENUES. Net revenues decreased to $17.1 million in the current quarter from $23.0 million for the comparable quarter of the prior year due to declining average selling prices and lower license fee income received.

Product revenues decreased to $16.9 million in the current quarter from $21.5 million for the comparable quarter of the prior year due to declining average selling prices. Although units shipped increased by approximately one million units between these two periods, average selling prices declined approximately 40% across 512 Kbit and 1 Mbit product lines and 44% on the 4 Mbit product line. License, royalty and development revenues were $0.2 million for the current quarter as compared to $1.5 million in the comparable quarter for the prior year. No license revenues were received during the quarter ended March 31, 1997 as compared to $1.5 million in license revenues received during the quarter ended March 31, 1996. Current quarter nonproduct revenues consist primarily of one royalty payment. Such royalty payments may or may not recur in future quarters.

During the first quarter of 1997, the Company derived approximately 38% of product revenues from sales to Taiwan as compared to 49% for the comparable quarter of the prior year. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur. International sales accounted for approximately 80% of product revenues during the current quarter, as compared to 92% for the comparable quarter of the prior year. International sales are anticipated to account for a substantial majority of all product revenues for the foreseeable future.

COST OF REVENUES. Gross margin was $0.6 million or 3% of net revenues in the first quarter of 1997 as compared to $9.9 million or 43% of net revenues for the comparable quarter in 1996. The decrease in gross margin is due to a combination of declining average selling prices and a charge of approximately $3.2 million, before the effect of netting with other inventory-related adjustments, to reduce the carrying value of inventory to its approximate replacement cost. Future fluctuations in gross margins may occur as a result of declining average selling prices which could lead to additional charges to cost of revenues to reduce inventories to replacement costs; cost reduction efforts that do not reduce costs faster than average selling price declines; price changes in the costs of raw materials; changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

The Company's agreement with Sanyo Electric Co. Ltd. ("Sanyo") provides for wafer price adjustments based on dollar/yen exchange rate fluctuations. As a result, a strengthening yen could result in higher cost of revenues. Gross margins may also be affected by cost reductions, yield fluctuations, wafer costs, changes in the mix of sales through distribution channels and competitive pricing pressures.

Average selling prices of Flash memory product are subject to significant fluctuation due to periodic changes in supply and demand. Declining average selling prices will adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix.

RESEARCH AND DEVELOPMENT. Research and development expenses were $2.0 million or 12% of net revenues during the first quarter of 1997 as compared to $1.7 million or 7% of net revenues during the comparable quarter of 1996. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping and product qualification costs associated with the Company's process and development efforts.

SALES AND MARKETING. Sales and marketing expenses were $1.3 million or 7% of net revenues during the first quarter of 1997, as compared to $1.2 million or 5% of net revenues for the comparable quarter in 1996. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and product literature expenses. The increase in expense from the first quarter of 1996 as compared to the first quarter of 1997 corresponds primarily to increased personnel costs. The increase due to higher personnel costs was somewhat offset by lower commissions expense related to lower product revenues for the first quarter of 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million or 7% of net revenues during the first quarter of 1997, as compared to $0.8 million or 3% of net revenues during the comparable quarter ended March 31, 1996. The increase is primarily due to the higher headcount, higher facilities-related expenses and accruals for certain legal expenses and doubtful accounts receivable costs.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income was $0.4 million or 2% of net revenues during the first quarter of 1997 compared to $0.5 million or 2% of net revenues during the comparable quarter of 1996. Interest income decreased from the comparable quarter of the prior year due to lower cash balances during the 1997 quarter as compared to the 1996 quarter.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $1.0 million during the first quarter of 1997 as compared to a provision for income taxes of $2.6 million for the comparable quarter of 1996. The benefit in the current quarter relates to the Company's loss position in the current quarter. The Company's effective income tax rate was 38% for the comparable quarter in the prior year.

NET INCOME (LOSS) PER SHARE. The Company's net income (loss) per share for the current quarter was $(0.11), compared to a net income per share of $0.17 in the comparable quarter of the prior year. The net loss per share is a result of lower net revenues and higher costs and operating expenses than experienced in the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at March 31, 1997 consisted of $41.0 million of cash, cash equivalents, and short-term investments. As of March 31, 1997, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open a line of credit in the future to secure additional working capital to finance operational growth. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

Year-to-date, the Company's operating activities provided cash of $4.0 million, which consisted primarily of increases to accounts payable of $5.3 million and decreases to inventories of $0.3 million (exclusive of the writedown of $3.2 million) offset by a net loss of $2.5 million. Increases in accounts payable relate primarily to a major supplier, and the Company anticipates that during the second quarter of 1997, accounts payable will decrease as a result of anticipated payments which could exceed $10.0 million to the supplier, and would significantly impact the Company's cash balances. Increases in inventory in general and, more specifically, work in process, were primarily the result of responding to shorter customer order cycles.

The Company made capital expenditures of approximately $0.4 million during the current quarter as compared to $1.2 million during the comparable quarter of the prior year. These expenditures were primarily for the purchase of manufacturing test equipment, design and engineering tools, and computer equipment. Similar levels of capital spending are expected to continue, and may even increase, during the rest of 1997. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies. The purchases and subsequent resales of equipment to one of the Company's subcontracted facilities resulted in cash inflows and outflows of $1.5 million. The Company incurred no gain or loss on these transactions.

The Company's financing activities used cash of approximately $0.3 million during the quarter, primarily for the repurchase of stock on the open market. In comparison, financing activities during the same period of the prior year provided $4 thousand and consisted primarily of proceeds from stock option exercises during the quarter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1996.

 EXHIBIT
 NUMBER        DESCRIPTION

10.16 License Agreement between Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") and the Company

11.1   Statement Regarding Computation of Net Income (Loss) Per Share

27     Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended March 31, 1997: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of May, 1997.

                                SILICON STORAGE TECHNOLOGY, INC.

                                By:


                                     /S/ BING YEH
                                     -----------------------------------------
                                     Bing Yeh
                                     President, Chief Executive Officer
                                      and Director (Principal Executive Officer)

                                     /S/ MICHAEL J. PRAISNER
                                    -----------------------------------------
                                     Michael J. Praisner
                                     Vice President Finance & Administration,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)