Form 10-Q
period 1997-06-30
SILICON STORAGE TECHNOLOGY INC
filed 1997-08-14
CIK 855906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 ___________

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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
                                        -      -

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, August 8, 1997: 22,789,130. Total number of pages in document: 14. Index to Exhibits is on page 12.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


     Item 1.   Condensed Consolidated Financial Statements:
               Condensed Consolidated Statements of Operations . . . . . .     3
               Condensed Consolidated Balance Sheets . . . . . . . . . . .     4
               Condensed Consolidated Statements of Cash Flows . . . . . .     5
               Notes to Condensed Consolidated Financial Statements. . . .     6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .     8

Part II - OTHER INFORMATION


     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    11

     Item 4.   Submission of Matters for Vote of Security Holders. . . . .    11

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    12

                                     PART I

Item 1.   Condensed Consolidated Financial Statements


                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three months ended June 30,            Six months ended June 30,
                                               ----------------------------------     ---------------------------------
                                                   1996                  1997             1996                 1997
                                               ------------          ------------     ------------         ------------
                                                          (unaudited)                            (unaudited)
Revenues:
  Product                                        $23,021                $17,727          $44,520              $34,581
  License                                            350                    329            1,874                  567
                                                 -------                -------          -------              -------
    Net revenues                                  23,371                 18,056           46,394               35,148
                                                 -------                -------          -------              -------
Costs and expenses:
  Cost of revenues                                14,041                 14,874           27,193               31,407
  Research and development                         1,622                  2,228            3,273                4,206
  Sales and marketing                              1,269                  1,589            2,455                2,854
  General and administrative                         875                  1,199            1,634                2,443
                                                 -------                -------          -------              -------
                                                  17,807                 19,890           34,555               40,910
                                                 -------                -------          -------              -------

    Income (loss) from operations                  5,564                 (1,834)          11,839               (5,762)

Interest and other income, net                       603                    476            1,101                  841
                                                 -------                -------          -------              -------
    Income (loss) before provision for
    (benefit from) income taxes                    6,167                 (1,358)          12,940               (4,921)

Provision for (benefit from) income taxes          2,445                   (339)           5,019               (1,383)
                                                 -------                -------          -------              -------

    Net income (loss)                            $ 3,722                ($1,019)         $ 7,921              ($3,538)
                                                 -------                -------          -------              -------
                                                 -------                -------          -------              -------
Net income (loss) per share                      $  0.15                 ($0.04)           $0.31               ($0.15)
                                                 -------                -------          -------              -------
                                                 -------                -------          -------              -------

Shares used in per share calculation              25,245                 23,112           25,213               23,191
                                                 -------                -------          -------              -------
                                                 -------                -------          -------              -------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                             ASSETS                   December 31,      June 30,
                                                          1996            1997
                                                      ------------      --------
                                                                (unaudited)
Current assets:
  Cash and cash equivalents                             $24,755          $33,440
  Short-term investments                                 11,485            5,690
  Accounts receivable, net                                9,802           12,104
  Accounts receivable from related parties                3,124                0
  Inventories                                            14,495            3,497
  Current deferred tax asset                              3,589            3,589
  Other current assets                                    1,394              700
                                                        -------          -------
    Total current assets                                 68,644           59,020

Furniture, fixtures, and equipment, net                  11,274            8,077
Other assets                                                996            1,015
                                                        -------          -------
    Total assets                                        $80,914          $68,112
                                                        -------          -------
                                                        -------          -------

                         LIABILITIES
Current liabilities:
  Trade accounts payable                                  4,075            4,585
  Account payable to related party                        6,412                0
  Accrued expenses and other liabilities                  4,235            2,770
  Deferred revenue                                        1,404            1,120
                                                        -------          -------
    Total current liabilities                            16,126            8,475
                                                        -------          -------

                     SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation             54,212           53,318
Retained earnings                                        10,576            6,319
                                                        -------          -------
    Total shareholders' equity                           64,788           59,637
                                                        -------          -------
    Total liabilities and shareholders' equity          $80,914          $68,112
                                                        -------          -------
                                                        -------          -------



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                           Six months ended June 30,
                                                                       ---------------------------------
                                                                            1996               1997
                                                                       --------------     --------------
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $  7,921              ($3,538)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                             1,387                2,267
  Provision for doubtful accounts receivable                                  142                  174
  Provision for excess and obsolete inventories                             2,517                3,038
  Deferred income taxes                                                    (1,070)                   -
  Loss on disposal of fixed assets                                              -                    7
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (5,206)                 648
    Inventories                                                           (14,825)               7,960
    Other current and noncurrent assets                                        14                  675
    Trade accounts payable                                                 11,193               (5,902)
    Accrued expenses and other liabilities                                    359               (1,465)
    Deferred revenue                                                          (54)                (284)
                                                                         --------              -------
      Net cash provided by (used in) operating activities                   2,378                3,580
                                                                         --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture, fixtures and equipment                         (4,661)                (659)
  Proceeds from sale of equipment                                               -                1,600
  Purchases of short-term investments                                     (48,561)              21,176
  Sales and maturities of short-term investments                           34,349              (15,381)
  Other                                                                      (943)                   -
                                                                         --------              -------
      Net cash provided by (used in) investing activities                 (19,816)               6,736
                                                                         --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares of common stock                                           46                  235
  Repurchase of shares of common stock                                          -               (1,866)
                                                                         --------              -------
      Net cash provided by (used in) financing activities                      46               (1,631)
                                                                         --------              -------
        Net increase (decrease) in cash and cash equivalents              (17,392)               8,685

Cash and cash equivalents at beginning of period                           48,405               24,755
                                                                         --------              -------
Cash and cash equivalents at end of period                               $ 31,013              $33,440
                                                                         --------              -------
                                                                         --------              -------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SILICON STORAGE TECHNOLOGY, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1996 and 1997. The unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

3. Inventories, net (IN THOUSANDS):


                                                DECEMBER 31,         JUNE 30,
                                                -----------------------------
                                                   1996                1997
                                                ----------           --------
          Raw materials                          $     3              $    2
          Work in process                          9,555               1,882
          Finished goods                           4,937               1,613
                                                 -------              ------
                                                 $14,495              $3,497
                                                 -------              ------


Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $3.2 million to reduce the carrying value of inventories to replacement cost.

4. Contingencies

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by, or exclusively licensed to, Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On March 18, 1997 the International Trade Commission instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company has intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. On June 25, 1997, a U.S. District Court Judge denied Atmel's motion for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. The case is scheduled for trial on November 24, 1997. Two other corporations have sent letters charging certain of their patents as being infringed by the Company's products. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint will be resolved without costly litigation or in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins.

5. Stock Repurchase Program

In February, 1997 the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June, 1997. Approximately 352,000 shares were repurchased under this authorization during the quarter ended June 30, 1997 for an aggregate purchase price of $1.4 million. Purchase prices ranged from $3.688 to $3.875 per share.

In July, 1997 the Board of Directors authorized a repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program is expected to continue until December 15, 1997, unless extended or shortened by the Board of Directors.

6. Revaluation of Stock Options

On April 23, 1997 the Board of Directors approved an offer to employees of the Company to reprice outstanding options granted between August 1, 1996 and March 3, 1997 (the "Repricing Program"). Under the Repricing Program, as of April 28, 1997, 844,750 option grants with exercise prices ranging from $4.00 to $9.50 were amended into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Market on such date). As consideration for the amended grants, optionees are prohibited from exercising the repriced options for a period of three months after the initial vest date of such repriced options. The Repricing Program terminated on April 28, 1997.

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

GENERAL

Silicon Storage Technology, Inc. ("SST" or the "Company") is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, multimedia, and video game markets. Consumer products currently sold with the Company's products include, but are not necessarily limited to, personal computers, CD-ROMs and hard disk drives, electronic organizers/personal digital assistants, portable telephones, modems, set-top boxes and pagers. During the six month period ended June 30, 1997, 39% and 45% of the Company's product revenues have been derived from the sale of 1Mbit and 512Kbit flash memory devices, respectively, while the balance of the Company's product revenues have been derived from the sales of 2Mbit and 4Mbit flash memory devices. The Company is developing higher density flash memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adapter cards, digital cellular phones and printer font storage.

During the second quarter of 1997, the Company derived approximately 27% and 29% of its product revenues from sales to Taiwan and Japan, respectively.
The Company intends to diversify its customer base by increasing sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, pager, video game, electronic organizer and set-top box markets. International product revenues accounted for 77% of total product revenues during the six month period ended June 30, 1997. The Company expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of geo-political uncertainties, currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATIONS: QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

The following discussion relates to the financial statements of the Company for the three months ended June 30, 1997 (current quarter) of the fiscal year ending December 31, 1997, in comparison to the three months ended June 30, 1996 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended March 31, 1997 (previous quarter) are provided where management believes it is useful to the understanding of continuing trends. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1997.

NET REVENUES. Net revenues were $35.1 million for the six months ended June 30, 1997 as compared to $46.4 million for the six months ended June 30, 1996. The decrease in net revenue is due to declining average selling prices and lower license fee income received. Net revenues decreased to $18.1 million in the current quarter from $23.4 million for the comparable quarter of the prior year.

Product revenues decreased to $17.7 million in the current quarter from $23.0 million for the comparable quarter of the prior year due to declining average selling prices. Although units shipped increased by 38% between these two periods, average selling prices declined approximately 50% on a weighted average basis across 512 Kbit, 1 Mbit and 4 Mbit product lines. License, royalty and development revenues were $0.3 million for the current quarter as compared to $0.4 million in the comparable quarter for the prior year. Current quarter non-product revenues consisted primarily of royalty payments.

During the second quarter of 1997, the Company derived approximately 27% of product revenues from sales to Taiwan as compared to 42% for the comparable quarter of the prior year. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur. International sales accounted for approximately 76% of product revenues during the current quarter, as compared to 82% for the comparable quarter of the prior year. For the six months ended June 30, 1997, 33% of shipment dollars where from Taiwan and, over the same period, 77% of shipment dollars were from international sales. International sales are anticipated to account for a substantial majority of all product revenues for the foreseeable future.

COST OF REVENUES. Gross margin was $3.7 million for the six months ended June 30, 1997 as compared to $19.2 million for the six months ended June 30, 1996. The decrease in gross margin for the first six months of 1997 is due to a combination of declining average selling prices and a charge to reduce the carrying value of inventory to its approximate replacement cost. Gross margin was $3.2 million or 18% of net revenues in the second quarter of 1997 as compared to $9.3 million or 40% of net revenues for the comparable quarter in 1996. Future fluctuations in gross margins may occur as a result of declining average selling prices which could lead to additional charges to cost of revenues to reduce inventories to replacement costs; cost reduction efforts that do not reduce costs faster than average selling price declines; price changes in the costs of raw materials; changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

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

RESEARCH AND DEVELOPMENT. Research and development expenses were $4.2 million for the six months ended June 30, 1997 as compared to $3.3 million for the six months ended June 30, 1996. Research and development expenses were $2.2 million or 12% of net revenues during the second quarter of 1997 as compared to $1.6 million or 7% of net revenues during the comparable quarter of 1996. The increase in research and development expenses since last year is primarily a result of hiring additional engineering personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping and product qualification costs associated with the Company's process and product development efforts.

SALES AND MARKETING. Sales and marketing expenses were $2.9 million for the six months ended June 30, 1997 as compared to $2.5 million for the six months ended June 30, 1996. Sales and marketing expenses were $1.6 million or 9% of net revenues during the first quarter of 1997, as compared to $1.3 million or 5% of net revenues for the comparable quarter in 1996. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and product literature expenses. The increase in expense from the prior year corresponds primarily to additional sales and marketing headcount, increased advertising and promotional costs, and related collateral materials. The increase due to higher personnel costs was somewhat offset by lower commissions expense related to lower product revenues for the second quarter of 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.4 million for the six months ended June 30, 1997 as compared to $1.6 million for the six months ended June 30, 1996. General and administrative expenses were $1.2 million or 6% of net revenues during the second quarter of 1997, as compared to $0.9 million or 4% of net revenues during the comparable quarter ended June 30, 1996. The increase is primarily due to the increase in headcount, facilities-related expenses and outside service expenses.

INTEREST AND OTHER INCOME, NET. Interest income was $0.8 million for the six months ended June 30, 1997 as compared to $1.1 million for the six months ended June 30, 1996. Interest income was $0.5 million or 3% of net revenues during the second quarter of 1997 compared to $0.6 million during the comparable quarter of 1996. Interest income increased from the comparable quarter of the prior year due to higher yields on investments in the current quarter.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $1.4 million for the six months ended June 30, 1997 as compared to a provision of $5.0 million for the six months ended June 30, 1996. The benefit from income taxes was $0.3 million during the second quarter of 1997 as compared to a provision for income taxes of $2.4 million for the comparable quarter of 1996. The benefit in the current year relates to the Company's loss position for the six month period. The Company's effective income tax rate was 38% for the prior year.

NET INCOME (LOSS) PER SHARE. The Company's net income (loss) per share for the current quarter was ($0.04), compared to a net income per share of $0.15 in the comparable quarter of the prior year. The net loss per share is a result of lower net revenues due to declining average selling prices, lower gross margins due to average selling price declines, inventory adjustments due to lower die prices and higher operating expenses than experienced in the prior year. The Company's net loss per share for the six months ended June 30, 1997 was $0.15 as compared to a net income per share of $0.31 for the six months ended June 30, 1996. The Company's change from a net income position in the prior year to a net loss position in the current year is due primarily to declining average selling prices despite an increase in shipment volume.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at June 30, 1997 consisted of $39.1 million of cash, cash equivalents, and short-term investments. As of June 30, 1997, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open a line of credit in the future to secure additional working capital to finance operational growth. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

Year-to-date, the Company's operating activities provided cash of $3.6 million, which consisted primarily of decreases in inventories of $8.0 million and a decrease in accounts receivables of $0.7 million, offset by a decrease in accounts payable of $5.9 million and a net loss of $3.5 million. The decrease in inventory is due to the large number of units shipped at the end of the current six month period and writedown of $3.2 million in the first quarter of 1997 for declining average selling prices.

The Company made capital expenditures of approximately $0.7 million during the current six months as compared to $4.7 million during the comparable six months of the prior year. These expenditures were primarily for the purchase of manufacturing test equipment, design and engineering tools, and computer equipment. Similar levels of capital spending are expected to continue, and may even increase, during the rest of 1997. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies. The purchases and subsequent resale of equipment to one of the Company's subcontracted facilities resulted in cash inflows and outflows of $1.6 million for the six months ended June 30, 1997. The Company incurred no gain or loss on these transactions.

The Company's financing activities used cash of approximately $1.6 million during the six months ended June 30, 1997, primarily for the repurchase of stock on the open market. In comparison, financing activities during the same period of the prior year provided $46 thousand and consisted primarily of proceeds from stock option exercises during the six month period.

In July, 1997 the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase plan is expected to continue until December 15, 1997, unless extended or shortened by the Board of Directors.

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

On January 3, 1996, Atmel sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On March 18, 1997, the International Trade Commission instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company has intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. The case is scheduled for trial on November 24, 1997.

At the present time, there is no other material pending litigation or proceeding involving a director, officer, employee or other agent of the Company in which indemnification would be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Shareholders (the "Annual Meeting") was held on July 23, 1997. At the Annual Meeting, the shareholders of the Registrant (i) elected each of the persons listed below to serve as a director of the Registrant for the ensuing year and until his successor is elected; and (ii) ratified the selection of Coopers & Lybrand L.L.P. as the Registrant's Independent Accountants for the fiscal year ending December 31, 1997.

The Registrant had 23,023,650 shares outstanding as of May 27, 1997, the record date of the Annual Meeting. At the Annual Meeting, holders of 17,778,939 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS

DIRECTOR                 VOTES IN FAVOR       VOTES AGAINST     ABSTENTIONS
--------                 --------------       -------------     -----------

Bing Yeh                   17,511,006              0              267,933
Yaw Wen Hu                 17,531,106              0              247,833
Tsuyoshi Taira             17,679,706              0               99,233
Yasushi Chikagami          17,679,706              0               99,233
Ronald Chwang              17,647,394              0              131,545


PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

     Votes in Favor        17,684,722
     Votes Against             77,923
     Abstentions               16,294


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1996.

EXHIBIT
NUMBER                 DESCRIPTION

11.1      Statement Regarding Computation of Net Income (Loss) Per Share

27        Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1997: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 12th day of August, 1997.

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