Form 10-Q
period 1997-09-30
SILICON STORAGE TECHNOLOGY INC
filed 1997-11-12
CIK 855906

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ___________

                                      FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

    OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.     FOR THE TRANSITION PERIOD FROM ________ TO _________.


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

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, September 30, 1997: 23,176,013. Total number of pages in document: 14. Index to Exhibits is on page 12.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           SILICON STORAGE TECHNOLOGY, INC.

                      FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


    Item 1.   Condensed Consolidated Financial Statements:
              Condensed Consolidated Statements of Operations................ 3
              Condensed Consolidated Balance Sheets.......................... 4
              Condensed Consolidated Statements of Cash Flows................ 5
              Notes to Condensed Consolidated Financial Statements........... 6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 8




PART II - OTHER INFORMATION


    Item 1.   Legal Proceedings............................................. 11

    Item 6.   Exhibits and Reports on Form 8-K.............................. 12

                                    PART I

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------     -------------------------------
                               1996         1997                   1996         1997
                              -------     -------                -------       -------
                                  (UNAUDITED)                         (UNAUDITED)
Revenues:
 Product                      $23,046     $19,669                $67,566       $54,250
 License                          359         346                  2,233           913
                              -------     -------                -------       -------
  Net revenues                 23,405      20,015                 69,799        55,163
                              -------     -------                -------       -------

Costs and expenses:
 Cost of revenues              14,339      15,430                 41,532        46,837
 Research and development       1,713       2,029                  4,986         6,235
 Sales and marketing            1,129       1,865                  3,584         4,719
 General and administrative       722         856                  2,356         3,299
                              -------     -------                -------       -------
                               17,903      20,180                 52,458        61,090
                              -------     -------                -------       -------
  Income (loss) from
   operations                   5,502        (165)                17,341        (5,927)

Interest and other income,
 net                              306         595                  1,407         1,436
                              -------     -------                -------       -------
  Income (loss) before
   provision for (benefit
   from) income taxes           5,808         430                 18,748        (4,491)

Provision for (benefit from)
 income taxes                   2,115          35                  7,134        (1,348)
                              -------     -------                -------       -------
  Net income (loss)           $ 3,693     $   395                $11,614       $(3,143)
                              -------     -------                -------       -------
                              -------     -------                -------       -------
Net income (loss) per share   $  0.15     $  0.02                $  0.46       $ (0.14)
                              -------     -------                -------       -------
                              -------     -------                -------       -------
Shares used in per share
 calculation                   24,999      25,308                 25,158        23,231
                              -------     -------                -------       -------
                              -------     -------                -------       -------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                     ASSETS

                                                  December 31,   September 30,
                                                      1996           1997
                                                  -----------    -------------
                                                                  (unaudited)
Current assets:
 Cash and cash equivalents                          $24,755         $50,520
 Short-term investments                              11,485           3,855
 Accounts receivable, net                             9,802           8,697
 Accounts receivable from related parties             3,124           1,632
 Inventories                                         14,495           3,818
 Current deferred tax asset                           3,589           3,589
 Other current assets                                 1,394             836
                                                    -------         -------

  Total current assets                               68,644          72,947

Furniture, fixtures, and equipment, net              11,274           6,464
Other assets                                            996           1,018
                                                    -------         -------
   Total assets                                     $80,914         $80,429
                                                    -------         -------
                                                    -------         -------

                                     LIABILITIES
Current liabilities:
 Trade accounts payable                               4,075          14,230
 Account payable to related party                     6,412               0
 Accrued expenses and other liabilities               4,235           4,638
 Deferred revenue                                     1,404           1,290
                                                    -------         -------
  Total current liabilities                          16,126          20,158
                                                    -------         -------

                                SHAREHOLDERS' EQUITY

Common stock and deferred stock compensation         54,212          53,584
Retained earnings                                    10,576           6,687
                                                    -------         -------
  Total shareholders' equity                         64,788          60,271
                                                    -------         -------
   Total liabilities and shareholders' equity       $80,914         $80,429
                                                    -------         -------
                                                    -------         -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                         1996             1997
                                                      --------          --------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $ 11,614          $ (3,143)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                          1,859             3,314
  Provision for doubtful accounts receivable               (19)              170
  Provision for excess and obsolete inventories          2,211             3,511
  Deferred income taxes                                 (1,943)               --
  Loss on disposal of fixed assets                          --                 7
  Changes in operating assets and liabilities:
   Accounts receivable                                  (8,489)            2,427
   Inventories                                         (18,359)            7,166
   Other current and noncurrent assets                     312               536
   Accounts payable                                      6,713             3,743
   Accrued expenses and other liabilities                 (438)              403
   Deferred revenue                                        324              (114)
                                                      --------          --------
    Net cash provided by (used in) operating
     activities                                         (6,215)           18,020
                                                      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of furniture, fixtures and equipment       (7,001)           (1,022)
 Proceeds from sale of equipment                            --             2,538
 Purchases of short-term investments                   (71,261)          (25,701)
 Sales and maturities of short-term investments         56,146            33,331
 Other                                                    (939)               --
                                                      --------          --------
    Net cash provided by (used in) investing
     activities                                        (23,055)            9,146
                                                      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of shares of common stock                         96               529
 Repurchase of shares of common stock                     (723)           (1,930)
                                                      --------          --------
    Net cash provided by (used in) financing
     activities                                           (627)           (1,401)
                                                      --------          --------
     Net increase (decrease) in cash and cash
      equivalents                                      (29,897)           25,765

Cash and cash equivalents at beginning of period        48,405            24,755
                                                      --------          --------
Cash and cash equivalents at end of period            $ 18,508          $ 50,520
                                                      --------          --------
                                                      --------          --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SILICON STORAGE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position, and results of operations and cash flows. The unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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


3. INVENTORIES, NET (IN THOUSANDS):

                                              DECEMBER 31,       SEPTEMBER 30,
                                              ------------       -------------
                                                  1996                 1997
                                              ------------       -------------

     Raw materials                              $     3              $   11
     Work in process                              9,555               3,147
     Finished goods                               4,937                 660
                                                -------              ------
                                                $14,495              $3,818
                                                -------              ------
                                                -------              ------

Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $3.2 million to reduce the carrying value of inventories to replacement cost.

4. CONTINGENCIES

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by, or exclusively licensed to, Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On March 18, 1997, the International Trade Commission instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company has intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing on this matter is scheduled for December 8, 1997. On June 25, 1997, a U.S. District Court Judge denied Atmel's motion for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling for Atmel. On September 23, 1997, a U.S. District Court Judge granted the Company's motion for summary judgment of noninfringement of one its patents mentioned in the lawsuit. There is no trial date pending in the District Court for this action at this time.

Two other corporations have sent informational letters asserting certain of their patents are infringed by the Company's products. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation or in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins.


5. STOCK REPURCHASE PROGRAM

In February, 1997, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June 1997. Approximately 493,000 shares were repurchased under this authorization during for the six months ended June 30, 1997 for an aggregate purchase price of $1.9 million. Purchase prices ranged from $3.24 to $3.875 per share.

In July, 1997, the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase plan is expected to continue until December 15, 1997, unless extended or shortened by the Board of Directors. During the quarter ended September 30, 1997, 16,500 shares were repurchased under this authorization for a purchase price of $3.875 per share for an aggregate purchase price of $64 thousand.

6. REVALUATION OF STOCK OPTIONS

On April 23, 1997, the Board of Directors approved an offer to employees of the Company to reprice outstanding options granted between August 1, 1996 and March 3, 1997 (the "Repricing Program"). Under the Repricing Program, as of April 28, 1997, 844,750 option grants with exercise prices ranging from $4.00 to $9.50 were amended into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Market on such date).
As consideration for the amended grants, optionees are prohibited from exercising the repriced options for a period of three months after the initial vest date of such repriced options. The Repricing Program terminated on April 28, 1997.

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

GENERAL

The Company is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. The end-user products currently sold with the Company's flash memory devices include, but are not necessarily limited to, desk-top computers, notebook computers, CD-ROM drives, CD-players, DVD players, hard disk drives, electronic organizers/personal digital assistants, portable telephones, modems, pagers, network adapter cards, set-top boxes, bar-code scanners and video games. During the nine month period ended September 30, 1997, 43% and 31% of the Company's product revenues have been derived from the sale of 1Mbit and 512Kbit flash memory devices, respectively, while the balance of the Company's product revenues have been derived from the sales of 2Mbit and 4Mbit flash memory devices. The Company is developing higher density flash memory products to address emerging markets such as digital cameras, voice recorders, video telephones, memory cards, network adapter cards, digital cellular phones and printer font storage.

During the third quarter of 1997, the Company derived approximately 29% and 21% of its product revenues from sales to Taiwan and Japan, respectively. The Company intends to diversify its customer base by increasing sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, CD-ROM drive, hard disk drive, pager, video game, electronic organizer and set-top box markets. International product revenues accounted for 86% of total product revenues during the nine month period ended September 30, 1997. The Company expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of geo-political uncertainties, currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

RESULTS OF OPERATIONS: QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

The following discussion relates to the financial statements of the Company for the three months ended September 30, 1997 (current quarter) of the fiscal year ending December 31, 1997, in comparison to the three months ended September 30, 1996 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended June 30, 1997 (previous quarter) are provided where management believes it is useful to the understanding of continuing trends. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1997.

NET REVENUES. Net revenues were $55.2 million for the nine months ended September 30, 1997 as compared to $69.8 million for the nine months ended September 30, 1996. The decrease in net revenues was primarily due to lower average selling prices on units sold and lower license fee income received. Net revenues were $20.0 million in the current quarter as compared to $23.4 million for the comparable quarter of the prior year, also due to lower average selling prices.

Product revenues were $19.7 million in the current quarter versus $23.0 million for the comparable quarter of the prior year. Although units shipped increased by 38% between these two periods, average selling prices declined approximately 37% on a weighted average basis across all product lines. License, royalty and development revenues were $0.3 million for the current quarter as compared to $0.4 million in the comparable quarter of the prior year. Current quarter non-product revenues consisted primarily of royalty payments from licensees of the Company's technology.

During the third quarter of 1997, the Company derived approximately 29% of product revenues from sales to Taiwan as compared to 35% for the comparable quarter of the prior year. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur. International sales accounted for approximately 86% of product revenues during the current quarter, as compared to 85% for the comparable quarter of the prior year. For the nine months ended September 30, 1997, 31% of product revenues were from Taiwan and, over the same period, 79% of product revenues were from international sales. International sales are anticipated to account for a substantial majority of all product revenues for the foreseeable future.

COST OF REVENUES. Gross margin was $8.3 million for the nine months ended September 30, 1997 as compared to $28.3 million for the nine months ended September 30, 1996. The decrease in gross margin for the first nine months of 1997 was due to a combination of declining average selling prices and a charge to reduce the carrying value of inventory to its approximate replacement cost. Gross margin was $4.6 million or 23% of net revenues in the current quarter as compared to $9.1 million or 39% of net revenues for the comparable quarter of the prior year. Future fluctuations in gross margins may occur as a result of declining average selling prices which could lead to additional charges to cost of revenues to reduce inventories to net realizable value; cost reduction efforts that do not reduce costs faster than average selling price declines; price changes in the costs of raw materials; changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

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

Average selling prices of flash memory products are subject to significant fluctuation due to periodic changes in supply and demand. Declining average selling prices will adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix.

The Company does not have the capability to manufacture its products and is dependent on foreign foundries, packaging and assembly contractors, and test facilities to manufacture its products. The Company has had to allocate products among customers at times because the Company was unable to meet all of the demand for its products due to the Company's inability to secure sufficient test capacity. This situation may or may not recur in the future.

RESEARCH AND DEVELOPMENT. Research and development expenses were $6.2 million for the nine months ended September 30, 1997 as compared to $5.0 million for the nine months ended September 30, 1996. Research and development expenses were $2.0 million or 10% of net revenues during the current quarter as compared to $1.7 million or 7% of net revenues during the comparable quarter of the prior year. The increase in research and development expenses from last year was primarily the result of hiring additional engineering personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping and product qualification costs associated with the Company's process and product development efforts.

SALES AND MARKETING. Sales and marketing expenses were $4.7 million for the nine months ended September 30, 1997 as compared to $3.6 million for the nine months ended September 30, 1996. Sales and marketing expenses were $1.9 million or 9% of net revenues during the current quarter, as compared to $1.1 million or 5% of net revenues for the comparable quarter of the prior year. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and product literature expenses. The increase in expense from the prior year corresponds primarily to the hiring of additional sales and marketing personnel, increased advertising and promotional costs, and related collateral materials.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.3 million for the nine months ended September 30, 1997 as compared to $2.4 million for the nine months ended September 30, 1996. General and administrative expenses were $0.9 million or 4% of net revenues during the current quarter, as compared to $0.7 million or 3% of net revenues during the comparable quarter of the prior year. The increase was primarily due to an increase in personnel in this area.

INTEREST AND OTHER INCOME, NET. Interest income and other income was $1.4 million for the nine months ended September 30, 1997 as compared to $1.4 million for the nine months ended September 30, 1996. Interest income was $0.6 million or 3% of net revenues during the current quarter compared to $0.3 million during the comparable quarter of the prior year. Interest income increased from the comparable quarter of the prior year due to the increase in cash and short term investments from $32.1 million to $54.4 million for the current quarter.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $1.3 million for the nine months ended September 30, 1997 as compared to a provision of $7.1 million for the nine months ended September 30, 1996. The provision for income taxes was $35 thousand during the current quarter as compared to $2.1 million for the comparable quarter of the prior year. The benefit in the current year relates to the Company's loss position for the nine month period. The Company's effective income tax rate was 38% for the prior year. The effective tax rate decreased from 36% for the comparable quarter of the prior year to 8% for the current quarter due to the impact of the reinstatement of the Research and Experimentation tax credit as of July 1, 1997 on the Company's overall tax provision.

NET INCOME (LOSS) PER SHARE. The Company's net income per share for the current quarter was $0.02, compared to $0.15 in the comparable quarter of the prior year. The decrease in net income per share was the result of lower net revenues due to lower average selling prices, lower gross margins due to average selling price declines and higher operating expenses than experienced in the prior year. The Company's net loss per share for the nine months ended September 30, 1997 was $0.14 as compared to net income per share of $0.46 for the nine months ended September 30, 1996. The Company's change from a net income position in the prior year to a net loss position in the current year was due primarily to declining average selling prices despite an increase in shipment volume.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at September 30, 1997 consisted of $54.4 million of cash, cash equivalents, and short-term investments. As of September 30, 1997, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open a line of credit in the future to secure additional working capital to finance operational growth. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

Year-to-date, the Company's operating activities provided cash of $18.0 million, which consisted primarily of decreases in inventories of $7.2 million, a decrease in accounts receivable of $2.4 million and an increase in accounts payable of $3.7 million, offset by a net loss of $3.1 million. The decrease in inventory was due to the increase in number of units shipped during the nine month period ending September 30, 1997 and a writedown of $3.2 million in the first quarter of 1997 for declining die prices. The decrease in accounts receivable was due to heavy collection efforts during September, 1997 which resulted in reduced days sales outstanding. The increase in accounts payable was due to materials and other inventory related purchases during September, 1997.

The Company made capital expenditures of approximately $1.0 million during the current nine month period as compared to $7.0 million during the comparable nine month period of the prior year. These expenditures were primarily for the purchase of manufacturing test equipment, design and engineering tools, and computer equipment. Similar levels of capital spending are expected to continue, and may even increase, during the rest of 1997. In addition, the Company may use its working capital to secure additional foundry capacity and to acquire new technologies. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies. The purchases and subsequent resale of equipment to one of the Company's subcontracted facilities resulted in cash inflows and outflows of $2.5 million for the nine months ended September 30, 1997. The Company incurred no gain or loss on these transactions.

The Company's financing activities used cash of approximately $1.9 million during the nine months ended September 30, 1997, primarily for the repurchase of stock on the open market. In comparison, during the same period of the prior year, financing activities used $0.6 million primarily for the repurchase of stock on the open market.

In July, 1997, the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase plan is expected to continue until December 15, 1997, unless extended or shortened by the Board of Directors. During the quarter ended September 30, 1997, 16,500 shares were repurchased under this authorization with a purchase price of $3.875 per share for an aggregate purchase price of $64 thousand.

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


On January 3, 1996, Atmel sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On March 18, 1997, the International Trade Commission instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company has intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing is scheduled on this matter for December 8, 1997. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling for Atmel. On September 23, 1997, a U.S. District Court Judge granted the Company's motion for summary judgment of noninfringement of one its patents mentioned in the above lawsuit. There is no trial date pending in the District Court action at this time.

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

EXHIBIT
NUMBER                DESCRIPTION

11.1          Statement Regarding Computation of Net Income (Loss) Per Share

27            Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended September 30, 1997:
None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 7th day of November, 1997.

                                  SILICON STORAGE TECHNOLOGY, INC.


                                  By:

                                        /s/ BING YEH
                                       -----------------------------------
                                       Bing Yeh
                                       President, Chief Executive Officer
                                          and Director (Principal Executive
                                          Officer)


                                       /s/ MICHAEL J. PRAISNER
                                       -----------------------------------
                                       Michael J. Praisner
                                       Vice President Finance & Administration,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)