Form 10-K405
period 1997-12-31
SILICON STORAGE TECHNOLOGY INC
filed 1998-03-31
CIK 855906

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ___________
                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.     FOR THE TRANSITION PERIOD FROM _____ TO ______.
     COMMISSION FILE NUMBER 0-26944

                           SILICON STORAGE TECHNOLOGY, INC.
                (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                 77-0225590
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification Number)

   1171 SONORA COURT, SUNNYVALE, CA                     94086
(Address of principal executive offices)               (Zip code)

Company's telephone number, including area code:      (408) 735-9110
                                      __________

Securities registered pursuant to Section 12(b) of the Act:
     Title of class.          Name of each exchange on which registered.
     ---------------          -------------------------------------------
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
              ---     ---

Aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1998: $72,502,225. based on the closing price of the Company's Common Stock as reported on NASDAQ. Number of shares outstanding of the Company's Common Stock, no par value, as of February 28, 1998: 22,745,796.

Documents incorporated by reference: Exhibits previously filed as noted on page
29.  Index to Exhibits is on page 29.
Total number of pages in this Form 10-K is 53.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           SILICON STORAGE TECHNOLOGY, INC.
                                      FORM 10-K
                         FOR THE YEAR ENDED DECEMBER 31, 1997

                                  TABLE OF CONTENTS

PART I

     Item 1.   Business       ..............................................  3

     Item 2.   Properties     .............................................. 13

     Item 3.   Legal Proceedings   ......................................... 14

     Item 4.   Submission of Matters to a Vote of Security Holders ......... 14

PART II

     Item 5.   Market for Registrant's Common Stock and Related
               Shareholder Matters ......................................... 15

     Item 6.   Selected Consolidated Financial Data........... ............. 15

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 16

     Item 8.   Consolidated Financial Statements and Supplementary
               Data......................................................... 21

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 22

PART III

     Item 10.  Directors and Executive Officers of the Company.............. 22

     Item 11.  Executive Compensation....................................... 24

     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management........................................ 27

     Item 13.  Certain Relationships and Related Transactions............... 28

PART IV

     Item 14.  Exhibits, Financial Statement Schedule, and Reports
               on Form 8-K.................................................. 29

Index to Exhibits........................................................... 29

Signatures.................................................................. 30

Index to Consolidated Financial Statements.................................. 35

                                        PART I

ITEM 1.   BUSINESS

     Silicon Storage Technology, Inc. ("SST" or the "Company") was incorporated in California in 1989. The Company is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. The Company's product revenues to date have substantially been derived from the sale of 512Kbit and 1Mbit memory devices used in personal computers and personal computer peripheral devices. The Company is developing higher density memory products to address emerging markets such as digital cameras, voice recorders, memory cards, networking systems, digital cellular phones, telecommunications and printer font storage. The Company is also developing flash embedded controller products to address the emerging application of in-system programmable (ISP) embedded controllers and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications. The Company's executive offices are located at 1171 Sonora Court, Sunnyvale, California, 94086, and its telephone number is (408) 735-9110. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Risk Factors, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

     The Company operates in one industry segment, flash memory, and is also developing logic products incorporating the Company's flash memory technology. All of the Company's memory products are nonvolatile memory devices. Nonvolatile memory represents a major class of the semiconductor memory market. The nonvolatile memory market is experiencing significant growth and facing new performance, reliability and cost requirements. Nonvolatile memory devices are distinguished from volatile memory devices, such as static random access memories ("SRAMs") and dynamic random access memories ("DRAMs"), by their ability to retain data without the continuous supply of power. Virtually all microprocessor and microcontroller based electronic systems require nonvolatile memory to store "program code" consisting of a basic instruction set critical to the operation of the system and information regarding the system configuration.

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

                                                                                                               INITIAL
                                        ACCESS                                                                SHIPMENT
DENSITY   PRODUCT     DESCRIPTION     SPEED (ns)          APPLICATION                                           DATE
-------   -------     -----------     ---------           -----------                                           -----
512Kbit   29EE512   Page Mode, 5.0V     70, 90         CD-ROM Drive, Analog Cellular Phone, Network Card         4/95
          29LE512   Page Mode, 3.0V     120, 150       Analog Cellular Phone, Graphics Card                      3/96
          29VE512   Page Mode, 2.7V     200, 250       Electronic Organizer/Data Bank                            2/96

1Mbit     29EE010   Page Mode, 5.0V     90, 120        PC-BIOS, Hard Disk Drive, CD-ROM Drive,                   6/93
                                                       Analog Cellular Phone, Modem, Set-top Box
                                                       Point of Sale Terminal
          29LE010   Page Mode, 3.0V     150, 200       Wireless Modem, Analog Cellular Phone, Video Game         6/95
          29VE010   Page Mode, 2.7V     200, 250       Electronic Organizer/Data Bank, DECT Phone                9/95

2Mbit     29EE020   Page Mode, 5.0V     120, 150       PC-BIOS, Telecom                                         10/96
          29LE020   Page Mode, 3.0V     200, 250       BIOS for Notebook PC, Telecom                             4/97
          29VE020   Page Mode, 2.7V     200, 250       Electronic Organizer/Data Bank, Pager, DECT Phone         4/97

4Mbit     28SF040   Byte-Write, 5.0V    120, 150       Point of Sale Terminal, Video Game, Industrial Control   11/94
                                                       Printer
          28LF040   Byte-Write, 3.0V    200, 250       Digital Cellular Phone                                   10/95
          28VF040   Byte-Write, 2.7V    200, 250       Data Bank, Organizer, Digital Cellular Phone, Pager      10/96


     During 1997, a majority of the Company's product revenues were derived from sales of the Company's 512Kbit and 1Mbit products. The largest application of the Company's product is for PC-BIOS storage by PC manufacturers. This product also addresses applications for hard disk drives, CD-ROM drives, video games, modems and set-top boxes. The Company believes that PC manufacturers are, over time, replacing 1Mbit Flash products with 2Mbit Flash memory products. While the Company has shipped 2Mbit and 4Mbit devices in volume, there can be no assurance that these sales will grow above their current levels. The Company is in the process of developing new memory products with increased densities of 8Mbit, 16Mbit and higher densities and maintaining the voltage requirement of either 5.0V-only, 3.0V-only or 2.7V-only. In addition, the Company is developing new product lines in different industry segments, such as memory cards and embedded controllers with embedded SuperFlash memory. However, there can be no assurance that the Company can anticipate future market demands or that the products it develops will meet future market needs. A decline in market demand for the Company's 512Kbit or 1Mbit SuperFlash products may adversely affect the Company's operating results. The risk associated with the Company's present revenue reliance on 512Kbit and 1Mbit products is heightened by the concentration of 1Mbit product sales in the PC motherboard industry and 512Kbit product sales are concentrated in the CD-ROM and hard disk industry. A decline in demand in the PC or PC peripheral industries could have a material adverse effect on the Company's operating results and financial condition.

SALES AND DISTRIBUTION

     The Company's products are commodity products, and sales are highly dependent on the overall strength and sales of the PC and PC peripheral product industries. A reduction in activity in one of these industries could have an adverse impact on the Company's product revenues and overall earnings. In 1997, the semiconductor memory industry experienced significant declines in average selling prices for all memory products, including flash memory. Such significant price declines have impacted gross margins in 1997 and, should they continue, may impact gross margin in 1998 and beyond.

     Most of the Company's sales are made to customers in Asia for use in PCs and PC peripherals. The Company primarily sells to customers in Asia through manufacturers' representatives. The Company sells and distributes its products in North America and Europe through a sales organization supported primarily by manufacturers' representatives and distributors. These manufacturers' representatives and distributors could discontinue selling the Company's products at any time. Two of the manufacturers' representatives accounted for 29% of the Company's product revenues during 1997. The loss of any of these manufacturers' representatives or any other significant manufacturers' representative or distributor could have an adverse effect on the Company's operating results.

     During 1997, one customer, Silicon Technology Corporation, Ltd., in which the Company holds a 14% equity investment, accounted for 15% of the Company's net revenues. International product and license revenues represented approximately 85% or $33.8 million, 86% or $80.3 and 87% or $65.3 million of the Company's net revenues during fiscal 1995, 1996 and 1997, respectively. Most of the Company's international revenues during 1995 through 1997 have been earned on revenues to Asian manufacturers in the personal computer industry. These customers include Acer, Elite Computer Systems, First International Computer, Giga-Byte Technology Corporation, Asustek Computer Corporation, Adaptec, Group Sense, and Quantum Designs. The Company's products are also being used in CD-ROM drives, DVD players, hard disk drives, video games, and portable electronic devices manufactured by Sony, Hitachi, Matsushita, Toshiba, TEAC, NEC, Seagate, and InterAct.

     Due to its level of international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. During 1997, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1997, the Company derived 82% of its sales revenue from the Far East. Economic problems in this region can have an adverse impact on the Company's total revenues and can negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments which are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers, assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products as the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may continue to have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region in the foreseeable future. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. The Company has experienced, and may continue to experience, material adverse effects on its operations as a result of such regulatory, geopolitical and other factors. These events may adversely impact the Company's operations or may require the Company to modify its current business practices.

MANUFACTURING

     The Company subcontracts to semiconductor manufacturing foundries. In February 1997, the Company entered into an agreement with the Taiwan Semiconductor Manufacturing Co. Ltd. ("TSMC"). Under the agreement, TSMC will license the Company's technology to manufacture wafers, pay a royalty on wafers manufactured using the Company's technology, and grant the Company favorable considerations for wafer pricing and allocation. The Company will also provide TSMC with the information necessary to establish the Company's technology in TSMC's foundry. Full production began in the third quarter of 1997. However, there can be no assurance that TSMC will be able to maintain volume production in a timely fashion or that TSMC will allocate sufficient production capacity to the Company to satisfy the Company's requirements. As of December 31, 1997, the Company's major wafer fabrication foundries are Sanyo Electric Co. Ltd. ("Sanyo") and TSMC. In the past, the Company was not always able to procure from its current wafer fabrication foundries sufficient wafers to meet all of the demand and experienced difficulties in meeting scheduled shipments to its customers. There can be no assurance that such a situation, which resulted in allocating available products among its customers, may not recur again in the future.

     In order to obtain, on an ongoing basis, an adequate supply of wafers, especially for future products fabricated using advanced processing technologies, the Company has considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes and the formation of joint ventures to own and operate foundries. There can be no assurance that the Company's current foundries, together with any additional foundries whose capacities might be obtained, would be willing or able to satisfy all of the Company's requirements on a timely basis at competitive prices.

     In 1996, the Company entered into an agreement with Seiko Epson Corporation ("Seiko Epson") whereby Seiko Epson paid the Company an upfront license fee, agreed to pay the Company a royalty on wafers manufactured using the Company's technology other than wafers for sale to the Company and provide the Company with a monthly minimum quantity of wafers which increases over time. The Company granted Seiko Epson a license to use certain of the Company's technology to manufacture wafers and to provide Seiko Epson with the information necessary to establish the Company's technology in Seiko Epson's foundry. In 1997, the Company entered into an agreement with Seiko Epson which extended technology license coverage and provided the Company with increased capacity for the production of products using 0.35 micron technology. At the present time, no volume production is anticipated as a result of these agreements. No significant revenue was received from Seiko Epson in 1997.

     The Company purchases wafers from Sanyo under a manufacturing agreement that expires in the year 2009. The Company has encountered delays in the qualification process and production ramp-up in the past, and there can be no assurance that the Company will not experience future delays in the qualification or production ramp-up of this facility. The Company purchases wafers from Winbond under a licensing agreement that expires in the year 2008. During 1997, no wafers were purchased from Winbond and volume production from Winbond is not anticipated during 1998. However, royalty revenue was received from Winbond.

     Wafer sort is performed at Sanyo, TSMC and the Company. The Company may add additional wafer sort capacity at its Sunnyvale, California facility; however, there can be no assurance that the Company will not experience delays in the qualification or production ramp-up of such facilities. The Company uses various offshore vendors for assembly. In the assembly process, the silicon wafers are separated into individual die that are then assembled into packages. The Company packages die into PDIP, PLCC and TSOP packages at various facilities in various countries. In the event of a rapid growth in demand for the Company's products, the Company may not be able to procure from its package assembly foundries a sufficient supply of packages to satisfy its customers.

     Following assembly, the packaged devices require screening, testing, and finishing to segregate good from nonconforming devices and to identify devices by performance levels. Currently, all devices are screened, tested, and inspected pursuant to the Company's quality assurance program at the Company's test facilities in Sunnyvale, California or at other domestic or international subcontracted facilities. Finishing operations are performed at either domestic subcontractors, the Company's facility in Sunnyvale, California or subcontracted facilities in Lingsen, Taiwan, as applicable, before shipment to customers. There can be no assurance that the Company will not experience delays in the production ramp-up of future facilities.

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

     The Company maintains an information system for monitoring work-in-process inventory and various quality parameters. The information system maintains both forward and backward traceability for each wafer lot through test, finish, and inspection. Records are maintained in order to maximize yields, evaluate foundry performance, diagnose potential problems, and monitor and improve product and process quality. As the Company expands its products and markets, there is no assurance that the Company's current information system will be adequate for its future needs.

RESEARCH AND DEVELOPMENT

     During 1995, 1996 and 1997, the Company spent $4.1 million, $6.9 million and $8.7 million, respectively, on research and development. The Company is developing 16Mbit and higher density products with applications for networking systems, cellular telephones, printer font storage, digital cameras, voice recorders, and memory cards. The Company is also developing flash embedded controller products to address the emerging application of in-system programmable (ISP) embedded controllers and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications. In addition the Company is developing a new 0.35 micron process for these high density products. The markets for the Company's products are characterized by rapidly changing technology, product obsolescence, and the frequent introduction of new products. There can be no assurance that the Company can anticipate future market demands or that the products it develops will meet future market needs.

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

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, and other resources than the Company.
The Company's medium density products, sales of which presently account for substantially all of the Company's revenues, compete principally against products offered by Intel Corporation, Advanced Micro Devices, Inc., Atmel Corporation, SGS-Thomson Microelectronics, Inc. and Macronix, Inc. If the Company is successful in developing its high density products, it expects that these products will compete principally with products offered by Intel Corporation, Advanced Micro Devices, Inc., Fujitsu, Sharp, Samsung Semiconductor, Inc., SanDisk Corporation and Toshiba Corporation, as well as any new entrants to the market. In addition, the Company believes that a primary source of competition comes from alternative technologies. If ferroelectric random access memory devices ("FRAMs") technology is commercialized for higher density applications, the competition may result
from companies that offer FRAMs.   The Company may also in the future
experience direct competition from its foundry partners. The Company has licensed to each foundry the right to fabricate products based on the Company's technology and circuit design, and to sell such products worldwide, subject to royalty payments to the Company. There can be no assurance that the Company will be able to compete successfully in the future.

     The Company believes that the principal factors upon which its products must compete are price, reliability, functionality and the ability to offer timely delivery to customers. The current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products as the Company's competitors reduce product prices to generate needed cash. While the Company believes that its medium density products currently compete favorably on the basis of reliability and functionality, the Company's principal competitors have a significant advantage over the Company in terms of financial, technical and marketing resources. The long-term ability of the Company to compete successfully in the evolving flash memory market will depend on factors both within and beyond its control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of its competitors and general economic conditions. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business and operating results.

PATENTS AND LICENSES

     The Company's products are designed around patented memory cell technology and are fabricated using patented process technology. The Company owns 19 U.S. patents concerning certain aspects of its products and processes, although not all of these patents are in the field of memory cell or process technology. Foreign patent applications have been filed in Europe, Japan and Canada. There can be no assurance that pending patent applications will be granted. The Company's products are also protected by copyrights and mask work production rights. There can be no assurance, however, that the Company's patents, copyrights or mask work production rights will provide it meaningful protection from competition, especially abroad. The Company's operating results could be materially adversely affected by piracy of the Company's intellectual property. The Company has from time to time received, and may in the future receive, communications from third parties asserting patent rights embracing the Company's products. In particular, on January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

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

     On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel seeks a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company believes that the allegations in the Intel complaint are without merit and intends to vigorously defend itself against such action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

     The Atmel and Intel complaints state that the Company's use of its SuperFlash technology infringes the patents of those third parties. Since the design of all the Company's products, including the 1Mbit product, are based on the Company's SuperFlash technology, any finding that the Company's use of its SuperFlash technology infringes a third party patent could have a material adverse effect on the Company's entire product line. Similarly, any finding that the Company's products infringe a third party patent could have a material adverse effect on the Company's product line and operating results. There can be no assurance that other third parties will not bring suit against the Company claiming an infringement of intellectual property. The Company cannot predict the effects of any such litigation. If any of the Company's products were found to infringe on the protected technology of a third party, there can be no assurance that the Company could license such technology on commercially reasonable terms or that the Company could successfully operate without such technology. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position or results of operations, or without requiring royalty payments in the future which may adversely impact gross margins. Moreover, the Company, if found to infringe, could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the U.S. any products that infringe the protected technology. In addition, the management attention consumed by and legal costs associated with any such litigation could have a material adverse effect on the Company's operating results.

     The Company has licensed to its current foundries the right to fabricate products based on the Company's technology and to sell such products worldwide, subject to royalty payments to the Company. The Company intends to license its technology to other third parties in the future who may also compete against the Company.

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

EMPLOYEES

     As of December 31, 1997, the Company employed 184 individuals on a full-time basis, all but three of whom reside in the U.S. Two employees reside in Japan and one in England. Of these 184 employees, 57 were employed in manufacturing support, 19 in manufacturing engineering, 52 in research and development, 26 in sales and marketing and 30 in administration and finance. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

RISK FACTORS

     The following factors should be considered carefully in addition to other information contained in this report:

FLUCTUATIONS IN OPERATING RESULTS; SHORT HISTORY OF PROFITABILITY. The Company has a limited operating history and its operating results are subject to quarterly and annual fluctuations due to a variety of factors including the availability, deliverability and cost of wafers from the Company's suppliers, competitive pricing pressures and related changes in average selling prices, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Specifically, industry overcapacity during 1997 has resulted in higher than normal price declines in the markets to which the Company sells. This significant price erosion has unfavorably impacted the Company's revenues, gross margins and profitability during the year.

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

LIMITED OFFERING OF PRODUCT LINES; CONCENTRATION OF PRODUCT APPLICATION. The Company's sales are concentrated in the nonvolatile memory class of the semiconductor memory industry. During 1997, a majority of the Company's product revenues were derived from sales of the 1Mbit or 512Kbit SuperFlash products. A decline in market demand for the Company's 1Mbit or 512Kbit SuperFlash products may adversely affect the Company's operating results. In addition, during 1997 the majority of product revenues came from sales to customers in the personal computer industry. A decline in demand in these industries could have a material adverse effect on the Company's operating results and financial condition.

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

     The Company is the defendant in a patent infringement lawsuit filed by Atmel in the U.S. Federal District Court for the Northern District of California on January 3, 1996. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

     On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling for Atmel. On September 23, 1997, a U.S. District Court Judge granted the Company's motion for summary judgment of noninfringement of one of its patents mentioned in the above lawsuit. There is no trial date pending in the District Court action at this time.

     On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel seeks a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company believes that the allegations in the Intel complaint are without merit and intends to vigorously defend itself against such action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

      In addition to the Atmel and Intel lawsuits, the Company has from time to time received and may in the future receive, communications from third parties asserting patent rights embracing the Company's products. The Atmel and Intel complaints state that the Company's use of its SuperFlash technology infringes the patents of those third parties. Since the design of all the Company's products, including the 1Mbit product, are based on the Company's SuperFlash technology, any finding that the Company's use of its SuperFlash technology infringes a third party patent could have a material adverse effect on the Company's entire product line and operating results. The Company has responded to each of these claims of infringement asserting defenses that it believes are meritorious. There be no assurance that other third parties will not bring suit against the Company claiming an infringement of intellectual property. The Company cannot predict the effects of any such litigation. If any of the Company's products were found to infringe the protected technology of a third party, there can be no assurance that the Company could license such technology on commercially reasonable terms or that the Company could successfully operate without such technology. Moreover, the Company, if found to infringe, could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the U.S. any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a material adverse effect on the Company's operating results.

DEPENDENCE ON FOREIGN FOUNDRIES. The Company does not have the complete internal capability to manufacture its product. The Company currently buys all of its wafers, an integral component of its products, from a limited number of suppliers. Failure by these suppliers to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues or higher than anticipated cost of revenues, which would affect operating results adversely. During 1997, substantially all of the raw material was supplied by Sanyo and TSMC.

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

DEPENDENCE ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS. Most of the Company's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives accounted for 29% of the Company's product revenues during 1997. The loss of any of the manufacturers' representatives or any other significant manufacturers' representatives or distributors could have a material adverse effect on the Company's operating results.

FLASH MEMORY MARKET. All of the Company's products, as well as all new products currently under design, are flash memory devices. A technology other than SuperFlash may be adopted as the industry standard. The Company's competitors are generally in a better financial and marketing position than the Company from which to influence industry acceptance of a particular flash technology. To the extent those competitors are able to promote a technology other than SuperFlash as an industry standard, the Company's operating results and financial condition may be adversely affected.

PRICE VOLATILITY; RECENT MARKET CONDITIONS; COMPETITION. The semiconductor memory industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. Historically, the selling prices for semiconductor memory products fluctuate significantly with changes in the supply and demand for these products. During 1997, industry overcapacity has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time, as market conditions indicate that growth in worldwide supply outpaced growth in demand during 1997 and such market conditions may continue into 1998 and beyond. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. However, there can be no assurance that these activities will be implemented in a timely manner to offset anticipated future declines in average selling prices.

     The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, and other resources than the Company. Many of the Company's competitors have recently added significant capacity for the production of semiconductor memory components. The Company's medium density products, sales of which presently account for substantially all of the Company's revenues, compete principally against products offered by Intel Corporation, Advanced Micro Devices, Inc., Atmel Corporation, SGS-Thomson Microelectronics, Inc. Sanyo, Winbond Electronics Co. and Macronix, Inc. If the Company is successful in developing its high density products, it expects that these products will compete principally with products offered by Intel Corporation, Advanced Micro Devices, Fujitsu, Sharp, Samsung Semiconductor, Inc., SanDisk Corporation and Toshiba Corporation, as well as any new entrants to the market.

     In addition, the Company believes that a primary source of competition may come from alternative technologies. In particular, competition may come from companies that offer FRAMs if such technology is commercialized for higher density applications.

     The Company may in the future experience direct competition from its foundry partners. The Company has licensed the right to fabricate product based on the Company's technology and circuit design, and to sell such products worldwide, subject to royalty payments to the Company. There can be no assurances that the Company will be able to compete successfully in the future.

INTERNATIONAL OPERATIONS. During 1995, 1996, and 1997, export product and licensing account for approximately 85%, 86%, and 87% of the Company's net revenues, respectively. Due to its international sales and manufacturing, the Company is exposed to risks associated with tariffs, non-tariff trade barriers, taxes, import license requirements, exchange rate fluctuations, foreign government regulations, and geopolitical risks such as political and economic instability including changes in diplomatic and trade relations.

     During 1997, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1997, the Company derived 82% of its sales revenue from the Far East. Economic problems in this region can have an adverse impact on the Company's total revenues and can negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments which are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business, which in turn may negatively impact their ability to adequately supply the Company. Finally, the economic situation may exacerbate the current decline in average selling prices for the Company's products if the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.

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

PURCHASE OF MANUFACTURING CAPACITY; FUTURE CAPITAL NEEDS. In order to obtain additional manufacturing capacity, the Company has considered expenditures in the form of deposits, equipment purchases, loans, joint ventures or equity investments in or with wafer fabrication companies. Any such transaction could involve a Company commitment of substantial capital and technology licenses in return for production capacity. The need to commit substantial capital may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed on terms acceptable to the Company. The Company's inability to secure such financing, if needed, could have a material adverse impact on the Company's operating results.

READINESS FOR YEAR 2000. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments, both domestically and globally, directly for accurate exchange of data and indirectly. The Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact and that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

CONSTRUCTION OF NEW BUILDING; RISKS OF LAND OWNERSHIP. In January, 1998 the Company entered into an agreement to purchase a 14 acre plot of land located in San Jose, California for $9.2 million. The Company plans to build its corporate headquarters on this site, scheduled for completion in 1999. The Company plans to pay cash for the land in April, 1998, and to secure a revolving line of credit to help finance the construction of the corporate headquarters. The cost of construction for the planned 100,000 square foot building is estimated at $11.3 million. The Company is subject to certain risks in connection with the purchase, financing, construction, and occupation of the site, among others, liquidity risks involving the financing of construction and the timing and schedule of project completion, risk of devaluation of the fair market value of the land purchased, risk of hazardous materials in connection with substances deposited on the land by former owners, and risk of business interruption related to the relocation of the Company's facilities.


ITEM 2.  PROPERTIES

     The Company occupies three leased facilities totaling approximately 53,000 square feet in Sunnyvale, California in which its executive offices, manufacturing engineering, research and development and testing facilities are located. The lease on the first of these facilities that the Company occupies, accounting for approximately 20,000 square feet, expires in May 1998. The lease on the second facility expires in June 1998. On March 4, 1998, the Company signed an option to renew each of these two leases for an additional five years. The lease on the third facility of 20,000 square feet expires in April, 2000. It is renewable with one two-year option to extend the lease. The Company believes these facilities are adequate to meet its needs for at least the next 12 months.

     In January, 1998 the Company entered into an agreement to purchase a 14 acre plot of land located in San Jose, California for approximately $9.2 million. The Company plans to build its corporate headquarters on this site, scheduled for completion in the second quarter of 1999.

ITEM 3.  LEGAL PROCEEDINGS

     On January 3, 1996, Atmel sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

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

     On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel seeks a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company believes that the allegations in the Intel complaint are without merit and intends to vigorously defend itself against such action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

     The principal U.S. market for the Company's Common Stock is The Nasdaq Stock Market. The only class of the Company's common equity that is traded is the Company's Common Stock. The Company's Common Stock has traded on The Nasdaq Stock Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, mark-downs, or commissions. The closing sales price of the Company's Common Stock on December 31, 1997 (the last trading day in 1997) was $3.125.

1996:                                             High close     Low close
                                                  ----------     ---------
First Quarter: January 1 - March 31, 1996          $ 13 1/4       $  9 7/8
Second Quarter: April 1 - June 30, 1996              20 1/8         11 1/4
Third Quarter: July 1 - September 30, 1996           13 3/4          6 5/8
Fourth Quarter: October 1 - December 31, 1996         9 5/8          4 3/8

1997:
First Quarter: January 1 - March 31, 1997             5 1/4          3 1/4
Second Quarter: April 1 - June 30, 1997               4 1/8          2 3/4
Third Quarter: July 1 - September 30, 1997            8              3 1/4
Fourth Quarter: October 1 - December 31, 1997         6 5/8          3 1/8

Approximate Number of Equity Securityholders

     As of February 5, 1998, there were approximately 3,643 record holders of the Company's Common Stock.

Dividends

     The Company has never paid a cash dividend on its Common Stock and intends to continue to retain earnings, if any, to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Report. The statements of operations data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data at December 31, 1996 and 1997 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Report. The statements of operations data for the year ended December 31, 1993 and 1994 and the balance sheet data at December 31, 1993, 1994 and 1995 are derived from audited financial statements not included in this Report. The results of operations are not necessarily indicative of the results to be expected for future periods.


                                                                      YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                              1993           1994          1995           1996          1997
                                              ----           ----          ----           -----         -----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Product revenues                           $112         $3,355        $38,283        $90,638        $73,796
   License revenues                          4,079            730          1,245          2,652          1,526
                                           --------      ---------      ---------      ---------      ----------
      Net revenues                           4,191          4,085         39,528         93,290         75,322
                                           --------      ---------      ---------      ---------      ----------

Costs and expenses:
   Cost of revenues                            391          4,080         26,360         59,494         62,747
   Research and development                  2,393          2,722          4,058          6,948          8,744
   Sales and marketing                         217            599          2,455          5,292          6,587
   General and administrative                  751            910          1,464          3,370          9,479
                                           --------      ---------      ---------      ---------      ----------
                                             3,752          8,311         34,337         75,104         87,557
                                           --------      ---------      ---------      ---------      ----------
      Income (loss) from operations            439         (4,226)         5,191         18,186        (12,235)
Interest and other income, net                  61             77            517          1,763          2,146
Interest expense                               (32)          (309)          (273)             -              -
                                           --------      ---------      ---------      ---------      ----------
      Income (loss) before provision for
      (benefit from) income taxes              468         (4,458)         5,435         19,949        (10,089)
Provision for (benefit from) income taxes      307             51           (594)         7,598         (3,165)
                                           --------      ---------      ---------      ---------      ----------
      Net income (loss)                       $161        ($4,509)        $6,029        $12,351        ($6,924)
                                           --------      ---------      ---------      ---------      ----------
                                           --------      ---------      ---------      ---------      ----------
Net income (loss) per share (1) - basic      $0.02         ($0.59)         $0.70          $0.54         ($0.30)
                                           --------      ---------      ---------      ---------      ----------
                                           --------      ---------      ---------      ---------      ----------
Net income (loss) per share (1) - diluted    $0.01         ($0.59)         $0.32          $0.49         ($0.30)
                                           --------      ---------      ---------      ---------      ----------
                                           --------      ---------      ---------      ---------      ----------
Total assets                                $7,952         $7,749        $66,403        $80,914       $82,539
                                           --------      ---------      ---------      ---------      ----------
                                           --------      ---------      ---------      ---------      ----------
Long-term obligations                       $3,532         $3,571           $  -           $  -         $  -
                                           --------      ---------      ---------      ---------      ----------
                                           --------      ---------      ---------      ---------      ----------

(1)  As restated according to Statement of Financial Accounting Standard No.
128. See Note 1 of Notes to Consolidated Financial Statements describing the net income (loss) per share computation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Business, Risk Factors, and Legal Proceedings. All of the Company's products are currently manufactured through collaborative manufacturing relationships with two semiconductor manufacturers: Sanyo and TSMC. To date, the Company has obtained the majority of its wafers from Sanyo. The Company's orders from these manufacturers are based upon existing and forecasted customer demand. As demand for the Company's products has increased, the Company has been unable to obtain its desired allotment of wafers. The Company is in the process of transitioning production of its primary SuperFlash products to smaller geometries, thereby increasing the number of usable die per wafer that the Company receives from its manufacturers.

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

     Average selling prices have declined significantly over the past year and average selling prices of semiconductor products have generally declined over time and are expected to decline in the future, principally due to increased market competition. Specifically, industry overcapacity during 1997 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. If such activities can not be implemented in a timely manner to offset anticipated declines in average selling prices, losses may result and liquidity may be impacted.

     During 1997, the Company derived approximately 29% of its product revenues from sales to Taiwan-based PC manufacturers. The Company intends to diversify its customer base by increasing sales in other geographic areas and targeting additional high volume applications such as the cellular telephone, pager, modem, CD-ROM drive, hard disk drive, video game, electronic organizer and set-top box markets. The Company anticipates that as sales in Japan, the United States and Europe increase, overall days sales outstanding will increase. During 1995, 1996 and 1997 respectively, international sales accounted for approximately 85% or $33.8 million, 86% or $80.3 million, and 87% or $65.3 million of the Company's net revenues, respectively. The Company is in the process of increasing the scope of its international operations and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

     During 1997, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1997, the Company derived 82% of its sales revenue from the Far East. Economic problems in this region can have an adverse impact on the Company's total revenues and can negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments that are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business, which in turn may negatively impact their ability to adequately supply the Company. Finally, the economic situation may exacerbate the current decline in average selling prices for the Company's products if the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.

RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

NET REVENUES. Net revenues increased from $39.5 million in 1995 to $93.3 million in 1996 and decreased to $75.3 million in 1997, due to lower average selling prices in 1997 despite an increase in units shipped each year as compared to the prior year.

     The Company began recognizing product revenue in June 1993. Product revenues were $38.3 million in 1995, $90.6 million in 1996, and $73.8 million in 1997. The decrease from 1996 to 1997 was primarily the result of a decline in average selling prices due to industry overcapacity. Product revenue is typically recognized upon shipment to manufacturing customers. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold by the distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such revenues, related cost of revenues and related gross margin until the merchandise is sold by the distributors to the end user.

     The Company's ability to maintain or increase revenues will be highly dependent upon its ability to increase unit sales volumes and decrease manufacturing costs of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices. The Company's ability to increase its unit sales volumes depends on the capacity of its manufacturers' representatives and distributors to generate orders, increasing its wafer capacity allocation from current foundries, improving the yield of die per wafer from its foundries through reductions in the die size of the Company's products, adding additional foundries and implementing advanced process technologies. Industry overcapacity during 1997 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects that this price erosion may continue throughout 1998.

     License revenues were $1.2 million in 1995, $2.7 million in 1996, and $1.5 million in 1997. License revenues in 1995 included a one time payment of $1.0 million from Rockwell International Corporation and license revenues in 1996 included a one-time payment of $1.0 million from Seiko Epson. Most of the Company's technology licenses provide for the payment of upfront license fees and continuing royalties based on product sales. Revenue from license or other technology arrangements is recognized upon the shipment of the product or documentation if the remaining obligations are insignificant and collection of the resulting accounts receivable is probable. The Company anticipates that license revenues will fluctuate significantly in the future. Revenue from best efforts joint development contracts is recognized under the percentage of completion method. See Note 1 of Notes to Consolidated Financial Statements.

COST OF REVENUES. Gross margin was $13.2 million or 33% in 1995, $33.8 million or 36% of net revenues in 1996, and $12.6 million or 17% of net revenues in 1997. The fluctuations in gross margins between 1995 and 1997 were primarily due to a declines in average selling prices in 1997 which may continue throughout 1998. Year-to-year fluctuations in gross margin during 1995 through 1997 were not necessarily reflective of quarterly results during this period. Refer to
Item 8: Selected Consolidated Quarterly Data for a discussion of quarterly results.

GROSS MARGIN. Average selling prices of Flash memory products are subject to significant fluctuations due to periodic changes in supply and demand. Declining average selling prices will continue to adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix. Specifically, industry overcapacity during 1997 has resulted in higher than normal price declines in the markets to which the Company sell. This significant price erosion has unfavorably impacted the Company's revenues, gross margins and profitability for 1997.

OPERATING EXPENSES. Operating expenses (research and development, sales and marketing, and general and administrative expenses) as a percentage of product revenues were 20.1% ($8.0 million) in 1995, 17% ($15.6 million) in 1996, and 34%
($24.8 million) in 1997. The increase was due to hiring additional personnel and accruing legal fees for defending the Company's patents. While the amount of operating expenses as a percentage of product revenues from year to year is not necessarily indicative of future behavior of operating expenses as a percentage of product revenues, operating expenses are expected to increase in absolute dollar amount over time. The expected increase is due to the hiring of additional personnel and development of the Company's infrastructure.

RESEARCH AND DEVELOPMENT. Research and development expenses were $4.1 million or 10% of net revenues in 1995, $6.9 million or 7% or net revenues in 1996, and $8.7 million or 12% of net revenues in 1997. These year over year increases in the level of research and development expense were primarily due to the hiring of additional personnel, depreciation related to purchases of additional test equipment, and increased prototyping and product qualification costs associated with the Company's product and process development efforts.

SALES AND MARKETING. Sales and marketing expenses were $2.5 million or 6% of net revenues in 1995, $5.3 million or 6% of net revenues in 1996, and $6.6 million or 9% of net revenues in 1997. Sales and marketing expenses consist primarily of sales commissions to manufacturers' representatives, salaries of the Company's sales and marketing personnel and product literature. The significant increase in sales and marketing expenses from 1996 and 1997 was primarily due to the hiring additional sales personnel.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.5 million or 4% of net revenues in 1995, $3.4 million or 4% of net revenues in 1996, and $9.5 million or 13% of net revenues in 1997. These increases in the level of general and administrative expenses were primarily due to legal expenses associated with pending lawsuits. The Company anticipates that general and administrative expenses will continue to increase in absolute dollar amount. Additionally, it is reasonably possible that the Company may incur additional expenses in connection with the Atmel and Intel litigation.

INTEREST AND OTHER INCOME. Interest and other income was $517,000 or 1% of net revenues in 1995, $1.8 million or 2% of net revenues in 1996, and $2.1 million or 3% of net revenues in 1997. Interest income increased during 1995 through 1997 as working capital increased, particularly as a result of the investment of proceeds from the Company's initial public offering in late 1995.

INTEREST EXPENSE. Interest expense was $273,000 or 1% of net revenues in 1995. There was no interest expense in 1996 or 1997. The interest expense in 1995 was primarily due to borrowings against the Company's line of credit facility in order to finance equipment purchases and interest payments on corporate debt. All such long-term debt was repaid as of December 31, 1995.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's provision for (benefit from) income taxes was $(594,000) in 1995, $7.6 million in 1996, and $(3.2) million in 1997. The benefit in 1995 relates to the recording of a deferred tax asset by the Company during the fourth quarter which previously had been fully reserved by a valuation allowance. During 1996, the Company was fully subject to federal and state income taxes. The benefit in 1997 relates to the Company's loss position for that year and related future benefits. The minimum amount of future taxable income that would need to be generated to realize the deferred tax asset at December 31, 1997 is approximately $4.0 million. See Note 6 of Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 28), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. Basic net income (loss) per share was $0.70, $0.54 and ($0.30) for the years ended 1995, 1996 and 1997, respectively. Diluted net income (loss) per share was $0.32, $0.49 and ($0.30) for the years ended 1995, 1996 and 1997, respectively. Previously reported primary net income (loss) per share computed under the primary method prescribed by APB 15 was $0.30 and $0.49 in 1995 and 1996, respectively.

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

     Cash provided by operating activities was $8.2 million during 1995 and primarily resulted from net income of $6.0 million and increases in accounts payable and accrued expenses of $10.8 million offset by cash used for increases to accounts receivable of $6.9 million and increases to inventories of $2.7 million. Cash used in operating activities was $1.4 million during 1996 and primarily resulted from net income of $12.4 million and increases in accounts payable of $2.3 million being offset by inventory increases of $13.6 million and increases to accounts receivable and accounts receivable from related parties of $5.5 million. Cash provided by operations was $13.3 million during 1997 and primarily resulted from a decrease in accounts receivable and accounts receivable from related parties of $2.1 million, an increase in accounts payable of $8.5 million and an increase in accrued expenses of $2.8 million offset by a net loss of $6.9 million.

     During fiscal 1995, the Company had a line of credit of $4 million with Quantum Corporation. Total borrowings under this line of credit were $3.3 million at the end of the third quarter 1995. This loan was repaid in full in October 1995 and the facility was canceled. The Company issued Quantum Corporation a $1 million convertible debenture in December 1993 and another
$1 million convertible debenture in January 1994. The principal and accrued interest on the debentures were converted into approximately 740,000 shares of the Company's common stock immediately prior to the completion of the offering and were sold as a part of the offering. The Company had no long-term debt outstanding as of December 31, 1995, 1996 or 1997.

     The Company made capital expenditures of approximately $4.3 million, $10.7 million, and $2.8 million in 1995, 1996, and 1997, respectively. These expenditures were primarily for the purchase of test equipment, design and engineering tools, and computer equipment. During 1996 and 1997, the Company resold certain equipment to a subcontractor for proceeds of $1.3 million and $2.6 million, respectfully. Management estimates that gross expenditures for capital equipment will be approximately $13.4 million in 1998. The Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies.

     In January 1998 the Company entered into an agreement to purchase a 14 acre plot of land located in San Jose, California for $9.2 million. The Company plans to build its corporate headquarters on this site, scheduled for completion in 1999. The Company plans to pay cash for the land in April 1998, and to secure a revolving line of credit to help finance the construction of the corporate headquarters. The line of credit may be collateralized by either some or all of the Company's accounts receivable, capital assets, or cash accounts. The cost of construction for the planned 100,000 square foot building is estimated at $11.3 million.

     In July 1996 the Board of Directors authorized the purchase of up to 500,000 shares of the Company's Common Stock in the open market. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of approximately $723,000.

     In February 1997 the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June, 1997. Approximately 352,000 shares were repurchased under this authorization during the quarter ended June 30, 1997 for an aggregate purchase price of $1.4 million. Purchase prices ranged from $3.688 to $3.875 per share.

          In July 1997 the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The purchase program ended December 15, 1997. Approximately 233,500 shares were repurchased under this authorization during the period ended December 15, 1997 for an aggregate purchase price of $872,000. Purchase prices ranged from $3.615 to $3.781 per share.

     In January 1998 the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase plan is expected to continue until June 16, 1998, unless extended or shortened by the Board of Directors.

     In February 1998 the Company agreed to purchase technology from a product development partner for $1.8 million, payable upon the completion of certain product development milestones over the next eighteen months.

     As of December 31 1997, the Company's principal sources of liquidity included cash, cash equivalents, and short-term investments of approximately $47.2 million. The Company had no open lines of credit at December 31, 1997. However, the Company is expected to open a line to credit in the future to secure sufficient working capital to finance growth in operations and site construction activity, as noted above. The Company believes that the cash balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

     Specifically, industry overcapacity during 1997 has resulted in higher than expected price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. If such activities can not be implemented in a timely manner to offset anticipated declines in average selling prices, losses may result and liquidity may be impacted.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P., independent accountants, dated January 15, 1998, except for Note 9 as to which the date is March 4, 1998, are included in a separate section of this Report. See Index to Consolidated Financial Statements on Page 35.

SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA


                                                 YEAR ENDED DECEMBER 31, 1996         YEAR ENDED DECEMBER 31, 1997
                                          -------------------------------------  ---------------------------------------
                                           FIRST     SECOND    THIRD     FOURTH   FIRST     SECOND    THIRD     FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER  QUARTER   QUARTER   QUARTER    QUARTER
                                          -------   -------   -------   -------  -------   -------   --------   --------
Net revenues                              $23,023   $23,371   $23,405   $23,491  $17,092   $18,056   $20,015     $20,159
Gross margin                                9,871     9,330     9,066     5,529      559     3,182     4,585       4,249
Income (loss) from operations               6,275     5,564     5,502       845   (3,928)   (1,834)     (165)     (6,308)
Net income (loss)                           4,199     3,722     3,693       737   (2,519)   (1,019)      395      (3,781)
Net income (loss) per share - basic (1)     $0.18     $0.16     $0.16     $0.03   ($0.11)   ($0.04)    $0.02      ($0.16)
Net income (loss) per share - diluted (1)   $0.17     $0.15     $0.15     $0.03   ($0.11)   ($0.04)    $0.02      ($0.16)

(1)  As restated according to Statement of Financial Accounting Standard No.
128.  See Note 1 of Notes to Consolidated Financial Statements the net income
(loss) per share calculation.

NET REVENUES. The percentage increase in net revenues from quarter to quarter was virtually flat during 1996 as increased product shipment volumes were offset by declining average selling prices for the Company's products. Net revenues decreased from the fourth quarter of 1996 to the first quarter of 1997 due to a 17% decrease in units shipped from quarter to quarter as well as declining average selling prices. For each quarter after the first quarter of 1997, net revenues increased due to increasing volume of shipments.

GROSS MARGIN. Gross margin decreased as a percentage of net revenues and in absolute dollars from quarter to quarter of 1996, primarily due to a decline in average selling prices due to industry overcapacity. Gross margin dropped from 24% in the fourth quarter of 1996 to 3% in the first quarter of 1997 due to a $3.2 million charge to reduce the carrying value of inventory to its approximate replacement cost. For each successive quarter thereafter, changes in gross margin reflected declines in average selling prices outpacing per unit manufacturing cost reductions being implemented by the Company.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations generally decreased from quarter to quarter during the last three quarters of 1996 because declining average selling prices outpaced manufacturing cost reductions. Loss from operations decreased steadily during the first three quarters of 1997 due to increases in volume of shipments and slowing declines in average selling prices during the last two quarters of 1997. In addition, a $3.2 million charge in the first quarter of 1997 to reduce the carrying value of inventory to its approximate replacement cost and a charge of approximately $3 million in the fourth quarter of 1997 to accrue estimated costs to defend on-going legal actions, significantly reduced net income from operations for those respective quarters. Operating expenses as a percentage of revenue generally increased quarter to quarter, largely driven by increased personnel costs.

NET INCOME (LOSS). Net income (loss) generally decreased from quarter to quarter during 1996 due to declining gross margins and declining income from operations over this period. Net loss decreased steadily during the first two quarters of 1997 due to increases in volume of shipments and slowing declines in average selling prices. In addition, a $3.2 million charge in the first quarter of 1997 to reduce the carrying value of inventory to its approximate replacement cost and a charge of approximately $3 million in the fourth quarter of 1997 to accrue estimated costs to defend on-going legal actions, significantly reduced net income from operations for those respective quarters.

NET INCOME (LOSS) PER SHARE. Net income (loss) per share generally decreased from quarter to quarter during 1996 due to declining gross margins and declining income from operations over this period as well as the impact of providing for income taxes. Net income (loss) per share increased steadily during the first three quarters of 1997 due to increases in volume of shipments and slowing declines in average selling prices during the last two quarters of 1997. In addition, a $3.2 million charge in the first quarter of 1997 to reduce the carrying value of inventory to its approximate replacement cost and a charge of approximately $3 million in the fourth quarter of 1997 to accrue estimated costs to defend on-going legal actions, significantly reduced net income from operations for those respective quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names, ages and positions held with the Company of all executive officers and Directors of the Company as of February 28, 1998. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

     NAME                    AGE  POSITION
     ----                    ---  --------
Bing Yeh (1)(4)               47   President and Chief Executive Officer and Director

Thomas A. Freeze (5)          51   Chief Operating Officer and Executive Vice President

Isao Nojima                   54   Vice President, Advanced Development

Yaw-Wen Hu                    48   Vice President, Process Development
                                   and Wafer Manufacturing, and Director

David Sweetman                50   Vice President, Quality and Customer Support

Michael Briner                50   Vice President, Design Engineering
Derek Best                    47   Vice President, Sales and Marketing

     NAME                    AGE  PRINCIPAL OCCUPATION/POSITION HELD WITH THE COMPANY
     ----                    ---   --------------------------------------------------
Tsuyoshi Taira (1)(2)(3)      59   Director
Yasushi Chikagami (1)(2)(3)   59   Director
Ronald Chwang (1)(2)(3)       49   Director

(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Stock Option Committee
(4) Sole Member of Non-Officer Stock Option Committee
(5) Thomas A. Freeze is no longer with the Company as of March 1998.

     Bing Yeh, co-founder of the Company, has served as President, Chief Executive Officer and a director of the Company since its inception in 1989. Prior to founding the Company, Mr. Yeh served as a Senior Research and Development Manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer degree at Stanford University.
Mr. Yeh holds an M.S. and a B.S. in Physics from National Taiwan University.

     Thomas A. Freeze joined the Company as Chief Operating Officer and Executive Vice President in December 1996. Prior to joining the company, Mr. Freeze served as President of Exel Microelectronics from 1994 to 1996. From 1988 to 1994, he served as a Vice President of Cypress Semiconductor where he managed several operations including Technology Development, EPROMs, and Programmable Logic Products. Mr. Freeze holds a B.S.E.E. from Texas A & M University.

     Isao Nojima has served the Company as Vice President, Advanced Development since July, 1997. From March, 1993 to June, 1997 he served as Vice President, Memory Design and Product Engineering. From 1990 to 1993, Mr. Nojima served as Director of Design Engineering of Pioneer Semiconductor Corporation (Pericom), a manufacturer of semiconductors. From 1980 to 1990, he served as Design Manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a Senior Design Engineer for Intel Corporation. From 1969 to 1976, he was a Senior Researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and an M.S. in Electrical Engineering from Osaka University in Japan.

     Yaw Wen Hu, Ph.D., has served the Company as Vice President, Process Development and Wafer Manufacturing since July 1993 and became a director of the Company in September 1995. From 1990 to 1993, Dr. Hu served as Deputy General Manager of Technology Development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB Engineering Manager of Integrated Device Technology, Inc. From 1985 to 1988 he was the Director of Technology Development at Vitelic Corporation. From 1978 to 1985 he worked as a senior development engineer in Intel Corporation's Technology Development group. Mr. Hu holds a B.S. in Physics from National Taiwan University and an M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

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

     Michael Briner joined the Company as Vice President, Design Engineering in November 1997. From 1993 to 1997, he served as Vice President of Design Engineering for Micron Quantum Devices, Inc., a subsidiary of Micron Technology, Inc., chartered to develop and manufacture flash memory products. From 1986 through 1992, he served as Director of Design Engineering for the Nonvolatile Division of Advanced Micro Devices, Inc. In this position, he was instrumental in helping AMD become a major nonvolatile memory manufacturer. Mr. Briner holds a B.S. in Electrical Engineering from the University of Cincinnati.

     Derek Best joined the Company in June 1997 as Vice President of Sales and Marketing. Prior to joining the Company he worked for Micromodule Systems as Vice President Marketing and Sales World Wide from 1992 to 1996. From 1987 to 1992 he owned his own company, Mosaic Semiconductor. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

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

     Ronald Chwang, Ph.D. became a director of the Company in June 1997. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. Previously, Dr. Chwang was President and Chief Executive Officer of Acer America, a subsidiary of Acer Group, a worldwide computer, component and semiconductor manufacturer, from 1992 to 1997, and has been with Acer in various capacities since 1986. Dr. Chwang has previously held development and management positions at Intel Corporation and Bell Northern Research. Dr. Chwang holds a B.S. in Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

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

     To the Company's knowledge all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with in accordance with the Securities Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors, although they are reimbursed for certain travel-related expenses in connection with attendance at Board and Committee meetings.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain compensation awarded or paid by the Company during the fiscal years ended December 31, 1995, December 31, 1996 and December 31, 1997 to its President and Chief Executive Officer and the four other Named Executive Officers:


               SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                                    --------------------  -----------------------   ALL OTHER
                                                     SALARY       BONUS   SECURITIES UNDERLYING   COMPENSATION
   NAME AND PRINCIPAL POSITION                YEAR     ($)        ($)(4)      STOCK OPTIONS           ($) (3)
------------------------------------------    ----   -------     --------  --------------------   -------------
Bing Yeh
   President and Chief Executive Officer      1997   207,121       -----          -----               1,480
                                              1996   195,000      78,682          -----               2,592
                                              1995   128,690      40,824          -----               -----

Michael J. Praisner   (1)                     1997   138,877       -----          -----               -----
   Vice President, Finance and                1996   132,000      38,324          -----                 712
   Administration, Chief Financial Officer    1995    37,919       -----        200,000               -----
   and Secretary

Thomas A. Freeze (2)                          1997   161,051       -----        100,000       (5)       240
   Chief Operating Officer and Executive
   Vice President

Yaw-Wen Hu                                    1997   137,280       -----         25,640       (5)       280
   Vice President, Process                    1996   132,000      40,814          -----               1,792
   Development and Wafer Manufacturing        1995   115,121      18,281          2,800               -----

Isao Nojima                                   1997   141,353       -----         24,420       (5)     -----
   Vice President, Memory Design and          1996   135,000      41,851          -----               1,072
   Product Engineering                        1995   115,500      18,492          3,000               -----

(1) Michael J. Praisner, Vice President of Finance and Administration, Chief Financial Officer and Secretary left the Company in January 1998.

(2) Thomas A. Freeze, Chief Operating Officer and Executive Vice President, left the Company in March 1998.

(3) Other compensation for travel time, new hire referrals, amounts paid by the Company for supplemental term life insurance, etc.

(3)  Bonuses received pursuant to the Company's profit sharing plan.

(4) Stock option grant, net of impact of repriced stock options (see following table).

         Stock Option Grants Of Named Executive Officers In Last Fiscal Year

                                                                                             POTENTIAL REALIZABLE VALUE
                                           PERCENT OF                                          AT ASSUMED ANNUAL RATES
                                         TOTAL OPTIONS                                       OF STOCK PRICE APPRECIATION
                                           GRANTED TO     EXERCISE   MARKET                        FOR OPTION TERM
                     DATE     OPTIONS     EMPLOYEES IN      PRICE     PRICE   EXPIRATION    --------------------------------
    NAME           OF GRANT  GRANTED      FISCAL YEAR (1)   ($/Sh)    ($/Sh)      DATE         0%         5%         10%
    ----           --------  ----------   --------------   -------   -------  -----------   --------  --------     --------
Thomas A. Freeze    Jan-97    100,000         4.41%          $4.88     $4.88     1/31/06       -      $306,586     $776,949
Thomas A. Freeze    Apr-97    100,000         4.41%          $3.13     $3.13     4/30/06       -      $196,530     $498,045
Yaw-Wen Hu          Jan-97     25,640         1.13%          $4.88     $4.88     1/31/06       -       $78,609     $199,210
Yaw-Wen Hu          Apr-97     25,640         1.13%          $3.13     $3.13     4/30/06       -       $50,390     $127,699
Isao Nojima         Jan-97     24,420         1.08%          $4.88     $4.88     1/31/06       -       $74,868     $189,731
Isao Nojima         Apr-97     24,420         1.08%          $3.13     $3.13     4/30/06       -       $47,993     $121,622

(1) The Company granted 2,265,162 options to employees during the fiscal year. Of those options, 844,750 options granted in January were converted into repriced option grants in April as described below.

No grants to officers in 1996.

AGGREGATE OPTION EXERCISES OF NAMED EXECUTIVE OFFICERS IN LAST FISCAL YEAR AND FISCAL YEAR=END OPTION VALUES


                                                       NUMBER (#) OF SECURITIES      $ VALUE OF UNEXCERCISED
                                                        UNDERLYING UNEXCERCISED      IN-THE-MONEY OPTIONS AT
                      SHARES ACQUIRED  $  VALUE       OPTIONS AT DECEMBER 31, 1997       DECEMBER 31, 1997
NAME                    ON EXERCISE    REALIZED (1)    EXCERCISABLE/UNEXCERSABLE     EXCERCISABLE/UNEXCERSABLE(2)
----                    -----------    ------------    -------------------------     ----------------------------
Bing Yeh                    -             -                      -                             -
Michael J. Praisner         -             -                93,333/106,667              $198,333/$226,668
Isao Nojima              30,000       $  198,000           287,000/42,420               $853,675/$53,550
Yaw-Wen Hu               15,500       $  56,238            243,967/46,973               $725,662/$63,466
Thomas A. Freeze            -             -                 25,000/75,000                      -


(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price.

(2) Based on the closing price of the Company's Common Stock ($3.125) on December 31, 1997, the last trading day of the fiscal year, as reporting on the Nasdaq National Market, minus the exercise price of the option, multiplied by the number of shares underlying the option.

     As of February 28, 1998, options to purchase a total of 684,800 shares were outstanding and exercisable under the Equity Incentive Plan for purchase by beneficial owners and options to purchase a total of 23,500 shares were outstanding and exercisable under the Directors' Option Plan for purchase by beneficial owners. Options to purchase approximately 222,000 and 65,000 shares remained authorized and available for grant as of that date for the Equity Incentive Plan and the Directors' Options Plan, respectively.

    On April 23, 1997 the Board of Directors approved an offer to employees of the Company to reprice outstanding options granted prior to that date with an exercise price above $3.125 per share (the "1997 Repricing Program"). Under the 1997 Repricing Program, as of April 28, 1997, 844,750 option grants were converted into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Stock Market on such date). As consideration for the grant of repriced options, optionees are prohibited from exercising the repriced options for a period of three months following the initial vest date of such repriced options. The 1997 Repricing Program terminated on April 28, 1997. The following officers received repriced option grants pursuant to the 1997 Repricing Program:

                     STOCK OPTIONS REPRICED IN LAST FISCAL YEAR

                                                                                           Length of Original
                             Number of Securities     Market Price of Stock                Option Term Remaining
                               Underlying Options    at Time of Repricing  New Exercise   at Date of Repricing
Name                  Date   Repriced or Amended (#)    or Amendment ($)     Price ($)        or Amendment
----                  ----   -----------------------    ----------------     ---------    --------------------
Isao Nojima         4/28/97          24,420                4.875               3.125          117 months
Thomas A. Freeze    4/28/97         100,000                4.875               3.125          117 months
Yaw-Wen Hu          4/28/97          25,640                4.875               3.125          117 months
David Sweetman      4/28/97          25,640                4.875               3.125          117 months


                                     COMPENSATION PLANS

     On October 3, 1995 the Company adopted its Equity Incentive Plan, Employee Stock Purchase Plan and 1995 Non-Employee Directors' Stock Option Plan. The Employee Stock Purchase Plan was amended in January 1998 to increase the number of shares allowed to be purchased by the employees in each period. No other amendments to these plans were made in 1997 or are proposed for the Annual Meeting to be held July 17, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 28, 1998 by: (i) each director and each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table employed by the Company in that capacity on February 28, 1998; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                     BENEFICIAL OWNERSHIP (1)
                                               ------------------------------------
5% SHAREHOLDERS, DIRECTORS, AND OFFICERS       NUMBER OF SHARES    PERCENT OF TOTAL
----------------------------------------       ----------------    ----------------
Bing Yeh (2)                                       3,650,000            16.0%
     c/o Silicon Storage Technology, Inc.
     1171 Sonora Court
     Sunnyvale, CA 94086
Ching S. Jenq                                      1,980,000              8.7
     13030 Cumbra Vista Court
     Los Altos Hills, CA 94022
Su Hwa Tseng                                       1,570,000              6.2
     22, R&D Road 2
     Hsin-Chu Science Park
     Taiwan, R.O.C. 30077
Thomas A. Freeze (3)                                  35,419               *
Isao Nojima (4)                                      336,458              1.5
Yaw Wen Hu (5)                                       317,674              1.4
Tsuyoshi Taira (6)                                    15,227               *
Yasushi Chikagami (6)                                 15,227               *
Ronald Chwang (7)                                      5,575               *
All directors and executive officers as a group
(ten persons) (8)                                  4,525,580            19.9%

*    Represents beneficial ownership of less than 1%.

(1) This table is based upon information supplied by officers, directors and principal shareholders and schedules 13D and 13G filed with the Securities & Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, each of the shareholders named in this table above has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned. Percentage of beneficial ownership is based on 22,745,796 shares of the Company's Common Stock outstanding as of February 28, 1998 adjusted as required by rules promulgated by the Securities & Exchange Commission.

(2) Includes (i) 1,160,000 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees and (ii) 2,480,000 shares held by the Yeh 1995 Children's Trust U/T/A dated July 31, 1995 (the "Children's Trust") of which Su-Wen Y. Liu and Yeon-Hong Chan are trustees. Mr. Yeh disclaims beneficial ownership of the shares held by the Children's Trust. Also includes 10,000 shares purchased under an IRA account in the name of Bing Yeh.

(3) Includes 33,333 shares issuable subject to options exercisable on or before April 28, 1998.

(4) Includes 306,994 shares issuable subject to options exercisable on or before April 28, 1998.

(5)  Includes (i) 5,000 shares held by each of Mr. Hu's two minor children and
(ii) 266,370 shares issuable subject to options exercisable on or before April 28, 1997.

(6) Includes 15,227 shares issuable subject to options exercisable on or before April 28, 1998.

(7) Includes 5,575 shares issuable subject to options exercisable on or before April 28, 1998.

(8) Includes 752,726 shares subject to stock options held by directors and officers exercisable within 60 days of February 28, 1998. See footnotes (4),
(5), (6), (7), (8) and (9).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 31, 1996, the Company acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash. The president of the Japanese company is a shareholder of the Company. In 1996 and 1997 this customer accounted for 12.7% or approximately $11.8 million and 15.4% or approximately $11.6 million, respectfully, of net revenues of the Company. This was the only customer that accounted for more than 10% of the Company's net revenues in 1996 and 1997.

     In June, 1997 Dr. Ronald Chwang became a member of the Board of Directors. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. A related entity, Acer Corporation, is a customer of the Company. In 1997, this customer accounted for 6.0% or $4.5 million of net revenues.

     The Compensation Committee of the Board of Directors is composed of the following persons: Mr. Bing Yeh, Mr. Tsuyoshi Taira, Mr. Yasushi Chikagami and Dr. Ronald Chwang. Of these Directors, Mr. Yeh is also an officer of the Company.

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

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS. The index to the consolidated financial statements is found on page 35 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULE. Financial statement schedule Number II is included on page 33 of this Report.

(a)  3. EXHIBITS.  See Exhibit Index in part (c), below.

(b)  Reports on Form 8-K filed in the last quarter of the period and subsequent:
     Cautionary statement regarding lawsuit initiated by Intel Corporation against the Company filed on November 26, 1997.

(c)  INDEX TO EXHIBITS.

 EXHIBIT
  NUMBER             DESCRIPTION OF DOCUMENT
  ------             -----------------------
  3.2+    Bylaws of the Company.
  3.4+    Form of Restated Articles of Incorporation of the Company to be
          effective upon the closing of the offering, dated November 3, 1995.
  4.1+    Reference is made to Exhibits 3.2.
 10.1+    Equity Incentive Plan and related agreements.
 10.2+    1990 Stock Option Plan and related agreements.
 10.3+    Employee Stock Purchase Plan.
 10.4+    1995 Non-Employee Directors' Stock Option Plan.
 10.5+    Profit Sharing Plan.
 10.6+    Lease Agreement between the Company and Sonora Court Properties, dated
          March 15, 1993, as amended.
 10.7+    Lease Agreement between the Company and Coast Properties, dated May 4,
          1995, as amended.
10.8+     License Agreement between the Company and Winbond Electronics
          Corporation, dated July 30, 1990, as amended on September 14, 1990,
          August 27, 1992, December 15, 1992 and December 1, 1993.
 10.9+    License Agreement between the Company and Sanyo Electric Co., Ltd., dated April 7, 1993, as clarified by two letters each dated April 8,
          1993.
 10.10+   Manufacturing Agreement between the Company and Sanyo Electric Co.,
          Ltd., dated December 10, 1994.
10.11+    License and Technical Assistance Agreement between the Company and
          Rockwell International Corporation, Digital Communications Division,
          dated September 1993, as amended on March 29, 1995.
10.13++   Documents relating to investment in Japanese company.
10.14++   Lease Agreement between the Company and Aetna Life Insurance Company, dated March 5, 1996.
10.15++   License Agreement between the Company and Seiko Epson Corporation dated March 31, 1996.
10.16++   License Agreement between the Company and Taiwan Semiconductor
          Manufacturing Co., Ltd. dated March 31, 1996.
 23.1     Consent of Coopers & Lybrand L.L.P., Independent Accountants.  See
          page 34.
27.1      Financial Data Schedule
27.2      Financial Data Schedule
27.3      Financial Data Schedule

+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 and incorporated by reference herein.
++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 27th day of March, 1998.

                                   SILICON STORAGE TECHNOLOGY, INC.

                                   By:    /s/ BING YEH
                                        -------------------------------------
                                        Bing Yeh
                                        President and Chief Executive Officer
                                        (Principle Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                               DATE
    ---------                     -----                               -----
  /s/ BING YEH           President, Chief Executive              March 27, 1998
-------------------      Officer and Director (Principal
    Bing Yeh             Executive Officer and Principal
                         Financial and Accounting Officer)

  /S/ YAW WEN HU         Vice President, Process                 March 27, 1998
-------------------      Development and Wafer
     Yaw Wen Hu          Manufacturing and Director

/s/ TSUYOSHI TAIRA
-------------------      Director                                March 27, 1998
  Tsuyoshi Taira

/s/ RONALD CHWANG
-------------------      Director                                March 27, 1998
  Ronald Chwang

-------------------      Director
Yasushi Chikagami





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

TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005

LEGAL COUNSEL
Cooley Godward LLP
5 Palo Alto Square
3000 El Camino Real
Palo Alto, CA 94306-2155

INDEPENDENT ACCOUNTANTS
Coopers & Lybrand L.L.P.
Ten Almaden Blvd., Suite 1600
San Jose, CA 95113

     REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Our report on the consolidated financial statements of Silicon Storage Technology, Inc. and Subsidiary is included on page 36 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   COOPERS & LYBRAND L.L.P.

San Jose, California
January 15, 1998

SCHEDULE II

                           SILICON STORAGE TECHNOLOGY, INC.
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)




DESCRIPTION                                         BALANCE AT       CHARGED TO    WRITE-OFF     BALANCE AT
-----------                                        BEGINNING OF      COSTS AND     OF ACCOUNTS     END OF
                                                      PERIOD         EXPENSES        /OTHER       PERIOD
                                                   -------------     ---------     ----------    -----------
Year ended December 31, 1995
   Allowance for doubtful accounts..................  $   72         $   261       $      -      $    333
   Allowance for excess and obsolete inventories....  $  264         $   832       $      -      $  1,096
Year ended December 31, 1996
   Allowance for doubtful accounts..................  $  333         $    17       $      -      $    350
   Allowance for excess and obsolete inventories....  $1,096         $ 1,622       $      -      $  2,718
Year ended December 31, 1997
   Allowance for doubtful accounts..................  $  350         $   400       $     30      $    720
   Allowance for excess and obsolete inventories.... $ 2,718         $ 4,175       $  3,160      $  3,733

EXHIBIT 23.1


                   CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Silicon Storage Technology, Inc. on Form S-8 (File No. 0-26944) of our report dated January 15, 1998, except for Note 9 as to which the date is March 4, 1998, and of our report dated January 15, 1998, on our audits of the consolidated financial statements and financial statement schedule, respectively, of Silicon Storage Technology, Inc. as of December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996 and 1997, which reports are included in this Annual Report on Form 10-K.

                                   COOPERS & LYBRAND L.L.P.

San Jose, California
March 27, 1998

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        -----
 Report of Independent Accountants . . . . . . . . . . . . . . . . . . . 36
 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . 37
 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . 38
 Consolidated Statements of Shareholders' Equity (Deficit) . . . . . . . 39
 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . 40
 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 41

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Silicon Storage Technology, Inc. and Subsidiary

    We have audited the accompanying consolidated balance sheets of Silicon Storage Technology, Inc. and Subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Storage Technology, Inc. and Subsidiary as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   COOPERS & LYBRAND L.L.P.


San Jose, California
January 15, 1998,
except for Note 9 as to which
the date is March 4, 1998

                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                       ASSETS

                                                              December 31,
                                                          --------------------
                                                           1996         1997
                                                          -------      -------
Current assets:
   Cash and cash equivalents                              $10,280      $26,743
   Short-term investments                                  25,960       20,476
   Accounts receivable, net of allowance
    for doubtful accounts of $350 in 1996
    and $720 in 1997                                        9,802        8,318
   Accounts receivable from related parties                 3,124        2,124
   Inventories, net                                        14,495       11,909
   Current deferred tax asset                               3,589        3,716
   Other current assets                                     1,394        1,011
                                                          -------      -------
      Total current assets                                 68,644       74,297

Furniture, fixtures, and equipment, net                    11,274        7,224
Other assets                                                  996        1,018
                                                          -------      -------
         Total assets                                     $80,914      $82,539
                                                          -------      -------
                                                          -------      -------

                          LIABILITIES
Current liabilities:
   Trade accounts payable                                   4,075       18,957
   Account payable to related party                         6,412            0
   Accrued expenses                                         4,164        6,327
   Deferred revenue                                         1,404        1,300
                                                          -------      -------
      Total current liabilities                            16,055       26,584

   Other liabilities                                           71           66
                                                          -------      -------
      Total liabilities                                    16,126       26,650
                                                          -------      -------

                        SHAREHOLDERS' EQUITY

Common stock, no par value:
   Authorized: 45,000 shares
   Issued and outstanding: 23,225 shares (1996)
     and 23,107 shares (1997)                              54,312       53,356
Deferred stock compensation                                  (100)         (66)
Retained earnings                                          10,576        2,599
                                                          -------      -------
      Total shareholders' equity                           64,788       55,889
                                                          -------      -------
         Total liabilities and shareholders' equity       $80,914      $82,539
                                                          -------      -------
                                                          -------      -------


    The accompanying notes are an integral part of these consolidated financial statements.

                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)

                                                 Year ended December 31,
                                             ----------------------------------
                                               1995        1996         1997
                                               ----        ----         ----
Net revenues:
   Product revenues                           $38,283     $90,638      $73,796
   License revenues                             1,245       2,652        1,526
                                              -------     -------      -------
      Total net revenues                       39,528      93,290       75,322
                                              -------     -------      -------

 Costs and expenses:
   Cost of revenues                            26,360      59,494       62,747
   Research and development                     4,058       6,948        8,744
   Sales and marketing                          2,455       5,292        6,587
   General and administrative                   1,464       3,370        9,479
                                              -------     -------      -------
                                               34,337      75,104       87,557
                                              -------     -------      -------

      Income (loss) from operations             5,191      18,186      (12,235)

Interest income                                   517       1,648        2,146
Interest expense                                 (273)          -          -
Other income, net                                   -         115          -
                                              -------     -------      -------
      Income (loss) before provision
         for (benefit from) income taxes        5,435      19,949      (10,089)

Provision for (benefit from) income taxes        (594)      7,598       (3,165)
                                              -------     -------      -------

      Net income (loss)                        $6,029     $12,351      ($6,924)
                                              -------     -------      -------
                                              -------     -------      -------

Net income (loss) per share - basic             $0.70       $0.54       ($0.30)
                                              -------     -------      -------
                                              -------     -------      -------

Net income (loss) per share - diluted           $0.32       $0.49       ($0.30)
                                              -------     -------      -------
                                              -------     -------      -------

The accompanying notes are an integral part of these consolidated financial statements.

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                     STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    (in thousands)


                                                   Convertible                                          Retained
                                                 Preferred Stock         Common Stock                    Earnings/
                                                -----------------     ---------------   Deferred Stock (Accumulated
                                                 Shares    Amount     Shares    Amount   Compensation     Deficit)     Total
                                                --------  --------   -------   -------  --------------  ------------- --------
Balances, January 1, 1995                         3,488   $  5,259    6,465   $   162        $   -     $ (7,314)     $ (1,893)
   Issuance of shares of common stock
      upon initial public offering, net of
      offering costs of $1,062                        -          -    5,010    40,871            -            -        40,871
   Issuance of shares of common stock
   upon stock option and warrant exercise             -          -    1,101       151            -            -           151
   Issuance of shares of preferred stock          1,250      4,776        -         -            -            -         4,776
   Conversion of preferred stock in
      initial public offering                    (4,738)   (10,035)   9,475    10,035            -            -             -
   Conversion of debt and accrued
      interest to common stock                        -          -      740     2,220            -            -         2,220
   Deferred stock compensation                        -          -        -       151         (151)           -             -
   Amortization of deferred stock
      compensation                                    -          -        -         -           18            -            18
   Net income                                         -          -        -         -            -        6,029         6,029
                                                 ------   --------  -------   -------        -----     --------      --------
Balances, December 31, 1995                           -          -   22,791    53,590         (133)      (1,285)       52,172
   Repurchase of shares of common stock               -          -     (100)     (233)           -         (490)         (723)
   Issuance of shares of common stock under
      employees' stock purchase and option plans      -          -      534       263            -            -           263
   Tax benefit from exercise of stock options         -          -        -       692            -            -           692
   Amortization of deferred stock
      compensation                                    -          -        -         -           33            -            33
   Net income                                         -          -        -         -            -       12,351        12,351
                                                 ------   --------  -------   -------        -----     --------      --------

Balances, December 31, 1996                           -          -   23,225    54,312         (100)      10,576        64,788
   Repurchase of shares of common stock               -          -     (725)   (1,682)           -       (1,053)       (2,735)
   Issuance of shares of common stock under
      employees' stock purchase and option plans      -          -      607       599            -            -           599
   Tax benefit from exercise of stock options         -          -        -       127            -            -           127
   Amortization of deferred stock
      compensation                                    -          -        -         -           34            -            34
   Net loss                                           -          -        -         -            -       (6,924)       (6,924)
                                                 ------   --------  -------   -------        -----     --------      --------
Balances, December 31, 1997                           -   $      -   23,107   $53,356        $ (66)    $  2,599      $ 55,889
                                                 ------   --------  -------   -------        -----     --------      --------
                                                 ------   --------  -------   -------        -----     --------      --------

     The accompanying notes are an integral part of these consolidated financial statements.

                          SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)

                                                                    Year ended December 31,
                                                                  --------------------------
                                                                    1995      1996     1997
                                                                  -------   -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $6,029   $12,351  ($6,924)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                     1,837     3,431    4,206
   Provision for doubtful accounts receivable                         261        17      400
   Provision for excess and obsolete inventories                      832     1,622    4,175
   Amortization of deferred stock compensation                         18        33       34
   (Gain) loss on sale of equipment                                     -      (179)       7
   Deferred income taxes                                           (2,163)   (1,390)    (127)
   Changes in operating assets and liabilities:
      Accounts receivable                                          (6,937)   (2,339)   1,084
      Accounts receivable from related parties                          -    (3,124)   1,000
      Inventories                                                  (2,678)  (13,634)  (2,121)
      Other current and noncurrent assets                            (657)     (789)     361
      Trade accounts payable and accounts payable
        to related party                                            6,585     2,347    8,470
      Accrued expenses and other liabilities                        4,263       173    2,817
      Deferred revenue                                                837        67     (104)
                                                                  -------   -------  -------
         Net cash provided by (used in) operating activities        8,227    (1,414)  13,278
                                                                  -------   -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of furniture, fixtures and equipment                (4,290)  (10,659)  (2,777)
   Proceeds from sale of equipment                                      -     1,311    2,614
   Purchases of available-for-sale investments                    (22,026)  (36,375)(101,659)
   Sales and maturities of available-for-sale investments          11,013    21,428  107,143
   Other                                                               (6)     (943)       -
                                                                  -------   -------  -------
         Net cash provided by (used in) investing activities      (15,309)  (25,238)   5,321
                                                                  -------   -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares of preferred stock                            3,776         -        -
   Payments under corporate line of credit                         (2,924)        -        -
   Issuance of shares of common stock                              40,871       263      599
   Change in restricted cash balance                                  800         -        -
   Repayment of notes payable to bank                                (800)        -        -
   Repurchase of common stock                                           -      (723)  (2,735)
                                                                  -------   -------  -------
         Net cash provided by (used in) financing activities       41,723      (460)  (2,136)
                                                                  -------   -------  -------

            Net increase (decrease) in cash and cash equivalents   34,641   (27,112)  16,463
Cash and cash equivalents at beginning of period                    2,751    37,392   10,280
                                                                  -------   -------  -------
Cash and cash equivalents at end of period                        $37,392   $10,280  $26,743
                                                                  -------   -------  -------
                                                                  -------   -------  -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                             $176      $  -    $  -
Cash paid during the period for income taxes                           51     9,392       -
Notes payable converted into shares of Series C preferred stock     1,000         -       -
Deferred stock compensation                                           151         -       -
Conversion of convertible debentures and
   accrued interest to common stock                                 2,220         -       -
Conversion of preferred to common stock                            10,035         -       -
Exercise of warrant                                                    44         -       -
Tax benefit from exercise of stock options                              -       692      127


     The accompanying notes are an integral part of these consolidated financial statements.

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

RISKS AND UNCERTAINTIES:

     The Company's sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. Specifically, average selling prices declined during 1997. The Company currently buys all of its wafers, an integral component of its products, from a limited number of suppliers. Failure by these suppliers to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

     Most of the Company's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives accounted for 29% of the Company's product revenues during 1997. The loss of any of the manufacturers' representatives or any other significant manufacturers' representatives or distributors could have a material adverse effect on the Company's operating results.

During 1997, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1997, the Company derived 82% of its sales revenue from the Far East. Economic problems in this region can have an adverse impact on the Company's total revenues and can negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments that are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the economic situation may exacerbate the current decline in average selling prices for the Company's products if the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED:

RISKS AND UNCERTAINTIES, CONTINUED:

READINESS FOR YEAR 2000. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer ships, networks and telecommunications equipment and end products. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments, both domestically and globally, directly for accurate exchange of data and indirectly. The Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that is has fully identified such impact and that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

BASIS OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of intercompany balances and transactions.

FINANCIAL INSTRUMENTS:

     Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the dates of purchase, are classified as available for sale and are carried at cost which approximates fair value. Cash equivalents present insignificant risk of changes in value because of interest rate changes. The Company maintains substantially all of its cash balances with several major financial and/or brokerage institutions domiciled in the United States and has not experienced any material losses relating to these investment instruments.

     Short-term investments, which comprise state and municipal securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity. Gross unrealized holding gains and losses have not been material. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. As of December 31, 1997 and 1996, the fair value of the short-term investments approximated cost, and all such investments are scheduled to mature within one year.

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

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED:

FINANCIAL INSTRUMENTS, CONTINUED:

     The Company acquired a 14% interest in a privately held Japanese company in January, 1996 (see Note 7). It was not practicable to estimate the fair value of the investment in the issued untraded common stock of this company. The investment is carried at its original cost of $939,000 in the accompanying balance sheets.

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

FURNITURE, FIXTURES AND EQUIPMENT:

     Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years (Note 3).

LONG-LIVED ASSETS:

     Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets and goodwill related to those assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less then the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED:

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE:

     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997 and, accordingly, has restated all prior-period net income (loss) per share data presented. Pursuant to the requirements of SFAS 128, the Company has computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common shareholders, adjusted for convertible preferred dividends and after-tax interest expense on convertible debt, if any, by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

STOCK COMPENSATION:

     The Company accounts for stock-based compensation using the intrinsic value method. The Company calculates the fair value of stock-based compensation and discloses the pro forma impact of the value on net income (loss) and net income
(loss) per share in the footnotes to the financial statements.

RECLASSIFICATIONS:

     Certain amounts in the prior years' financial statements have been reclassified to conform to the 1997 presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders' equity (deficit), or net income.

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

2.    INVENTORIES (IN THOUSANDS):

                                  DECEMBER 31,
                            -----------------------
                              1996           1997
                            -------         -------
     Raw materials          $     3         $   118
     Work in process          9,555           9,249
     Finished goods           4,937           2,542
                            -------         -------
                            $14,495         $11,909
                            -------         -------
                            -------         -------


FURNITURE, FIXTURES AND EQUIPMENT, NET (IN THOUSANDS):

                                     DECEMBER 31,
                               ------------------------     ESTIMATED
                                   1996          1997       USEFUL LIVES
                               ---------      ---------     ------------
Equipment                      $  12,549      $  11,606     Four years
Design hardware                    3,450          2,273     Three years
Software                           1,095          1,755     Four years
Furniture and fixtures               605            714     Seven years
                               ---------      ---------
                                  17,699         16,348
Less accumulated depreciation      6,425          9,124
                               ---------      ---------
                               $  11,274      $   7,224
                               ---------      ---------

     Depreciation expense was $1,837,000, $3,431,000, and $4,206,000 for 1995,
1996, and 1997, respectively.

4.    COMMITMENTS AND CONTINGENCIES:

     The Company leases its corporate facilities under noncancelable operating leases that expire in 1998 and 2000. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $212,000, $449,000, and $421,000 in 1995, 1996, and 1997, respectively.

Future minimum rental payments at December 31, 1997 are as follows (IN
THOUSANDS):

1998                   $  361
1999                      249
2000                       63
2001                        -
                       ------
                       $  673
                       ------
                       ------

     On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Regarding each of these five patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company has intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. There can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation.

     On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. There is no trial date pending in the District Court action at this time.

     On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel seeks a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company believes that the allegations in the Intel complaint are without merit and intends to vigorously defend itself against such action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

     While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations, or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

5.    SHAREHOLDERS' EQUITY:

 AUTHORIZED CAPITAL SHARES:

     In connection with the closing of the offering described in Note 1, all of the Company's convertible preferred stock outstanding converted into an aggregate of 9,475,000 common shares. In November 1995, the Company's shareholders amended and restated the Articles of Incorporation. The Company's authorized capital shares consist of 45,000,000 shares of common stock and 7,000,000 shares of preferred stock. None of the preferred stock has been designated or is outstanding. All of the Company's capital shares have no par value.

NET INCOME (LOSS) PER SHARE:

     A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows:

                                                1995       1996       1997
                                               ------     -------   -------
Numerator - Basic:
   Net income (loss)                           $6,029     $12,351   ($6,924)
                                               ------     -------   -------
                                               ------     -------   -------
Denominator - Basic:
   Weighted average common stock outstanding    8,633      22,972    23,166
                                               ------     -------   -------
                                               ------     -------   -------

Basic net income (loss) per share               $0.70       $0.54    ($0.30)
                                               ------     -------   -------
                                               ------     -------   -------


Numerator - Diluted:
   Net income (loss)                           $6,029     $12,351   ($6,924)
                                               ------     -------   -------
                                               ------     -------   -------
Denominator - Diluted:
   Weighted average common stock outstanding    8,633      22,972    23,166
   Dilutive potential of common stock:
   Options and warrants                         2,503       2,142         -
   Preferred stock                              7,638           -         -
                                               ------     -------   -------
                                               18,774      25,114    23,166
                                               ------     -------   -------
                                               ------     -------   -------

Diluted net income (loss) per share             $0.32       $0.49    ($0.30)
                                               ------     -------   -------
                                               ------     -------   -------

     Stock options to purchase 2,886,000 shares of common stock were outstanding in 1997, but were not included in the computation of diluted loss per share because the Company has a net loss in 1997.

     Stock options to purchase shares 45,966 of common stock were outstanding in 1996, but were not included in the computation of diluted net income per share, because the exercise price was greater than the average market value of the common shares.

     Stock options to purchase 164,000 shares of common stock were outstanding in 1995, but were not included in the computation of diluted net income per share, because the exercise price was greater than the average market value of the common shares.

REPURCHASE OF COMMON STOCK:

     In July 1996 the Board of Directors authorized the purchase of up to 500,000 shares of the Company's stock in the open market. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of approximately $723,000.

     In February 1997 the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June, 1997. Approximately 491,500 shares were repurchased under this authorization during the quarter ended June 30, 1997 for an aggregate purchase price of $1,863,000 at prices ranging from $3.688 to $3.875 per share.

          In July 1997 the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The purchase program ended December 15, 1997. Approximately 233,500 shares were repurchased under this authorization during the period ended December 15, 1997 for an aggregate purchase price of $872,000 at prices ranging from $3.615 to $3.781 per share.

EQUITY INCENTIVE PLAN:

     In 1990, the Company adopted a combined incentive and supplemental stock option plan (the Option Plan) under which the Board of Directors could issue options to purchase up to 4,000,000 shares of common stock to employees and directors of and consultants to the Company and its affiliates. In November 1995, the Company amended the Option Plan, restated it as the Equity Incentive Plan and reserved an additional 2,000,000 shares of common stock for issuance under the plan.

     Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally vest over periods ranging from four to five years from the date of grant. The term of any options issued under either plan may not exceed ten years from the date of grant. At December 31, 1995 options to purchase approximately 636,000 shares of common stock were exercisable at a weighted average exercise price of $0.17. At December 31, 1996, options to purchase approximately 967,000 shares of common stock were
exercisable at a weighted average exercise price of $0.34.   At December 31,
1997, options to purchase approximately 1,132,000 shares of common stock were exercisable at a weighted average exercise price of $0.67. Activity under the plans is as follows: (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                      AVAILABLE               OPTIONS OUTSTANDING                 WEIGHTED
                                         FOR         -------------------------------------        AVERAGE
                                        GRANT          SHARES     PRICE PER SHARE   AMOUNT    EXERCISE PRICE
                                     ----------      ---------    ---------------  -------    --------------
Balances, January 1, 1995                 980          2,555       $0.075-$0.20       $391         $0.15
     Granted                           (1,241)         1,241       $0.20-$16.50      2,005         $1.62
     Exercised                              -         (1,057)      $0.075-$0.20       (151)        $0.14
     Terminated                           132           (132)       $0.15-$0.20        (24)        $0.18
     Authorized                         2,000              -                  -          -              -
                                       ------         ------                        ------
Balances, December 31, 1995             1,871          2,607      $0.075-$16.50      2,221         $0.85
     Granted                             (541)           541      $6.875-$15.25      4,987         $9.22
     Exercised                              -           (509)      $0.075-$2.50       (106)        $0.21
     Terminated                           366           (366)      $0.15-$16.50     (3,695)       $10.10
                                       ------         ------                        ------
Balances, December 31, 1996             1,696          2,273        $0.15-$9.50      3,407         $1.50
     Granted                           (2,228)         2,228       $3.125-$6.00      8,422         $3.78
     Exercised                              -           (493)      $0.15-$3.125       (167)        $0.34
     Terminated                         1,207         (1,207)       $0.15-$9.50     (5,719)        $4.74
                                       ------         ------                        ------
Balances, December 31, 1997               675          2,801        $0.15-$6.00     $5,943         $2.12
                                       ------         ------                        ------

     The Company has recorded for financial statement purposes a deferred charge of $151,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 66,000 shares subject to common stock options granted prior to September 30, 1995. The deemed fair value for 566,400 and 252,000 shares of the Company's common stock granted on April 6, 1995 and August 31, 1995, respectively, at an exercise price of $0.25 and $1.00, respectively, was determined to be $0.30 and $1.10, respectively. For grants on other dates, during 1995, the Company determined the deemed fair value based upon the Company's operating results and certain key events compared to the deemed fair value as determined on April 6 and August 31, 1995. The deferred stock compensation is being amortized to expense over the period during which the options become exercisable, generally four to five years.

     On September 11, 1996, the Board of Directors authorized employees the right to convert certain outstanding stock options into option grants with an exercise price of $7.125 per share (the fair market value as of the date of the Board's authorization). The converted option grants vest on a date that is six months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 276,500 stock options were terminated at exercise prices ranging from $9.00 to $16.50, and new options were issued pursuant to this program.

     On April 23, 1997 the Board of Directors approved an offer to employees of the Company to reprice outstanding options granted prior to that date with an exercise price above $3.125 per share (the "1997 Repricing Program"). Under the 1997 Repricing Program, as of April 28, 1997, 844,750 option grants were converted into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Stock Market on such date). As consideration for the grant of repriced options, optionees are prohibited from exercising the repriced options for a period of three months following the initial vest date of such repriced options. The 1997 Repricing Program terminated on April 28, 1997.

DIRECTORS' OPTION PLAN:

     In October 1995, the Company adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which became effective upon the effective date of the Company's initial public offering. The Directors' Plan provided for the automatic grant of options to purchase 24,000 shares of the Company's common stock to non-employee directors of the Company upon the initial public offering. It also provides for automatic grants upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 6,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted must equal or exceed the fair market value of the Company's common stock on the date of grant. The options expire ten years after the date of grant. The Company has reserved 150,000 shares of its common stock for issuance under the Directors' Plan. During 1995, 72,000 such options were granted to outside directors at an exercise price of $9.00 per share and were outstanding at December 31, 1995. As of December 31, 1995, none of these options were exercisable. During 1996, no options were granted and 24,000 options were terminated. At December 31, 1996, 48,000 options remained outstanding, of which 12,000 were exercisable at a weighted-average exercise price of $9.00 per share. During 1997, 37,000 options were granted and no options terminated. At December 31, 1997, 85,000 options remained outstanding, of which 29,000 were exercisable at a weighted-average exercise price of $6.52 per share.

EMPLOYEE STOCK PURCHASE PLAN:

     In October 1995, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") which became effective upon the effective date of the Company's initial public offering. A total of 850,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company's common stock on the date of the option grant by withholding up to 10 percent of their annual base earnings. In August 1997, the Company sold approximately 60,000 shares to employees for net proceeds of approximately $226,000. Compensation cost which would be recognized under SFAS 123 for the fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1997: dividend yield of 0 percent; expected life of 1/2 year; expected volatility of 92%; and risk-free interest rate of 5.7%. The valuation per share of rights to purchase stock under the Purchase Plan for these periods was $1.205 per share, for a total valuation of approximately $65,000.

     For the following Purchase Plan period, from August, 1997 through January, 1998, the same model and assumptions were used. Estimated contributions during this period were $178,000. The valuation per share of rights to purchase stock under the Purchase Plan for this period was estimated at $1.205 per share for a total valuation of approximately $51,000.

STOCK COMPENSATION:

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Equity Incentive Plan, the Directors' Option Plan or the Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below (IN THOUSANDS):

                                                    1995            1996           1997
                                                  -------        ---------      ---------
Pro forma net income (loss)                       $ 5,956        $  11,440      $ (8,857)
Pro forma net income (loss) per share - basic     $  0.69        $    0.50      $  (0.38)
Pro forma net income (loss) per share- diluted    $  0.32        $    0.46      $  (0.38)

The weighted average fair value of options granted during 1997 and 1996 was $3.14 and $0.41, respectively, per share. For options granted during 1995, the weighted average exercise price and weighted average fair value for options granted when the fair market value exceeded the grant price were $0.46 and $0.09, respectively, and the weighted average exercise price and weighted average fair value for options granted when the fair market value equaled the grant price were $5.42 and $2.17, respectively.

     The Company made option grants prior to 1995, the effective disclosure date of SFAS 123. Therefore the pro forma disclosures may not be representative of the effects on reported net income (loss) or net income (loss) per share for future years.

     The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                      1995           1996           1997
                                      ----           ----           ----
     Risk-free interest rate       5.8 - 6.9%     5.2 - 6.0%     5.5 - 6.9%
     Expected term of option       2 years        2 years        2 years
     Expected volatility           0%             92%            92%
     Expected dividend yield       $ -            $ -            $ -

     Option grants are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

     The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Option Plan at December 31, 1997 are as follows:

                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    --------------------------------------------------   -------------------------------
                                     WEIGHTED-AVERAGE
    RANGE OF             NUMBER          REMAINING     WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES       OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
---------------     ---------------- ----------------  ----------------   -----------   -----------------
$0.15 - $0.20            827,000           8.14              $0.16           729,000         $0.16
$0.25 - $2.50            456,000           7.52              $0.65           247,000         $0.59
$3.125 - $3.125        1,269,000          11.22              $3.13           152,000         $3.13
$3.25 - $9.00            334,000          12.35              $5.62            33,000         $7.71
                       ---------                                           ---------
$0.15 - $9.00          2,886,000           9.89              $2.17         1,161,000         $0.85
                       ---------                                           ---------


6.    INCOME TAXES:

     The components of the provision for (benefit from) income taxes reflected in the statements of operations are as follows (IN THOUSANDS):

                                   DECEMBER 31,
                       --------------------------------------
                          1995         1996           1997
                       --------      --------      ----------
Current:
     Federal           $  1,136      $  7,464      $  (2,693)
     State                  500         1,349           (471)
     Foreign                  -           175            126
                       --------      --------      ---------
                          1,636         8,988         (3,038)
                       --------      --------      ---------
Deferred:
     Federal             (1,904)       (1,258)           240
     State                 (326)         (132)          (367)
                       --------      --------      ---------
                         (2,230)       (1,390)          (127)
                       --------      --------      ---------
                        $  (594)     $  7,598      $  (3,165)
                       --------      --------      ---------
                       --------      --------      ---------

     Substantially all of the Company's revenue is taxable in the United States. The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                  1995         1996      1997
                                                  -----       -----     ------
United States statutory rate                       34.0%       34.0%    (34.0)%
State taxes, net of federal benefit                 6.1         6.1      (3.0)
Foreign taxes, net                                    -           -       1.0
Utilization of operating loss carryforwards       (30.9)          -         -
Utilization of tax credit carryforwards            (8.0)          -         -
Change in valuation allowance                     (16.2)          -         -
Other                                               4.1        (2.0)      4.6
                                                  -----       -----     -----
                                                  (10.9)%      38.1%    (31.4)%
                                                  -----       -----     -----
                                                  -----       -----     -----

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows (IN THOUSANDS):

                                                     DECEMBER 31,
                                                -------------------
                                                  1996        1997
                                                --------    --------
Capitalization of research and development
   and purchased software costs                 $   258     $   176
State taxes                                         273        -
Accrued expenses and allowances                   3,149       3,522
Depreciation                                       (227)       (463)
Other                                               167         512
                                                -------     -------
Net deferred tax asset                          $ 3,620     $ 3,747
                                                -------     -------
                                                -------     -------

     Management has determined that no valuation allowance is required because, although realization is not assured, the Company has sufficient taxable income in carryback years to absorb a portion of the items deductible in the future for federal tax purposes and anticipates that its estimated future taxable income will allow the deferred tax asset for state tax purposes and the remainder of the deferred tax asset for federal purposes to be fully realized in future years. The amount of the deferred tax asset that is realizable could be reduced in the near term if actual results differ significantly from estimates of future taxable income.

7.    BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company currently operates in one industry segment, the nonvolatile memory class of the semiconductor memory market, for financial reporting purposes. The Company's export product and license revenues are all denominated in U.S. dollars and are summarized as follows (IN THOUSANDS):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1995         1996     1997
                                                -------     -------  --------
Taiwan                                          $24,289     $36,597  $21,763
Japan                                             3,303      18,438   18,142
Hong Kong                                         3,281       8,701   11,832
Singapore                                           143       5,552    7,185
Other                                             2,749      10,990    7,897
                                                -------     -------  -------
                                                $33,765     $80,278  $66,819
                                                -------     -------  -------


     No customer accounted for more than 10% of net revenues in 1995.

     On January 31, 1996, the Company acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash, which interest is carried at cost in the other noncurrent assets category in the accompanying balance sheet. The president of the Japanese company is a shareholder of the Company. In 1996 and 1997 this customer accounted for 12.7% and 15.4%, respectively or approximately $11,823,000 and $11,598,000, respectively of net revenues. This customer was the only customer that accounted for more than 10% of net revenues in 1996 and 1997.

     Until August 1996, one member of the Board of Directors was the Chairman of a subsidiary of Sanyo Electric Company, Ltd. ("Sanyo"). The Company purchased $15,533,000 and $40,013,000 of raw materials from Sanyo in 1995 and 1996, respectively.

     In June 1997 Dr. Ronald Chwang became a member of the Board of Directors. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. A related entity, Acer Corporation, is a customer of the Company. In 1997, this customer accounted for 6.0% or $4.5 million of net revenues.

8.    EMPLOYEE BENEFIT PLANS:

PROFIT SHARING PLAN:

     In April 1995, the Board adopted the Profit Sharing Plan under which employees may collectively earn up to 10% of the Company's operating profit, provided that both net earnings before interest income (expense), net and provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is product revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. The Company plans to pay profit sharing sums, when available, to employees twice a year. For the years ended December 31, 1995 and 1996, the Company expensed approximately $560,000 and
$1,785,000, respectively, under this plan.   No profit sharing was paid in 1997.

401(K) PLAN:

     In 1995, the Company adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions on behalf of employees. All employee contributions are 100% vested. No employer contributions were made in 1995, 1996, or 1997.

9.   SUBSEQUENT EVENTS:

     In January 1998, the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase plan is expected to continue until June, 1998, unless extended or shortened by the Board of Directors.

     In January 1998, the Company entered into an agreement to purchase a 14 acre plot of land located in San Jose, California for $9.2 million in cash including closing costs. The Company plans to build its corporate headquarters on this site, scheduled for completion in 1999.

     In March 1998, the Company signed options to renew two noncancelable building leases for an additional five years. Future minimum rental payments increased by the following amounts as follows:

1998                     $  360
1999                        651
2000                        677
2001                        704
2002 and thereafter       1,041
                         ------
                         $3,433
                         ------
                         ------