Form 10-Q
period 1998-03-31
SILICON STORAGE TECHNOLOGY INC
filed 1998-04-29
CIK 855906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                  -----------------

                                     FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934.     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

                                  -----------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___.

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, March 31,1998: 22,831,462. Total number of pages in document: 15. Index to Exhibits is on page 14.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SILICON STORAGE TECHNOLOGY, INC.

                      FORM 10-Q: QUARTER ENDED MARCH 31, 1998

                                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements:
               Condensed Consolidated Statements of Operations............  3
               Condensed Consolidated Balance Sheets......................  4
               Condensed Consolidated Statements of Cash Flows............  5
               Notes to Condensed Consolidated Financial Statements.......  6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  9


PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings ......................................... 13

     Item 6.   Exhibits and Reports on Form 8-K........................... 14

                                    PART I
                                    ------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1997              1998
                                                   ---------          ---------
                                                            (unaudited)
Revenues:
  Product                                            $16,854            $15,754
  License                                                238                611
                                                   ---------          ---------
     Net revenues                                     17,092             16,365
                                                   ---------          ---------

Costs and expenses:
  Cost of revenues                                    16,533             14,390
  Research and development                             1,978              3,055
  Sales and marketing                                  1,265              1,619
  General and administrative                           1,244              1,167
                                                   ---------          ---------
                                                      21,020             20,231
                                                   ---------          ---------

     Income (loss) from operations                    (3,928)            (3,866)

Interest and other income (expense), net                 365                541
                                                   ---------          ---------
     Income (loss) before provision
       for (benefit from) income taxes                (3,563)            (3,325)

Provision for (benefit from) income taxes             (1,044)            (1,000)
                                                   ---------          ---------

     Net income (loss)                               ($2,519)           ($2,325)
                                                   ---------          ---------
                                                   ---------          ---------

Net income (loss) per share - basic and diluted       ($0.11)            ($0.10)
                                                   ---------          ---------
                                                   ---------          ---------

Shares used in per share calculations                 23,269             22,960
                                                   ---------          ---------
                                                   ---------          ---------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


               ASSETS
                                                  December 31,       March 31,
                                                     1997              1998
                                                  ------------      -----------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                            $26,743           $3,163
  Short-term investments                                20,476           24,570
  Accounts receivable, net                               8,318            8,270
  Accounts receivable from related parties               2,124            3,032
  Inventories                                           11,909           19,410
  Current deferred tax asset                             3,716            4,279
  Other current assets                                   1,011              645
                                                  ------------      -----------
     Total current assets                               74,297           63,369

Furniture, fixtures, and equipment, net                  7,224            7,117
Other assets                                             1,018            1,487
                                                  ------------      -----------
     Total assets                                      $82,539          $71,973
                                                  ------------      -----------
                                                  ------------      -----------

               LIABILITIES

Trade accounts payable                                  18,957           12,661
Accrued expenses and other liabilities                   6,393            5,026
Deferred revenue                                         1,300            1,706
                                                  ------------      -----------
     Total liabilities                                  26,650           19,393
                                                  ------------      -----------

          SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation            53,290           52,856
Retained earnings                                        2,599             (276)
                                                  ------------      -----------
  Total shareholders' equity                            55,889           52,580
                                                  ------------      -----------
     Total liabilities and shareholders' equity        $82,539          $71,973
                                                  ------------      -----------
                                                  ------------      -----------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1997              1998
                                                   ---------          ---------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  ($2,519)           ($2,325)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
     operating activities:
  Depreciation                                         1,132              1,000
  Provision for doubtful accounts receivable             200                250
  Provision for excess and obsolete inventories        2,063              2,521
  Deferred income taxes                                    0               (563)
  Changes in operating assets and liabilities:
     Accounts receivable                              (1,640)              (202)
     Accounts receivable from related parties          1,511               (908)
     Inventories                                        (250)           (10,022)
     Other current and noncurrent assets                 401                397
     Trade accounts payable                            5,327             (6,296)
     Accrued expenses and other liabilities           (2,030)            (1,017)
     Deferred revenue                                   (235)               406
                                                   ---------          ---------
       Net cash provided by (used in) operating
       activities                                      3,960            (16,759)
                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of furniture, fixtures and equipment      (441)              (893)
  Proceeds from sale of equipment                      1,537                  0
  Purchases of available-for-sale investments         (5,426)           (23,328)
  Sales and maturities of available-for-sale
     investments                                       4,847             19,234
  Other                                                   (5)              (500)
                                                   ---------          ---------
       Net cash provided by (used in)
       investing activities                              512             (5,487)
                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares of common stock                     221                250
  Repurchase of common stock                            (507)            (1,584)
                                                   ---------          ---------
       Net cash provided by (used in)
       financing activities                             (286)            (1,334)
                                                   ---------          ---------
         Net increase (decrease) in cash and
         cash equivalents                              4,186            (23,580)
Cash and cash equivalents at beginning of period      24,755             26,743
                                                   ---------          ---------
Cash and cash equivalents at end of period           $28,941             $3,163
                                                   ---------          ---------
                                                   ---------          ---------



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                          SILICON STORAGE TECHNOLOGY, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1997 and 1998. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income", which specifies the computation, presentation and disclosure requirements for comprehensive income. The Company implemented SFAS 130 during the first quarter of 1998. There was no impact on the Company's financial position, results of operations or cash flows as comprehensive income and net income are the same.

2. COMPUTATION OF NET INCOME (LOSS) PER SHARE

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

A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows:

                                                        March 31,     March 31,
                                                          1997          1998
                                                       ----------     ---------
Numerator - Basic and Diluted:
  Net income (loss)                                     ($2,519)       ($2,325)
                                                        -------        -------
                                                        -------        -------
Denominator - Basic and Diluted:
  Weighted average common stock outstanding              23,269         22,960
                                                        -------        -------
                                                        -------        -------

Net income (loss) per share - Basic and Diluted          ($0.11)        ($0.10)
                                                        -------        -------
                                                        -------        -------

Stock options to purchase 1,720,000 and 1,132,000 shares of common stock were outstanding as of March 31, 1997 and March 31, 1998, respectively, but were not included in the computation of diluted loss per share because the Company had net losses for the three months ended March 31, 1997 and March 31, 1998.

3. INVENTORIES (IN THOUSANDS):

                                      December 31,   March 31,
                                          1997         1998
                                      ------------   ---------
Raw materials                                $ 118     $     0
Work in process                              9,249      13,353
Finished goods                               2,542       6,057
                                      ------------   ---------
                                           $11,909     $19,410
                                      ------------   ---------
                                      ------------   ---------

Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $3.2 million to reduce the carrying value of inventories to replacement cost.

4. CONTINGENCIES

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel.
Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation.
Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter.

On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. On September 22, 1997 the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action. On November 24, 1997 and January 20, 1998 the District Court denied the Company's motions for summary judgement of invalidity for two of the patents. On January 6, 1998 the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. The ITC has 45 days to order a review of all or part of that determination. Atmel has requested such a review, and the Company has opposed such a review. Trial in the District Court action is currently scheduled for November 16, 1998.

On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel seeks a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company has moved that the Delaware action be dismissed for lack of jurisdiction or in the alternative be transferred to California. The District Court has yet to rule on this motion. The Company believes that the allegations in the Intel complaint are without merit and intends to vigorously defend itself against such action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint, the Intel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations, or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

5. STOCK REPURCHASE PROGRAM

In January 1998, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program is expected to continue until June 1998, unless extended or shortened by the Board of Directors. Approximately 449,000 shares were repurchased under this program during the three months ended March 31, 1998 for an aggregate purchase price of $1.6 million. Purchase prices ranged from $3.19 to $3.78 per share.

6. READINESS FOR YEAR 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause the Company's actual results to differ materially from expected results include: changes in average selling prices, competitive pricing pressures, competitive terms extended to customers, economic changes in the Far East, the availability, deliverability and cost of raw materials, such as wafers or die, from the Company's suppliers, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash-Registered Trademark- technology, changes in the channels through which the Company's products are distributed, foreign currency fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Operating results could also be adversely affected by general economic conditions and a downturn in the market for consumer products which incorporate the Company's products, such as personal computers and cellular telephones. All of these factors, and other factors, are difficult to forecast and can materially affect the Company's quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in the Company's stock price. Please also refer to the Company's Form 10-K for the year ended December 31, 1997 in the Risk Factors section for a discussion of such risk factors.

GENERAL

Silicon Storage Technology, Inc. ("SST" or the "Company") is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. Consumer products currently sold with the Company's products include, but are not necessarily limited to, personal computers, CD-ROM, DVD and hard disk drives, video games, modems, and set-top boxes. The Company's product revenues have been derived from four product families: the 512Kbit, 1Mbit, 2Mbit and 4Mbit flash memory devices. The Company is developing higher density flash memory products to address emerging markets such as digital cameras, voice recorders, memory cards, networking systems, digital cellular phones, telecommunications and
printer font storage.   The Company is also developing flash embedded
controller products to address the emerging application of in-system programmable (ISP) embedded controllers and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications.

During the first quarter of 1998, the Company derived approximately 27%, 25% and 20% of its product revenues from sales to Taiwan, Japan, and China respectively. The Company intends to diversify its customer base by seeking to increase sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, cordless telephone, DVD drive, video game, electronic organizer, and set-top box markets. International product revenues accounted for 91% of total product revenues during the first quarter of 1998. The Company expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period.

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

In particular, during the second half of 1997 and the first quarter of 1998, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. Economic problems in this region can have an adverse impact on the Company's total revenues and may negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments which are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products far more than originally anticipated as the Company's competitors reduce product prices to generate needed cash. Also, to maintain market share at the present time in this region may require the Company to extend credit terms which will negatively impact days sales outstanding in the future. Continued economic and/or political instability of any kind in this region will continue to have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region in the foreseeable future. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. The Company has experienced, and may continue to experience, material adverse effects on its operations as a result of such regulatory, geopolitical and other factors. These events may adversely impact the Company's operations or may require the Company to modify its current business practices.

RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 1998

The following discussion relates to the financial statements of the Company for the three months ended March 31, 1998 (current quarter) of the fiscal year ending December 31, 1998, in comparison to the three months ended March 31, 1997 (comparable quarter of the prior year).

NET REVENUES. Net revenues decreased to $16.4 million in the current quarter from $17.1 million for the comparable quarter of the prior year due to a 32% decline in average selling prices weighted across all product lines.

Product revenues decreased to $15.8 million in the current quarter from $16.9 million for the comparable quarter of the prior year due to declining average selling prices. Although units shipped increased by approximately 2.7 million units between these two periods, average selling prices declined by approximately 30% on the 512Kbit product line, 42% on the 1Mbit product line, 44% on the 2Mbit product line, and 42% on the 4Mbit product line.
License, royalty and development revenues were $0.6 million for the current quarter as compared to $0.2 million in the comparable quarter for the prior year, a 157% increase. License revenues increased due to royalties received from an increased number of licensees and due to license fees paid by two new licensees. Such royalty payments may or may not recur in future quarters.

During the first quarter of 1998, the Company derived approximately 27% of product revenues from sales to Taiwan as compared to 38% for the comparable quarter of the prior year. While the Company intends to diversify both the market application of its products and its customer base, there can be no assurance that such diversification will occur. International sales accounted for approximately 91% of product revenues during the current quarter, as compared to 80% for the comparable quarter of the prior year. International sales are anticipated to account for a substantial majority of all product revenues for the foreseeable future.

COST OF REVENUES. Gross margin was $2.0 million or 12% of net revenues in the first quarter of 1998 as compared to $0.6 million or 3% of net revenues for the comparable quarter in 1997. The increase in gross margin is due to a charge of approximately $3.2 million taken in the first quarter of 1997, to reduce the carrying value of inventory to its approximate replacement cost.

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

Average selling prices of Flash memory products are subject to significant fluctuation due to periodic changes in supply and demand. Declining average selling prices will adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs, changes in product mix or new product introductions.

RESEARCH AND DEVELOPMENT. Research and development expenses were $3.1 million or 19% of net revenues during the first quarter of 1998 as compared to $2.0 million or 12% of net revenues during the first quarter of 1997. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping, new product development and product qualification costs associated with the Company's product, process and development efforts related to future product introductions.

SALES AND MARKETING. Sales and marketing expenses were $1.6 million or 10% of net revenues during the first quarter of 1998 and compared to $1.3 million or 7% of net revenues during the first quarter of 1997. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and product literature expenses. The increase in expense from the first quarter of 1997 to the first quarter of 1998 corresponds primarily to increased personnel costs and advertising/collateral related spending. The increase due to higher personnel costs was somewhat offset by lower commissions expense related to lower product revenues for the first quarter of 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million or 7% of net revenues during the first quarter of 1998 as compared to $1.2 million or 7% of net revenues during the first quarter of 1997. Decreased costs in the first quarter of 1998 due to lower headcount in these departments were offset by accruals for certain legal expenses which resulted in approximately no change in overall expenses from the first quarter in 1997 to the first quarter in 1998.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income was $0.5 million or 3% of net revenues during the first quarter of 1998 as compared to $0.4 million or 2% of net revenues during the first quarter of 1997. Interest income increased from the comparable quarter of the prior year due to higher returns from investments in taxable funds during the first quarter of 1998 as compared to the same quarter in 1997.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $1.0 million during the first quarters of both 1998 and 1997. The benefit in both quarters relates to the Company's loss position in the quarters. The Company's effective income tax rate was approximately 30% for both quarters.

NET INCOME (LOSS) PER SHARE. The Company's net income (loss) per share for the current quarter was $(0.10), compared to a net loss per share of $(0.11) in the comparable quarter of the prior year. The lower net loss per share for the first quarter of 1998 as compared to the first quarter of 1997 is a result of lower cost of revenues than experienced in the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at March 31, 1998 consisted of $27.7 million of cash, cash equivalents, and short-term investments. As of March 31, 1998, the Company had no open lines of credit or non-trade debt. However, the Company may endeavor to open lines of credit in the future to secure additional working capital and to finance operational growth. Such lines of credit may be secured by the assets of the Company. The Company believes that the cash and short-term investment balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

Year-to-date, the Company's operating activities used cash of $16.8 million, which consisted primarily of increases in inventory of $10.0 million, decreases of accounts payable and accrued expenses of $7.3 million, increases of accounts receivable and accounts receivable from related parties of $1.1 million and net loss of $2.3 million offset by changes in provision in reserves and depreciation. In comparison, the Company's operating activities for the same period in the prior year provided cash of $4.0 million, primarily related to increases in accounts payable of $5.3 million offset by the loss for that quarter.

Cash flows used in investing activities totaled $5.5 million year-to-date and related primarily to the net purchase of short-term investments for cash management purposes. In addition, the Company acquired capital assets of approximately $0.9 million during the current quarter as compared to $0.4 million during the comparable quarter of the prior year. These expenditures were primarily for the purchase of design and engineering tools and computer equipment. Similar levels of capital spending are expected to continue, and may increase, during the rest of 1998. In addition, the Company may use its working capital to secure additional foundry capacity. These expenditures may be in the form of deposits, equipment purchases, loans or equity investments or joint ventures in or with wafer fabrication or other companies.

The Company's financing activities used cash of approximately $1.3 million during the current quarter, primarily for the repurchase of stock on the open market. During the quarter, the Company used funds of $1.6 million to purchase 449,000 shares of its common stock. Funds used were offset by proceeds from the issuance of common shares under the Company's stock option and employee stock purchase plans of $0.3 million during the quarter. In comparison, financing activities during the same period of the prior year used $0.3 million and consisted of proceeds from stock option exercises of $0.2 million offset by stock repurchases of $0.5 million.

In January 1998, the Company entered into an agreement to purchase a 14 acre plot of land located in San Jose, California for $9.2 million including closing costs. The Company plans to build its corporate headquarters on this site, schedule for completion in 1999. In connection with the purchase of the land, the construction of the building or other activities of the Company, the Company may open lines of credit or seek loans to finance either or both the land purchase and/or the scheduled construction.

PART II
-------

ITEM 1.  LEGAL PROCEEDINGS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

On January 3, 1996, Atmel sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting further infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996 the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter.

On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. On September 22, 1997 the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action. On November 24, 1997 and January 20, 1998 the District Court denied the Company's motions for summary judgement of invalidity for two of the patents. On January 6, 1998 the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. The ITC has 45 days to order a review of all or part of that determination. Atmel has requested such a review, and the Company has opposed such a review. Trial in the District Court action is currently scheduled for November 16, 1998.

On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel seeks a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company has moved that the Delaware action be dismissed for lack of jurisdiction or in the alternative be transferred to California. The District Court has yet to rule on this motion. The Company believes that the allegations in the Intel complaint are without merit and intends to vigorously defend itself against such action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint, the Intel Complaint, or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations, or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1997.

EXHIBIT
NUMBER             DESCRIPTION
27                 Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1998: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 28th day of April, 1998.

                              SILICON STORAGE TECHNOLOGY, INC.


                                   By:

                                   /s/ BING YEH
                                   --------------------
                                   Bing Yeh
                                   President, Chief Executive Officer
                                      and Director (Principal Executive Officer)

                                   /s/ JEFFREY L. GARON
                                   --------------------
                                   Jeffrey L. Garon
                                   Vice President Finance & Administration,
                                      Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)