Form 10-Q
period 1998-06-30
SILICON STORAGE TECHNOLOGY INC
filed 1998-08-14
CIK 855906

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    ------------

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _______ TO ________.

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

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, June 30,1998: 22,880,294. Total number of pages in document: 17. Index to Exhibits is on page 16.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SILICON STORAGE TECHNOLOGY, INC.

                       FORM 10-Q: QUARTER ENDED JUNE 30, 1998

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements:
               Condensed Consolidated Statements of Operations . . . . . .3
               Condensed Consolidated Balance Sheets . . . . . . . . . . .4
               Condensed Consolidated Statements of Cash Flows . . . . . .5
               Notes to Condensed Consolidated Financial Statements. . . .6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 14

     Item 4.   Submission of Matters to a Vote of Security Holders . . . 15

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . 15

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 16

                                    PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three months ended June 30,   Six  months ended June 30,
                                                    ---------------------------   --------------------------
                                                        1997            1998         1997          1998
                                                    ----------        -------      -------       -----------
                                                             (unaudited)               (unaudited)
Revenues:
   Product                                             $17,727        $16,422      $34,581       $32,176
   License                                                 329            402          567         1,013
                                                       -------        -------      -------       -------
                 Net revenues                           18,056         16,824       35,148        33,189
                                                       -------        -------      -------       -------
 Costs and expenses:
   Cost of revenues                                     14,874         13,406       31,407        27,796
   Research and development                              2,228          3,447        4,206         6,502
   Sales and marketing                                   1,589          1,716        2,854         3,335
   General and administrative                            1,199          1,768        2,443         2,935
                                                       -------        -------      -------       -------
                                                        19,890         20,337       40,910        40,568
                                                       -------        -------      -------       -------
                 Income (loss) from operations          (1,834)        (3,513)      (5,762)       (7,379)

Interest and other income (expense), net                   476            468          841         1,009
                                                       -------        -------      -------       -------
                 Income (loss) before provision for
                   (benefit from) income taxes          (1,358)        (3,045)      (4,921)       (6,370)

Provision for (benefit from) income taxes                 (339)        (1,803)      (1,383)       (2,803)
                                                       -------        -------      -------       -------
                 Net income (loss)                     ($1,019)       ($1,242)     ($3,538)      ($3,567)
                                                       -------        -------      -------       -------
                                                       -------        -------      -------       -------
Net income (loss) per share - basic and diluted         ($0.04)        ($0.05)      ($0.15)       ($0.16)
                                                       -------        -------      -------       -------
                                                       -------        -------      -------       -------
Shares used in per share calculations                   23,112         22,863       23,191        22,912
                                                       -------        -------      -------       -------
                                                       -------        -------      -------       -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                  ASSETS
                                                                     December 31,         June 30,
                                                                         1997               1998
                                                                     ------------         --------
                                                                               (unaudited)
Current assets:
      Cash and cash equivalents                                           $26,743          $16,344
      Short-term investments                                               20,476            7,629
      Accounts receivable, net                                              8,318           11,994
      Accounts receivable from related parties                              2,124            4,137
      Inventories                                                          11,909           20,356
      Current deferred tax asset                                            3,716            4,437
      Other current assets                                                  1,011            1,061
                                                                          -------          -------
             Total current assets                                          74,297           65,958

Furniture, fixtures, and equipment, net                                     7,224            7,377
Other assets                                                                1,018            1,302
                                                                          -------          -------
             Total assets                                                 $82,539          $74,637
                                                                          -------          -------
                                                                          -------          -------
                                    LIABILITIES

Trade accounts payable                                                     18,957           14,098
Accrued expenses and other liabilities                                      6,393            6,736
Deferred revenue                                                            1,300            2,026
                                                                          -------          -------
             Total liabilities                                             26,650           22,860
                                                                          -------          -------
                                SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation                               53,290           53,295
Retained earnings (accumulated deficit)                                     2,599           (1,518)
                                                                          -------          -------
           Total shareholders' equity                                      55,889           51,777
                                                                          -------          -------
                Total liabilities and shareholders' equity                $82,539          $74,637
                                                                          -------          -------
                                                                          -------          -------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Six months ended June 30,
                                                                               -------------------------
                                                                                 1997             1998
                                                                               -------          --------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         ($3,538)         ($3,567)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                               2,267            2,193
     Provision for doubtful accounts receivable                                   (704)            (475)
     Provision for excess and obsolete inventories                                (334)            (807)
     Deferred income taxes                                                           -                6
     Loss on disposal of fixed assets                                                7                -
     Changes in operating assets and liabilities:
            Accounts receivable                                                 (1,598)          (3,201)
            Accounts receivable from related parties                             3,124           (2,013)
            Inventories                                                         11,332           (7,640)
            Other current and noncurrent assets                                    675               (6)
            Trade accounts payable                                              (5,902)          (4,859)
            Accrued expenses and other liabilities                              (1,465)             343
            Deferred revenue                                                      (284)             726
                                                                               -------          --------
                 Net cash provided by (used in) operating activities             3,580          (19,300)
                                                                               -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of furniture, fixtures and equipment                             (659)          (2,174)
     Proceeds from sale of equipment                                             1,600                -
     Purchases of available-for-sale investments                                21,176          (24,313)
     Sales and maturities of available-for-sale investments                    (15,381)          37,160
     Other                                                                           -             (500)
                                                                               -------          --------
                 Net cash provided by (used in) investing activities             6,736           10,173
                                                                               -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of shares of common stock                                            235              312
     Repurchase of common stock                                                 (1,866)          (1,584)
                                                                               -------          --------
                 Net cash provided by (used in) financing activities            (1,631)          (1,272)
                                                                               -------          --------
                      Net increase (decrease) in cash and cash equivalents       8,685          (10,399)
Cash and cash equivalents at beginning of period                                24,755           26,743
                                                                               -------          --------
Cash and cash equivalents at end of period                                     $33,440          $16,344
                                                                               -------          --------
                                                                               -------          --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SILICON STORAGE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1997 and 1998. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

                                               Three months ended June 30,  Six months ended June 30,
                                               ---------------------------  -------------------------
                                                   1997          1998          1997        1998
                                               ---------       -------       -------      -----------
Numerator - Basic and Diluted:
  Net income (loss)                              ($1,019)      ($1,242)      ($3,538)     ($3,567)
                                               ---------       -------       -------      -----------
                                               ---------       -------       -------      -----------
Denominator - Basic and Diluted:
  Weighted average common stock outstanding       23,112        22,863        23,191       22,912
                                               ---------       -------       -------      -----------
                                               ---------       -------       -------      -----------

Stock options to purchase 2,154,000 and 1,292,000 shares of common stock were outstanding as of June 30, 1997 and June 30, 1998, respectively, but were not included in the computation of diluted loss per share because the Company had net losses for the six months ended June 30, 1997 and June 30, 1998.

3. INVENTORIES (IN THOUSANDS):

Inventories are stated at the lower of cost or market value. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $3.2 million to reduce the carrying value of inventories to replacement cost.

                                December 31,            December 30,
                                    1997                    1998
                                ------------            ------------
Raw materials                    $     118               $       -
Work in process                      9,249                  14,000
Finished goods                       2,542                   6,356
                                ------------            ------------
                                 $  11,909               $  20,356
                                ------------            ------------
                                ------------            ------------

4. CONTINGENCIES

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. On September 22, 1997 the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action. On November 24, 1997 and January 20, 1998 the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998 the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that SST could not pursue its unfair competition claims against Atmel. On August 5, 1998, the court granted a summary judgment in SST's favor invalidating the '811 patent' and the '829 patent'. The remaining issues are scheduled to be tried on November 16, 1998.

On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter.
On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the commission entered its opinion of finding no violation by SST. Atmel has publicly stated its intention to appeal the decision.

On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleged that the Company, by making, using and selling devices, was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought a judgment that the Company had infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company moved that the Delaware action be dismissed for lack of jurisdiction or in the alternative be transferred to California. On August 5, 1998, the District Court granted the Company's motion and dismissed the complaint on the grounds that the court could not exercise personal jurisdiction over the company. It is not known whether Intel will pursue its claims in another jurisdiction. The Company believes that the substantive allegations in the dismissed Intel complaint are without merit and intends to vigorously defend itself against any future action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint, any future action by Intel relating to the dismissed
Intel complaint, or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations, or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

5. STOCK REPURCHASE PROGRAM

In January 1998, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program expired on June 16, 1998. Approximately 449,000 shares were repurchased under this program during the three month period ended March 31, 1998 for an aggregate purchase price of $1.6 million. Purchase prices ranged from $3.19 to $3.78 per share. No shares were repurchased during the three month period ended June 30, 1998.

6. OTHER EVENTS

As noted in Form 8-K, filed by the Company on May 1, 1998, the Company elected to withdraw from an agreement to purchase a 14 acre parcel of property. The costs associated with the termination of the agreement were approximately $500,000 and are included in general and administrative expenses.

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

GENERAL

Silicon Storage Technology, Inc. ("SST" or the "Company") is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. Consumer products currently sold with the Company's products include, but are not necessarily limited to, personal computers, CD-ROM, DVD and hard disk drives, video games, modems, and set-top boxes. The Company's product revenues have been derived from four product families: the 512Kbit, 1Mbit, 2Mbit and 4Mbit flash memory devices. The Company is developing higher density flash memory products to address emerging markets such as digital cameras, voice recorders, memory cards, networking systems, digital cellular phones, telecommunications and
printer font storage.   The Company is also developing flash embedded
controller products to address the emerging application of in-system programmable (ISP) embedded controllers and system-on-a-chip applications and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications.

During the second quarter of 1998, the Company derived approximately 25%, 19% and 16% of its product revenues from sales to China/Hong Kong, Taiwan, and Japan respectively. The Company intends to continue to diversify its customer base by seeking to increase sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, cordless telephone, DVD drive, video game, electronic organizer and set-top box markets. International product revenues accounted for 90% of total product revenues during the second quarter of 1998. The Company expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period.

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

In particular, during the second half of 1997 and the first half of 1998, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. Economic problems in this region can have an adverse impact on the Company's total revenues and financial performance, and may negatively impact the Company's ability to collect payments from its customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments which are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers, and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products far more than originally anticipated as the Company's competitors reduce product prices to generate needed cash. Also, to maintain market share at the present time in this region may require the Company to extend credit terms which will negatively impact days sales outstanding in the future. Continued economic and/or political instability of any kind in this region will continue to have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.
In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products which are denominated in local currencies. The Company has experienced, and may continue to experience, material adverse effects on its operations as a result of such economic, geopolitical and other factors. These events may adversely impact the Company's operations or may require the Company to modify its current business practices.

RESULTS OF OPERATIONS: QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

The following discussion relates to the financial statements of the Company for the three months ended June 30, 1998 (current quarter) of the fiscal year ending December 31, 1998, in comparison to the three months ended June 30, 1997 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended March 31, 1998 (previous quarter) are provided where management believes it is useful to the understanding of continuing trends. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1998.

NET REVENUES. Net revenues were $33.2 million for the six months ended June 30,1998 as compared to $35.1 million for the six months ended June 30, 1997. The decrease in net revenues is primarily due to declining average selling prices. Net revenues decreased to $16.8 million in the current quarter from $18.1 million for the comparable quarter of the prior year.

Product revenues decreased to $16.4 million in the current quarter from $17.7 million for the comparable quarter of the prior year due primarily to declining average selling prices. Net units shipped increased by more than
1.8 million units from the comparable quarter of the prior year to 10.8 million units shipped, the largest number of units shipped by the Company in a single quarter. Although units shipped increased by approximately 21% between these two periods, average selling prices declined by approximately 23% on a weighted average basis.

License, royalty and development revenues were $0.4 million for the current quarter as compared to $0.3 million in the comparable quarter for the prior year. Current quarter license revenues consisted primarily of royalty payments for the use of the Company's technology. Such royalty payments may or may not recur in future quarters.

During the second quarter of 1998, business in Taiwan and Japan decreased to approximately 19% and 16% of world-wide product revenues, respectively, from 28% and 25% for the comparable quarter of the prior year. Business in China increased to 25% during the second quarter of 1998 from 15% for the comparable quarter of the prior year. International sales accounted for approximately 90% of world-wide product revenues during the current quarter, compared to 84% for the comparable quarter of the prior year. For the six months ended June 30, 1998, 23% of shipment dollars were from Taiwan, 23% from China and 20% from Japan. International sales comprised approximately 92% of shipment dollars for the six months ended June 30, 1998.
International sales are anticipated to account for a substantial majority of all product revenues for the foreseeable future, although percentages may vary.

For the current quarter, product shipments for PC peripheral applications decreased to approximately 29% of total product revenues from 42% for the comparable quarter of the prior year, and product shipments for consumer products increased to 32% of total product revenues from 16% for the comparable quarter of the prior year. While the Company intends to continue to diversify both the product applications and customer base, there can be no assurance that such diversification will be successful.

GROSS MARGIN. Gross margin was $5.4 million or 16% of net revenues for the six months ended June 30, 1998 as compared to $3.7 million or 11% of net revenues for the comparable six month period of the prior year. The increase in gross margin is primarily due to reductions in die prices, favorable spending variances, and favorable yen share adjustments.

Future fluctuations in gross margins may occur as a result of, among other factors, declining average selling prices which could lead to additional charges to cost of revenues to reduce inventories to replacement costs; cost reduction efforts that do not reduce costs faster than average selling price declines; price changes in the costs of raw materials; changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

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

RESEARCH AND DEVELOPMENT. Research and development expenses were $6.5 million for the six months ended June 30, 1998 as compared to $4.2 million for the six months ended June 30, 1997. Research and development expenses were $3.4 million or 20% of net revenues during the second quarter of 1998 as compared to $2.2 million or 12% of net revenues during the comparable quarter of 1997. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, and increased prototyping, new product development and product qualification costs associated with the Company's product, process and development efforts related to future product introductions. Such increases may continue in both absolute dollars and as a percentage of revenue for the foreseeable future.

SALES AND MARKETING. Sales and marketing expenses were $3.3 million for the six months ended June 30, 1998 as compared to $2.9 million for the six months ended June 30, 1997. Sales and marketing expenses were $1.7 million or 10% of net revenues during the second quarter of 1998 and compared to $1.6 million or 9% of net revenues during the comparable quarter of 1997. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and advertising and product literature expenses. The increase in expense from the prior year corresponds primarily to increased personnel costs and advertising/collateral related spending. The increase due to higher personnel costs was somewhat offset by lower commissions expense related to lower product revenues for the second quarter of 1998. Sales and marketing expense may fluctuate over time primarily as a function of product revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.9 million for the six months ended June 30, 1998 as compared to $2.4 million for the six months ended June 30, 1997. General and administrative expenses were $1.8 million or 11% of net revenues during the second quarter of 1998 as compared to $1.2 million or 7% of net revenues during the comparable quarter of 1997. The increase in general and administrative expenses related almost entirely to a nonrecurring charge of $0.5 million taken in connection with the termination of a land purchase agreement, as described in Form 8-K, filed May 1, 1998.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income was $1.0 million for the six months ended June 30, 1998 as compared to $0.8 million for the six months ended June 30, 1997. Interest and other income was $0.5 million or 3% of net revenues during the second quarter of 1998 as compared to $0.5 million or 3% of net revenues during the comparable quarter of the prior year.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $2.8 million for the six months ended June 30, 1998 as compared to a benefit of $1.4 million for the six months ended June 30, 1997. The benefit from income taxes was $1.8 million during the second quarter as compared to a benefit from income taxes of $0.3 million for the comparable quarter of the prior year. The benefit in both quarters relates to the Company's loss position in the respective quarters. The increase in benefit from income taxes in the quarter ended June 30, 1998 is a result of a one time adjustment in the effective tax rate from a 30% benefit to a 44% benefit and relates to the Company's overall tax loss position anticipated for 1998. The 44% benefit rate is expected to continue for the remainder of 1998.

NET INCOME (LOSS) PER SHARE. The Company's net loss per share for the six months ended June 30, 1998 was $0.16 as compared to a net loss per share of $0.15 for the six months end June 30, 1997. The Company's net loss per share for the current quarter was $0.05 as compared to a net loss per share of $0.04 in the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at June 30, 1998 consisted of $24.0 million of cash, cash equivalents, and short-term investments. As of June 30, 1998, the Company had no open lines of credit or non-trade debt. However, on July 9, 1998, the Company signed a letter of intent for a line of credit to secure additional working capital of up to $25 million to finance operational growth. Such lines of credit may be secured by the assets of the Company.
The Company believes that the cash and short-term investment balances, together with funds expected to be generated from operations will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

For the six month period ended June 30, 1998, the Company's operating activities used cash of $19.3 million, which consisted primarily of increases in inventory of $7.6 million, decreases of accounts payable and accrued expenses of $4.5 million, increases of accounts receivable and accounts receivable from related parties of $5.2 million and the net loss of $3.6 million, offset by depreciation. In comparison, the Company's operating activities for the same six month period in the prior year provided cash of $3.6 million, primarily related to a decrease in inventory of $11.3 million and a decrease in accounts receivable and accounts receivable from related parties of $1.5 million, offset by a decrease in accounts payable of $5.9 million and a net loss of $3.5 million.

Cash flows provided by investing activities totaled $10.2 million for the six month period ended June 30, 1998 and related primarily to the net sale of short-term investments for cash management purposes. In addition, the Company acquired capital assets of approximately $2.2 million during the current six month period as compared to $0.7 million during the comparable six months of the prior year. These expenditures were primarily for the purchase of design and engineering tools and computer equipment. Similar levels of capital spending are expected to continue, and may increase, during the rest of 1998.

The Company's financing activities used cash of approximately $1.3 million during the current six month period, primarily for the repurchase of stock on the open market. During the current six month period, the Company used funds of $1.6 million to purchase 449,000 shares of its common stock. Funds used were offset by proceeds from the issuance of common shares under the Company's stock option program of $0.3 million during the current six months. In comparison, financing activities during the same six month period of the prior year used $1.6 million and consisted of stock repurchases of $1.8 million offset by proceeds from stock option exercises of $0.2 million. The repurchase program expired on June 16, 1998.

READINESS FOR YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on primary management information and accounting systems (such as integrated general ledger, accounts payable, sales order entry and purchasing modules), ancillary information systems (such as payroll, human resource and fixed asset tracking software), customer services infrastructure, embedded computer chips, networks and telecommunications equipment, manufacturing test equipment, research and development software tools and end products, electronic security systems and other systems whose operational ability may be adversely impacted by the year 2000. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments, both domestically and globally, directly and indirectly, for the accurate exchange of data.

Because the Company is relatively young and does not use many proprietary systems, much of the cost of upgrading the Company's systems to ensure year 2000 compliance is a part of the Company's practice of routinely upgrading information-related systems as new versions are released by vendors and is considered to be a normal cost of doing business. In this respect, the Company has already upgraded all of its personal computer hardware and operating systems, its network switches, and its primary management information and accounting systems to year 2000 complaint versions. The cost incurred for this effort was approximately $250,000.

Currently, the Company is conducting a survey of both its internal systems and equipment and systems supported by third party providers to assess year 2000 compliance. The survey is expected to be completed by the end of the fourth quarter of 1998. The Company plans to hire a specialized consultant to assist with and to review the survey. The Company's current estimate is that the costs associated with the Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Company in any given year. Based upon the information available at this time, the future costs related to year 2000 compliance are not expected to exceed $500,000. The cost estimate is based on the Company's current assessment of the projects identified and is subject to change as the projects progress. The estimate does not include potential costs related to any customer or other claims.

However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact and that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be materially affected through disruption in the operation of the enterprises, financial institutions, or governmental entities with which the Company interacts.

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

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a favorable ruling. On September 22, 1997 the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action. On November 24, 1997 and January 20, 1998 the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998 the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that SST could not pursue its unfair competition claims against Atmel. On August 5, 1998, the court granted a summary judgment in SST's favor invalidating the '811 patent' and the '829 patent'. The remaining issues are scheduled to be tried on November 16, 1998.

On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter.
On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the commission entered its opinion of finding no violation by SST. Atmel has publicly stated its intention to appeal the decision.

On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleged that the Company, by making, using and selling devices, was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought a judgment that the Company had infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company moved that the Delaware action be dismissed for lack of jurisdiction or in the alternative be transferred to California. On August 5, 1998, the District Court granted the Company's motion and dismissed the complaint on the grounds that the court could not exercise personal jurisdiction over the company. It is not known whether Intel will pursue its claims in another jurisdiction. The Company believes that the substantive allegations in the dismissed Intel complaint are without merit and intends to vigorously defend itself against any future action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint, any future action by the Intel relating to the dismissed Intel complaint, or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations, or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Shareholders (Annual Meeting) was held on July 17, 1998. At the Annual Meeting, the shareholders of the Registrant (i) elected each of the persons listed below to serve as a director of the Registrant for the ensuing year and until his successor is elected; (ii) approved the Company's 1995 Equity Incentive Plan, as amended; and (iii) ratified the selection of Coopers & Lybrand L.L.P. as Registant's Independent Accountants for the fiscal year ending December 31, 1998. Effective July 1, 1998, Coopers & Lybrand L.L.P. merged with Price Waterhouse LLP and henceforth will be referred to as PricewaterhouseCoopers LLP.

The Registrant had 22,877,585 shares outstanding as of May 26, 1998, the record date of the Annual Meeting. At the Annual Meeting, holders of 20,013,615 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS

DIRECTOR               VOTES IN FAVOR      VOTES AGAINST  ABSTENTIONS
--------               --------------      -------------  -----------
Bing Yeh                 19,341,765              0          671,850
Yaw Wen Hu               19,342,065              0          671,550
Tsuyoshi Taira           19,466,765              0          546,850
Yasushi Chikagami        19,466,765              0          546,850
Ronald Chwang            19,466,765              0          546,850

PROPOSAL 2 - APPROVAL OF THE COMPANY'S 1995 EQUITY INCENTIVE PLAN, AS AMENDED

          Votes in Favor                               18,621,565
          Votes Against                                 1,095,257
          Abstentions                                      20,169

PROPOSAL 3 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

          Votes in Favor                               19,933,342
          Votes Against                                    53,099
          Abstentions                                      27,174

ITEM 5.  OTHER INFORMATION.

Proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received by the Company no later than February 12, 1999. Pursuant to the Company's bylaws, shareholders who wish to bring matters or propose nominees for director at the Company's 1999 Annual Meeting of Shareholders must provide specified information to the Company between February 17, 1999 and March 19, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1997.

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
10.17          Lease amendment dated March 4, 1998 between Silicon Storage
               Technology, Inc. and Sonora Court Properties.

10.18          Lease amendment dated March 4, 1998 between Silicon Storage
               Technology, Inc. and Coast Properties.

27             Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1998:
     May 1, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 14th day of August, 1998.

                          SILICON STORAGE TECHNOLOGY, INC.


                          By:        /s/ BING YEH
                             ----------------------------------------
                             Bing Yeh
                             President, Chief Executive Officer
                                and Director (Principal Executive Officer)

                             /S/ JEFFREY L. GARON
                             ----------------------------------------
                             Jeffrey L. Garon
                             Vice President Finance & Administration,
                                Chief Financial Officer and Secretary
                             (Principal Financial and Accounting Officer)