Form 10-Q
period 1998-09-30
SILICON STORAGE TECHNOLOGY INC
filed 1998-11-16
CIK 855906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    ___________

                                     FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934.     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, October 31, 1998: 23,015,318. Total number of pages in document: 18. Index to Exhibits is on page 17.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SILICON STORAGE TECHNOLOGY, INC.

                    FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 1998

                                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


  Item 1.  Condensed Consolidated Financial Statements:
           Condensed Consolidated Statements of Operations.................... 3
           Condensed Consolidated Balance Sheets.............................. 4
           Condensed Consolidated Statements of Cash Flows.................... 5
           Notes to Condensed Consolidated Financial Statements............... 6


   Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................10


   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......16



PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings................................................16

   Item 6.   Exhibits and Reports on Form 8-K.................................17

                                PART I

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three months ended September 30,   Nine months ended September 30,
                                                -------------------------------    -------------------------------
                                                   1997           1998               1997           1998
                                                   ----           ----               ----           ----
                                                        (unaudited)                     (unaudited)
Revenues:
     Product                                     $ 19,669       $ 17,333           $ 54,250       $ 49,509
     License                                          346            806                913          1,819
                                                 --------       --------           --------       --------
          Net revenues                             20,015         18,139             55,163         51,328
                                                 --------       --------           --------       --------
 Costs and expenses:
     Cost of revenues                              15,430         16,237             46,837         44,033
     Research and development                       2,029          4,303              6,235         10,805
     Sales and marketing                            1,865          1,869              4,719          5,204
     General and administrative                       856          1,103              3,299          4,038
                                                 --------       --------           --------       --------
                                                   20,180         23,512             61,090         64,080
                                                 --------       --------           --------       --------
          Income (loss) from operations              (165)        (5,373)            (5,927)       (12,752)

Interest and other income (expense), net              595            289              1,436          1,298
                                                 --------       --------           --------       --------
          Income (loss) before provision for
           (benefit from) income taxes                430         (5,084)            (4,491)       (11,454)

Provision for (benefit from) income taxes              35          2,189             (1,348)          (613)
                                                 --------       --------           --------       --------
          Net income (loss)                          $395        ($7,273)           ($3,143)      ($10,841)
                                                 --------       --------           --------       --------
                                                 --------       --------           --------       --------
Net income (loss) per share - basic and diluted     $0.02         ($0.32)            ($0.14)        ($0.47)
                                                 --------       --------           --------       --------
                                                 --------       --------           --------       --------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                     ASSETS
                                                     December 31,   September 30,
                                                         1997           1998
                                                     ------------    -------------
                                                             (unaudited)
Current assets:
     Cash and cash equivalents                            $26,743        $17,177
     Short-term investments                                20,476          4,156
     Accounts receivable, net                               8,318          9,256
     Accounts receivable from related parties               2,124          3,883
     Inventories                                           11,909         16,117
     Current deferred tax asset                             3,716              -
     Other current assets                                   1,011          2,593
                                                     ------------    -------------
          Total current assets                             74,297         53,182

Furniture, fixtures, and equipment, net                     7,224          8,513
Other assets                                                1,018          2,190
                                                     ------------    -------------
          Total assets                                    $82,539        $63,885
                                                     ------------    -------------
                                                     ------------    -------------
                        LIABILITIES

Trade accounts payable                                     18,957         10,038
Accrued expenses and other current liabilities              6,327          6,117
Deferred revenue                                            1,300          2,178
                                                     ------------    -------------
          Total current liabilities                        26,584         18,333
Other liabilities                                              66            761
                                                     ------------    -------------
          Total liabilities                                26,650         19,094
                                                     ------------    -------------
                     SHAREHOLDERS' EQUITY

Common stock and deferred stock compensation               53,290         53,582
Retained earnings (accumulated deficit)                     2,599         (8,791)
                                                     ------------    -------------
     Total shareholders' equity                            55,889         44,791
                                                     ------------    -------------
          Total liabilities and shareholders' equity      $82,539        $63,885
                                                     ------------    -------------
                                                     ------------    -------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                          1997             1998
                                                                       -----------     -------------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   ($3,143)      ($10,841)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation /amortization                                            3,314          3,416
     Provision for doubtful accounts receivable                              170           (255)
     Provision for excess and obsolete inventories                         3,511          3,290
     Deferred income taxes                                                     -          3,716
     Loss (gain) on disposal of fixed assets                                   7             (2)
     Changes in operating assets and liabilities:
          Accounts receivable                                              2,427           (683)
          Accounts receivable from related parties                             -         (1,759)
          Inventories                                                      7,166         (7,498)
          Other current and noncurrent assets                                536         (1,674)
          Trade accounts payable                                           3,743         (8,919)
          Accrued expenses and other liabilities                             403            324
          Deferred revenue                                                  (114)           878
                                                                         -------      ---------
          Net cash provided by (used in) operating activities             18,020        (20,007)
                                                                         -------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of furniture, fixtures and equipment                     (1,022)        (4,349)
     Proceeds from sale of equipment                                       2,538              -
     Purchases of available-for-sale investments                         (25,701)       (25,167)
     Sales and maturities of available-for-sale investments               33,331         41,487
     Other                                                                     -           (500)
                                                                         -------      ---------
          Net cash provided by (used in) investing activities              9,146         11,471
                                                                         -------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on intellectual properties                                       -            (37)
     Issuance of shares of common stock                                      529            591
     Repurchase of common stock                                           (1,930)        (1,584)
                                                                         -------      ---------
          Net cash provided by (used in) financing activities             (1,401)        (1,030)
                                                                         -------      ---------
            Net increase (decrease) in cash and cash equivalents          25,765         (9,566)
Cash and cash equivalents at beginning of period                          24,755         26,743
                                                                         -------      ---------
Cash and cash equivalents at end of period                               $50,520        $17,177
                                                                         -------      ---------
                                                                         -------      ---------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                          SILICON STORAGE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1997 and 1998 and cash flows for the nine months ended September 30, 1997 and 1998. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which specifies the computation, presentation and disclosure requirements for comprehensive income. The Company implemented SFAS No. 130 during the first quarter of 1998. There was no impact on the Company's financial position, results of operations or cash flows as comprehensive income and net income are the same.

2. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows:

                                                       Three months ended September 30,   Nine months ended September 30,
                                                            1997           1998              1997           1998
                                                            ----           ----              ----           ----
Numerator - Basic and Diluted:
   Net income (loss)                                         $395        ($7,273)           ($3,143)      ($10,841)
                                                          -------        -------             ------        -------
                                                          -------        -------             ------        -------
Denominator - Basic:
   Weighted average common stock outstanding               25,308         22,972             23,231         22,932
                                                          -------        -------             ------        -------
                                                          -------        -------             ------        -------
Denominator - Diluted:
   Weighted average common stock outstanding               25,077         22,972             23,231         22,932
                                                          -------        -------             ------        -------
                                                          -------        -------             ------        -------

Stock options to purchase 1,214,000 shares of common stock were outstanding as of September 30, 1998 but were not included in the computation of diluted loss per share because the Company had net losses for the nine months ended September 30, 1998.

3. INVENTORIES (IN THOUSANDS):

Inventories are stated at the lower of cost or market value. No adjustments were made to inventory during the quarter ended September 30, 1998. During the quarter ended June 30, 1998, the Company recorded a charge of approximately $4 million to reduce the carrying value of inventories to replacement cost. During the quarter ended March 31, 1997, the Company recorded a charge of approximately $3.2 million to reduce the carrying value of inventories to replacement cost.

                                                     December 31,  September 30,
                                                         1997          1998
                                                      -----------   ------------
Raw materials                                              $  118       $  1,092
Work in process                                             9,249         10,336
Finished goods                                              2,542          4,689
                                                      -----------   ------------
                                                        $  11,909      $  16,117
                                                      -----------   ------------
                                                      -----------   ------------


4. CONTINGENCIES

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgement that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgement in the Company's favor on the basis that the '811 patent' and the '829 patent' were found to be invalid by another court. Atmel has indicated that they will appeal the decision. On October 26, 1998, the Company filed for a motion of summary judgement that it does not infringe on the '673' patent. The trial for the remaining issues has been postponed until Atmel's appeal is heard.

On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March
18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter.
On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has filed a notice of appeal of the decision.

On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleged that the Company, by making, using and selling devices, was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought a judgment that the Company had infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company moved that the Delaware action be dismissed for lack of jurisdiction or in the alternative be transferred to California. On August 5, 1998, the District Court granted the Company's motion and dismissed the complaint on the grounds that the District Court could not exercise personal jurisdiction over the Company.

On September 14, 1998, Intel sued the Company in the U.S. District Court for the Northern District of California, San Jose Division. Intel's complaint alleged that the Company, by making, using and selling devices, was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel is seeking a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company has denied infringement of any of the Intel patents and has counter-claimed for invalidity and non-infringement of the Intel patents.
The Company believes that the substantive allegations in the Intel complaint are without merit and intends to vigorously defend itself against the action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

On July 31, 1998, the Company filed suit against Winbond Electronics of Taiwan ("Winbond") in the U.S. District Court for the Northern District of California, San Jose Division. The Company is suing for breach of contract and breach of covenant of good faith and fair dealing. The Company seeks damages and an injunction prohibiting Winbond from using any of the technology licensed to Winbond by the Company and a return of technical material transferred to Winbond under the original license agreement. Winbond has answered the complaint and has counter-claimed for a declaration that it is not in material breach of the agreement; that the Company has breached the agreement; that the Company has breached the covenant of good faith and fair dealing; that the Company has interfered with prospective economic advantage; that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code; and that the Company has committed acts of common law unfair competition. The Company has replied by denying these charges.

While the Company has accrued certain amounts for the estimated costs associated with these matters, there can be no assurance that the Atmel complaint, the Intel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

5. LINE OF CREDIT

On September 22, 1998, the Company signed a credit agreement with Foothill Capital Corporation, which provides for up to $25.0 million of borrowings through September 22, 2001. The Company must pay an unused line fee at the annual rate of one-quarter of one percent on the unused portion of the first $5 million and the Company is required to maintain a minimum level of tangible net worth. The line of credit is secured by the Company's assets and availability under the line is limited to 80% of eligible accounts receivable. Interest is payable at one-half of one percent above the bank's base rate (8.75% at September 30, 1998). At September 30, 1998, the Company had no borrowings against this agreement.

6. INCOME TAXES

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The assessment of "more likely than not" strongly weights historical performance in cases of net operating losses extending over one year. During the quarter ended September 30, 1998, the Company's cumulative net operating losses incurred by the Company exceeded the amount of tax carry back available. For this reason, the Company has recorded a full valuation allowance against the deferred tax asset of $4.4 million. From this point forward, the Company's policy will be to continue to reserve the full amount of the deferred tax asset accrued until such time as historical evidence shows that the deferred tax asset is recoverable.

7. STOCK REPURCHASE PROGRAM

In January 1998, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. Approximately 449,000 shares were repurchased under this program during the three month period ended March 31, 1998 for an aggregate purchase price of $1.6 million. Purchase prices ranged from $3.19 to $3.78 per share. No shares were repurchased during the three month period ended June 30, 1998. The repurchase program expired on June 16, 1998.

8. OTHER EVENTS

As noted in the Company's Report on Form 8-K, filed on May 1, 1998, the Company elected to withdraw from an agreement to purchase a 14 acre parcel of property. The costs associated with the termination of the agreement were approximately $500,000 and are included in general and administrative expenses.

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

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed here. Factors that could cause the Company's actual results to differ materially from expected results include, but are not limited to:

          -    changes in average selling prices;
          -    competitive pricing pressures;
          -    competitive terms extended to customers;
          -    economic changes in the Far East;
          - the availability, deliverability and cost of raw materials, such as wafers or die, from the Company's suppliers;
          -    fluctuations in manufacturing yields;
          - new product announcements and introductions by the Company or its competitors;
          -    changes in demand for, or in the mix of, the Company's products;
          -    the gain or loss of significant customers;
          - market acceptance of products utilizing the Company's SuperFlash-Registered Trademark- technology;
          - changes in the channels through which the Company's products are distributed;
          -    exchange rate fluctuations of foreign currencies;
          - unanticipated research and development expenses associated with new product introductions;
          -    the timing of significant orders;
          -    general economic conditions; and
          - a downturn in the market for consumer products which incorporate the Company's products.

All of these factors, and other factors, are difficult to forecast and can materially affect the Company's quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in the Company's stock price. Please also refer to the section entitled "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1997 for additional discussion of such risk factors.

GENERAL

Silicon Storage Technology, Inc. ("SST" or the "Company") is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers medium density flash memory devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. Consumer products currently sold with the Company's products include, but are not necessarily limited to, PCs, CD-ROM, DVD and hard disk drives, video games, modems, and set-top boxes.

During the third quarter of 1998, the Company shipped two new products. The SST27SF010 is the first in the new 27 series family of Many-Time Programmable
(MTP) flash memory products. The easy erasability and rapid reprogramability of the MTP device provides time and cost advantages during the manufacturing process. The SST39SF020 is the first in the new 39 series, Multi-Purpose Flash (MPF) family, to ship. The MPF family has been cost and feature optimized to address a host of program-storage and in-system programmable applications. The new architecture created addresses the industry's mainstream applications more cost-effectively. The MPF family products are designed for cost-sensitive applications where small sector size of 128 Byte is not required.

The Company is continuing to develop higher density flash memory products to address emerging markets such as digital cameras, voice recorders, memory cards, networking systems, digital cellular phones, telecommunications and printer font storage. The Company is also developing flash embedded controller products to address the emerging application of in-system programmable (ISP) embedded controllers and system-on-a-chip applications and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications.

During the third quarter of 1998, the Company derived approximately 32%, 20%, and 17% of its product revenues from sales to Taiwan, China and Japan, respectively. The Company intends to continue to diversify its customer base by seeking to increase sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, cordless telephone, DVD drive, video game, electronic organizer and set-top box markets. International product revenues accounted for 97% of total product revenues during the third quarter of 1998. The Company expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period.

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

In particular, during the second half of 1997 and the first three quarters of 1998, currency devaluation and economic deflation was experienced in several Asian economies in which the Company does business, including Japan, Korea, and Taiwan. Economic instability in this region can have an adverse impact on the Company's total revenues and financial performance, and may negatively impact the Company's ability to collect payments from its customers. Furthermore, the lack of capital in the finance sector of these countries may impact the customers' ability to open letters of credit or other financial instruments which are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems could have an adverse impact on their business which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products far more than originally anticipated as the Company's competitors reduce product prices to generate needed cash. Also, to maintain market share at the present time in this region may require the Company to extend credit terms which will negatively impact days sales outstanding in the future. Continued economic and/or political instability of any kind in this region will continue to have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products which are denominated in local currencies. The Company has experienced, and may continue to experience, material adverse effects on its operations as a result of such economic, geopolitical and other factors.
These events may adversely impact the Company's operations or may require the Company to modify its current business practices.

RESULTS OF OPERATIONS: QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion relates to the financial statements of the Company for the three months ended September 30, 1998 (current quarter) of the fiscal year ending December 31, 1998, in comparison to the three months ended September 30, 1997 (comparable quarter of the prior year). Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1998.

NET REVENUES. Net revenues were $51.3 million for the nine months ended September 30,1998 as compared to $55.2 million for the nine months ended September 30, 1997. Net revenues decreased to $18.1 million in the current quarter from $20.0 million for the comparable quarter of the prior year. The decrease in net revenues is primarily due to declining average selling prices.

Product revenues decreased to $17.3 million in the current quarter from $19.7 million for the comparable quarter of the prior year due primarily to declining average selling prices. Net units shipped increased from the previous quarter by 3.9 million units to a record 14.7 million units in a single quarter. Although units shipped increased by approximately 36% between these two periods, average selling prices declined by approximately 23% on a weighted average basis.

License, royalty and development revenues were $0.8 million for the current quarter as compared to $0.3 million in the comparable quarter of the prior year. Current quarter license revenues include royalty payments for the use of the Company's technology. Such royalty payments may or may not recur in future quarters.

During the third quarter of 1998, business in Japan decreased to approximately 17% of world-wide product revenues from 22% for the comparable quarter of the prior year while business in Taiwan increased to 32% from 30%. Business in China comprised 20% of world-wide revenues in both the current quarter and the comparable quarter of the prior year. International sales accounted for approximately 97% of world-wide product revenues during the current quarter, compared to 89% for the comparable quarter of the prior year. For the nine months ended September 30, 1998, 26% of shipment dollars were from Taiwan, 22% from China and 19% from Japan. International sales comprised approximately 94% of shipment dollars for the nine months ended September 30, 1998. The Company anticipates that international sales will account for substantially all of the product revenues for the foreseeable future, although percentages may vary.

For the current quarter, product shipments for PC BIOS and PC peripheral applications decreased to approximately 33% and 32% of total product revenue, respectively, from 41% and 34% for the comparable quarter of the prior year. Product shipments for consumer products, such as toys, video games and electronic organizers, increased to 20% of total product revenue from 16% for the comparable quarter of the prior year. While the Company intends to continue to diversify both the product applications and customer base, there can be no assurance that such diversification will be successful.

GROSS MARGIN. Gross margin was $7.3 million or 14% of net revenues for the nine months ended September 30, 1998 as compared to $8.3 million or 15% of net revenues for the comparable nine month period of the prior year. The decrease in gross margin is primarily due to declining average selling prices, somewhat offset by reductions in die prices, favorable spending and yield variances, and favorable warranty-related adjustments.

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

RESEARCH AND DEVELOPMENT. Research and development expenses were $10.8 million for the nine months ended September 30, 1998 as compared to $6.2 million for the comparable nine month period of the prior year. Research and development expenses were $4.3 million or 24% of net revenues during the third quarter of 1998 as compared to $2.0 million or 10% of net revenues during the comparable quarter of the prior year. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, increased prototyping, new product development and product qualification costs and process and development efforts related to future product introductions. Such increases may continue in both absolute dollars and as a percentage of revenue for the foreseeable future.

SALES AND MARKETING. Sales and marketing expenses were $5.2 million for the nine months ended September 30, 1998 as compared to $4.7 million for the comparable nine month period of the prior year. Sales and marketing expenses were $1.9 million or 10% of net revenues during the third quarter of 1998 as compared to $1.9 million or 9% of net revenues during the comparable quarter of the prior year. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and advertising and product literature expenses. The increase in expense from the same nine month period in the prior year corresponds primarily to increased personnel costs and advertising/collateral related spending. For the comparable three month period during 1997 and 1998, the flat spending is due to higher personnel costs offset by lower commissions expense related to lower product revenues for the third quarter of 1998. Sales and marketing expense may fluctuate over time primarily as a function of product revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.0 million for the nine months ended September 30, 1998 as compared to $3.3 million for the comparable nine month period of the prior year. The increase in general and administrative expenses between the periods related almost entirely to a nonrecurring charge of $0.5 million taken in connection with the termination of a land purchase agreement, as described in the Company's Report on Form 8-K, filed May 1, 1998. General and administrative expenses were $1.1 million or 6% of net revenues during the third quarter of 1998 as compared to $0.9 million or 4% of net revenues during the comparable quarter of the prior year.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income was $1.3 million for the nine months ended September 30, 1998 as compared to $1.4 million for the comparable nine month period of the prior year. Interest and other income was $0.3 million or 2% of net revenues during the third quarter of 1998 as compared to $0.6 million or 3% of net revenues during the comparable quarter of the prior year.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes was $0.6 million for the nine months ended September 30, 1998 as compared to a benefit of $1.3 million for the comparable nine month period of the prior year. The provision for income taxes was $2.2 million during the third quarter as compared to $35 thousand for the comparable quarter of the prior year. The increase was a result of a valuation allowance taken against the deferred tax asset of $4.4 million, offset by tax benefits recognized through June 30, 1998 at a 44% rate.

NET INCOME (LOSS) PER SHARE. The Company's net loss per share for the nine months ended September 30, 1998 was $0.47 as compared to a net loss per share of $0.14 for the comparable nine month period of the prior year. The increase in net loss is largely due to the valuation allowance taken in the current quarter, as well as the declining average selling prices. The Company's net loss per share for the current quarter was $0.32 as compared to net income per share of $0.02 in the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at September 30, 1998 consisted of $21.3 million of cash, cash equivalents, and short-term investments. On September 22, 1998, the Company signed a line of credit to secure additional working capital of up to $25 million, limited to 80% of eligible accounts receivable, to finance operational growth (see Note 5 of Notes to Condensed Consolidated Financial Statements). The Company believes that the cash and short-term investment balances, together with funds expected to be generated from operations and the line of credit, will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

For the nine month period ended September 30, 1998, the Company's operating activities used cash of $20.0 million, which consisted primarily of increases in net inventory of $4.2 million, decreases in accounts payable of $8.9 million, increases in accounts receivable and accounts receivable from related parties of $2.4 million and the net loss of $10.8 million, offset by depreciation and a decrease to the deferred tax asset. In comparison, the Company's operating activities for the comparable nine month period in the prior year provided cash of $18.0 million, primarily related to a net decrease in inventory of $10.7 million, a decrease in accounts receivable of $2.4 million, and an increase in accounts payable of $3.7 million, offset by a net loss of $3.1 million.

Cash flows provided by investing activities totaled $11.5 million for the nine month period ended September 30, 1998 and related primarily to the net sale of short-term investments for cash management purposes. In addition, the Company acquired capital assets of approximately $4.3 million during the current nine month period as compared to $1.0 million during the comparable nine months of the prior year. These expenditures were primarily for the purchase of design and engineering tools and computer equipment. Similar levels of capital spending are expected to continue, and may increase, during the rest of 1998.

The Company's financing activities used cash of approximately $1.0 million during the current nine month period, primarily for the repurchase of stock on the open market. During the current nine month period, the Company used funds of $1.6 million to purchase 449,000 shares of its common stock. Funds used were offset by $0.6 million of proceeds from the issuance of common shares under the Company's stock option program during the current nine months. In comparison, financing activities during the comparable nine month period of the prior year used $1.4 million and consisted of stock repurchases of $1.9 million offset by proceeds from stock option exercises of $0.5 million. The repurchase program expired on June 16, 1998.

READINESS FOR YEAR 2000

GENERAL
Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on primary management information and accounting systems (such as integrated general ledger, accounts receivable, accounts payable, sales order entry and purchasing modules), ancillary information systems (such as payroll, human resource and fixed asset tracking software), customer services infrastructure, embedded computer chips, networks and telecommunications equipment, manufacturing test equipment, research and development software tools and end products, electronic security systems and other systems whose operational ability may be adversely impacted by the year 2000. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial institutions and organizations, and of governments, both domestically and globally, directly and indirectly, for the accurate exchange of data and other business-critical resources.

The Year 2000 Project
The Company's Year 2000 Project ("the Project") informally began in 1997 within the information technology department. The department began to upgrade the Company's management information systems and personal computer hardware and software to be Year 2000 compliant. The Project's mission and strategy became formalized in August 1998. The Company plans to dedicate the equivalent of two full-time resources to the Project from the end of the fourth quarter of 1998 through the year 2000. The Project consists of an eight step approach; (1) awareness that no system is safe from Year 2000 problems, (2) inventorying SST internal and external resources and activities with potential Year 2000 issues, (3) assessment of every item in the inventory for Year 2000 compliance to determine where the problems lie, (4) planning a strategy for fixing the problems encountered, focussing first on the most business-critical functions, (5) remediation of business-critical processes followed by other processes, (6) testing of remediated processes,
(7) integration back into other functions within and outside of the Company, and (8) contingency planning to keep the Company functional in case Year 2000 compliance failures occur.

AWARENESS
The awareness stage is 100% complete as it relates to information technology-supported functions internal to the Company and 75% complete as it relates to all other internal and external operations of the Company. The Project has full executive and Board-level sponsorship and support at the appropriate levels of the Company. Project funding has been discussed and is being incorporated into the 1999 planning and budgeting process. The awareness stage is expected to be completed by the end of the fourth quarter of 1998.

INVENTORY AND ASSESSMENT
The Company is actively inventorying Company resources and assessing Year 2000 compliance of these resources. The inventory and assessment stages are both approximately 75% complete as they relate to information technology-supported functions, such as management information systems and accounting hardware and software, and approximately 40% complete as they relate to non-information technology supported functions, such as manufacturing test equipment and other
Company operations.   The inventory and assessment stages are expected to be
completed by the end of the first quarter of 1999.

Currently, the Company is conducting a survey of both its internal systems and the equipment and systems supported by third party providers to assess Year 2000 compliance. The Company also plans to contact its major customers, major vendors and other trading partners to assess Year 2000 compliance.
Approximately 10% of the Company's significant third party vendors have been contacted thus far. The survey is expected to be complete by the end of the first quarter of 1999. The Company plans to hire a specialized consultant to assist with and to review the survey.

PLANNING AND REMEDIATION
The Company has already begun to strategize on how to best fix the problems
encountered.   Decisions are made on a case by case basis, and approximately
70% of the problems can be fixed by the replacement or purchase of additional parts or software upgrades. The remaining 30% of the problems require replacement of the entire system. Because the Company is relatively young and does not use many proprietary systems, much of the cost of upgrading the Company's systems to ensure Year 2000 compliance is a part of the Company's practice of routinely upgrading information-related systems as new versions are released by vendors and is considered to be a normal cost of doing business. In this respect, the Company has already upgraded all of its personal computer hardware and operating systems, its network switches, and its primary management information and accounting systems to Year 2000 complaint versions. The cost incurred for this effort was approximately $250,000.

The planning and remediation stages are approximately 50% complete as they relate to information technology-supported functions and approximately 30% as they relate to non-information technology-supported functions. The planning and remediation stages are expected to be completed by the end of the second quarter of 1999.

TESTING AND INTEGRATION
The testing and integration stages are approximately 50% complete for items related to information technology-supported functions and 20% complete for items related to non-information technology supported functions. These stages are expected to be completed by the end of the third quarter of 1999.

Based upon the information available at this time, the future costs related to Year 2000 compliance are not expected to exceed $500,000. The cost estimate is based on the Company's current assessment of the projects identified and is subject to change as the projects progress. The estimate does not include potential costs related to any customer or other claims.

CONTINGENCY PLANNING
The contingency planning stage has recently begun and will be performed in conjunction with the planning and remediation stages. This stage is expected to be complete by the end of the second quarter of 1999.

RISKS
Despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact and that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be materially affected through disruption in the operation of the enterprises, financial institutions, or governmental entities with which the Company interacts. A failure to identify and or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. There is also a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time.

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PROJECT INCLUDE THE AVAILABILITY OF RESOURCES, THE COMPANY'S ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON SPECIFIC SYSTEMS AND FACILITIES, THE ABILITY OF THE COMPANY TO FULLY COMPLETE ALL STAGES OF ITS PROJECT, AND THE ABILITY OF SUPPLIERS AND CUSTOMERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


PART II

ITEM 1. LEGAL PROCEEDINGS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgement that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgement in the Company's favor on the basis that the '811 patent' and the '829 patent' were found to be invalid by another court. Atmel has indicated that they wil appeal the decision. On October 26, 1998, the Company filed for a motion of summary judgement that it does not infringe on the '673' patent. The trial on the remaining issues has been postponed until Atmel's appeal has been heard.

On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter.
On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has filed a notice of appealed of the decision.

On November 14, 1997, Intel Corporation ("Intel") sued the Company in the U.S. District Court for the District of Delaware. Intel's complaint alleged that the Company, by making, using and selling devices, was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought a judgment that the Company had infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company moved that the Delaware action be dismissed for lack of jurisdiction or in the alternative be transferred to California. On August 5, 1998, the District Court granted the Company's motion and dismissed the complaint on the grounds that the District Court could not exercise personal jurisdiction over the Company.

On September 14, 1998, Intel sued the Company in the U.S. District Court for the Northern District of California, San Jose Division. Intel's complaint alleged that the Company, by making, using and selling devices, was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel is seeking a judgment that the Company has infringed on the patent, an injunction prohibiting further infringement, an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. The Company has denied infringement of any of the Intel patents and has counter-claimed for invalidity and non-infringement of the Intel patents.
The Company believes that the substantive allegations in the Intel complaint are without merit and intends to vigorously defend itself against the action. The Federal Trade Commission has initiated contact with the Company to gather information about the case.

On July 31, 1998, the Company filed suit against Winbond Electronics of Taiwan ("Winbond") in the U.S. District Court for the Northern District of California, San Jose Division. The Company is suing for breach of contract and breach of covenant of good faith and fair dealing. The Company seeks damages and an injunction prohibiting Winbond from using any of the technology licensed to Winbond by the Company and a return of technical material transferred to Winbond under the original license agreement. Winbond has answered the complaint and has counter-claimed for a declaration that it is not in material breach of the agreement; that the Company has breached the agreement; that the Company has breached the covenant of good faith and fair dealing; that the Company has interfered with prospective economic advantage; that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code; and that the Company has committed acts of common law unfair competition. The Company has replied by denying these charges.

While the Company has accrued certain amounts for the estimated costs associated with these matters, there can be no assurance that the Atmel complaint, the Intel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1997.


EXHIBIT
NUMBER                 DESCRIPTION
-------        -----------------------
27             Financial Data Schedule


(b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:
Filed September 15, 1998, Intel Corporation filed suit against the Company alleging infringement of four patents.

                                SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 16th day of November, 1998.

                              SILICON STORAGE TECHNOLOGY, INC.


                              By:

                              /s/ BING YEH
                             -----------------
                              Bing Yeh
                              President, Chief Executive Officer
                                 and Director (Principal Executive Officer)

                              /s/ JEFFREY L. GARON
                             ------------------------
                              Jeffrey L. Garon
                              Vice President Finance & Administration,
                                 Chief Financial Officer and Secretary
                              (Principal Financial and Accounting Officer)