Form 10-K405
period 1998-12-31
SILICON STORAGE TECHNOLOGY INC
filed 1999-03-30
CIK 855906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO _________.
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
                                      --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No .
              --   --

Aggregate market value of the voting stock held by non-affiliates of the Company as of March 1, 1999: $82,761,225. based on the closing price of the Company's Common Stock as reported on NASDAQ. Number of shares outstanding of the Company's Common Stock, no par value, as of March 1, 1999: 23,231,221.

Documents incorporated by reference: Exhibits previously filed as noted on page
33. Index to Exhibits is on page 33.
Total number of pages in this Form 10-K is 59.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SILICON STORAGE TECHNOLOGY, INC.
                                      FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                  TABLE OF CONTENTS



PART I
         Item 1.  Business ...........................................................    3

         Item 2.  Properties .........................................................   14

         Item 3.  Legal Proceedings ..................................................   15

         Item 4.  Submission of Matters to a Vote of Security Holders ................   16

PART II

         Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters   17

         Item 6.  Selected Consolidated Financial Data ...............................   17

         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..............................................   18

         Item 7A.Quantitative and Qualitative Disclosures about Market Risk ..........   25

         Item 8.  Consolidated Financial Statements and Supplementary Data ...........   25

         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure ...............................................   26

PART III

         Item 10. Directors and Executive Officers of the Company ....................   27

         Item 11. Executive Compensation .............................................   29

         Item 12. Security Ownership of Certain Beneficial Owners and Management .....   31

         Item 13. Certain Relationships and Related Transactions .....................   32

PART IV
         Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K ....   33

Index to Exhibits ....................................................................   33

Signatures ...........................................................................   34

Index to Consolidated Financial Statements ...........................................   39


                                     PART I

ITEM 1.   BUSINESS

         Silicon Storage Technology, Inc. ("SST" or the "Company") was incorporated in California in 1989. The Company is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers small sector, medium density devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. The Company is developing higher density memory products to address broader markets such as digital cameras, voice recorders, memory cards, networking systems, digital cellular phones, telecommunications and printer font storage. The Company is also entering the 8-bit flash microcontroller industry segment with products to address the emerging application of in-system programmable ("ISP") flash microcontrollers and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications. Silicon Storage Technology, Inc., SuperFlash and the SST logo are registered trademarks of the Company. MTP, MPF, IAP, In-Application Programming, SoftLock and the FlashFlex51 are trademarks of the Company. The Company's executive offices are located at 1171 Sonora Court, Sunnyvale, California, 94086, and its telephone number is (408) 735-9110. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Risk Factors, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

         All of the Company's memory products are nonvolatile memory devices. Nonvolatile memory represents a major class of the semiconductor memory market. The nonvolatile memory market is experiencing significant growth and facing new performance, reliability and cost requirements. Nonvolatile memory devices are distinguished from volatile memory devices, such as static random access memories ("SRAMs") and dynamic random access memories ("DRAMs"), by their ability to retain data without a continuous supply of power. Virtually all microprocessor and microcontroller based electronic systems require nonvolatile memory to store "program code" consisting of a basic instruction set critical to the operation of the system and information regarding the system configuration.

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

PRODUCTS AND APPLICATIONS

         The Company currently designs and markets a variety of flash memory devices, higher density memory data storage products such as CompactFlash Cards, and flash microcontrollers, all of which incorporate and are manufactured using the Company's proprietary SuperFlash technology. The Company's products are differentiated based upon certain attributes, such as density, voltage, access speed, packaging and predicted endurance. The following tables set forth current product families, products and applications.

                                                   PAGE WRITE FLASH EEPROM

                                                  ACCESS                                                               INITIAL SHIP
  DENSITY      PRODUCT       DESCRIPTION       SPEED (ns)                           APPLICATION                            DATE
  -------      -------       -----------       ----------                           -----------                            ----
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

                                                SECTOR ERASE BYTE PROGRAM EEPROM

                                                  ACCESS                                                               INITIAL SHIP
  DENSITY      PRODUCT       DESCRIPTION       SPEED (ns)                           APPLICATION                            DATE
  -------      -------       -----------       ----------                           -----------                            ----
4Mbit          28SF040    Byte-Write, 5.0V      120, 150            Point of Sale Terminal, Video Game, Industrial        11/94
                                                                    Control
                                                                    Printer
               28LF040    Byte-Write, 3.0V      200, 250            Video Games                                           10/95
               28VF040    Byte-Write, 2.7V      200, 250            Data Bank, Organizer, Digital Cellular Phone,         10/96
                                                                    Pager

                                                  MULTI-PURPOSE FLASH (MPF)

                                                  ACCESS                                                               INITIAL SHIP
  DENSITY      PRODUCT       DESCRIPTION       SPEED (ns)                           APPLICATION                            DATE
  -------      -------       -----------       ----------                           -----------                            ----
2Mbit           39SF020        MPF, 5.0V            70, 90                           Modem, PC-BIOS                        9/98

                                                 MANY-TIME PROGRAMMABLE (MTP)

                                                  ACCESS                                                               INITIAL SHIP
  DENSITY      PRODUCT       DESCRIPTION       SPEED (ns)                           APPLICATION                            DATE
  -------      -------       -----------       ----------                           -----------                            ----
1Mbit           27SF010        MTP, 5.0V            70, 90                           Printer, Copier                       7/98


                                                 COMPACTFLASH PRODUCT FAMILY

                                                  ACCESS                                                               INITIAL SHIP
  DENSITY      PRODUCT       DESCRIPTION       SPEED (ns)                           APPLICATION                            DATE
  -------      -------       -----------       ----------                           -----------                            ----
4Mbyte         48CF004    CompactFlash Card     Reset to ready: 50                Digital cameras, PDAs                   11/98
8Mbyte         48CF008    CompactFlash Card     Reset to ready: 50                Digital cameras, PDAs                   11/98
12Mbyte        48CF012    CompactFlash Card     Reset to ready: 50                Digital cameras, PDAs                   11/98
16Mbyte        48CF016    CompactFlash Card     Reset to ready: 50                Digital cameras, PDAs                   12/98
24Mbyte        48CF024    CompactFlash Card     Reset to ready: 50                Digital cameras, PDAs                   12/98




                                                   FLASHFLEX51 PRODUCT FAMILY

                                                  ACCESS                                                               INITIAL SHIP
  DENSITY      PRODUCT       DESCRIPTION       SPEED (ns)                           APPLICATION                            DATE
  -------      -------       -----------       ----------                           -----------                            ----
20KB/256B      89C54      8-bit                 12 MHz @ 3V         VCD Player, PC Peripherals, Instrumentation,          11/98
                             Microcontroller                        Medical
36KB/256B      89C58      8-bit                 12 MHz @ 5V         VCD Player, PC Peripherals, Instrumentation,          11/98
                             Microcontroller                        Medical

         During 1998, substantially all of the Company's product revenues were derived from sales of the Company's small sector flash memory product lines, specifically from the Page Write Flash products and the Sector Erase/Byte Program Flash products. The largest applications of the Company's products are for PC peripheral applications and PC-BIOS storage by PC motherboard manufacturers. These products also address applications for communications devices and consumer electronics products such as video games, modems and set-top boxes.

         During 1998, the Company introduced two alternative flash families, the Multi-Purpose Flash ("MPF") product family and Many-Time Programmable ("MTP") product family. The purpose of these new families of products is to provide more complete coverage of application requirements. MPF is a cost-effective flash that addresses mainstream flash applications that require ISP. MTP devices provide a low cost flash solution by eliminating much of the peripheral circuitry of the existing high-functionality SuperFlash products while retaining the benefits of the SuperFlash core - high reliability, faster write performance, geometric scalability, and a low-cost manufacturing process. These products address EPROM and the low end of the flash market that does not require ISP. Initial shipments from both new product families were made to customers during the third quarter of 1998. Although the Company is encouraged by the initial acceptance of these products, there can be no assurance that sales volumes of these products will grow above their current levels.

         The CompactFlash Card product family was introduced during 1998 and features a series of five cards of differing densities. The Company's CompactFlash Card products leverage the Company's patented ATA controller technology and flash memory design expertise to offer favorable read/write data transfer rates to the flash memory, which allows significant speed advantages for CompactFlash Card users for applications such as digital cameras. Initial shipments were made to customers during the fourth quarter of 1998. Although the Company is encouraged by the initial acceptance of these products, there can be no assurance that sales volumes of these products will grow above their current levels.

         SST's 8-bit flash microcontroller product family is called the FlashFlex51 family and features products which are software and pin compatible with the industry standard 8051 microcontroller family with embedded proprietary high-performance CMOS SuperFlash memory. The product has a dual bank program memory organization to support concurrent flash read and write operations using In-Application Programming ("IAP") and contains SoftLock, security features to allow IAP while preventing software piracy. Initial shipments were made to customers during the fourth quarter of 1998. Although the Company is encouraged by the initial acceptance of these products, there can be no assurance that sales of these products will grow above their current levels.

         The Company is in the process of developing more MPF and MTP derivative memory products with different densities and maintaining the voltage requirement of either the 5.0V or 2.7V. The Company also continues to develop new products in its CompactFlash and FlashFlex51 product families. In addition, the Company is developing other memory products in different industry segments, such as combination memory (for example: flash with SRAM or E(2)PROM on a monolithic chip) and other data storage products. However, there can be no assurance that such products will be successfully developed, that the Company can anticipate future market demands or that the products it develops will meet future market needs. A decline in market demand for the Company's SuperFlash standard small sector products may adversely affect the Company's operating results. The risk associated with the Company's present revenue reliance on its small sector SuperFlash products is heightened by the concentration of product sales in the PC motherboard, CD-ROM drive and video game industry markets. A decline in demand in the PC, PC peripheral or consumer industries could have a material adverse effect on the Company's operating results and financial condition.

SALES AND DISTRIBUTION

         The Company's products are commodity products, and sales are highly dependent on the overall strength and sales of the PC, PC peripheral product and consumer electronic industries. A reduction in activity in one of these industries could have an adverse impact on the Company's product revenues and overall earnings. In 1998, the semiconductor memory industry experienced significant declines in average selling prices for all memory products, including flash memory. Such significant price declines have impacted gross margins in 1998 and, should they continue, will impact gross margins in 1999 and beyond.

         Most of the Company's sales are made to customers in Asia for use in PCs, PC peripherals and consumer electronics. The Company primarily sells to customers in Asia through manufacturers' representatives. The Company sells and distributes its products in North America and Europe through a sales organization supported primarily by manufacturers' representatives and distributors. These manufacturers' representatives and distributors could discontinue selling the Company's products at any time. Two of the Company's manufacturers' representatives accounted for 28% of product revenues during 1998. The loss of any of these manufacturers' representatives or any other significant manufacturers' representative or distributor could have an adverse effect on the Company's operating results and financial condition.

         During 1998, one customer, Silicon Technology Company, Ltd., in which the Company holds a 14% equity investment, accounted for 15% of the Company's net revenues. International product and license revenues represented approximately 86% or $80.3 million, 87% or $65.3 and 93% or $64.3 million of the Company's net revenues during fiscal 1996, 1997 and 1998, respectively. Most of the Company's international revenues during 1996 through 1998 have been earned on shipments to Asian manufacturers in the personal computer industry. These customers include Acer, Actron Technology Co., Ltd., First International Computer, Giga-Byte Technology Corporation, Asustek Computer Corporation, Adaptec, Group Sense, Silicon Technology Company, Ltd., Compal Electronics, Grand Wide Technology Limited, STD Manufacturing Ltd., Serial Systems and Quantum Designs. The Company's products are also being used in CD-ROM drives, DVD players, hard disk drives, video games, and portable electronic devices manufactured by Sony Corporation, Hitachi Corporation, Matsushita Electronics Industries, Toshiba Corporation, TEAC AMERICA, INC., NEC, and InterAct Accessories, Inc.

         Due to its level of international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. During 1997 and 1998, currency depreciation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1998, the Company derived 82% of its sales revenue from the Far East. Economic problems in this region can have an adverse impact on the Company's total revenues and can negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the financial sectors of these countries may impact the customers' ability to open letters of credit or other financial instruments that are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers, assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business that, in turn, may negatively impact their ability to adequately supply the Company. Finally, the current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products as the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may continue to have a material adverse effect on the Company's operating results due to the anticipated concentration of the Company's activities in this region for the foreseeable future. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the exchange rate of currencies may increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive when compared to competitors' products that are denominated in local currencies. The Company has experienced, and may continue to experience, material adverse effects on its operations as a result of such regulatory, geopolitical and other factors. These events may adversely impact the Company's operations or may require the Company to modify its current business practices.

MANUFACTURING

         The Company subcontracts to semiconductor manufacturing foundries. As of December 31, 1998, the Company's major wafer fabrication foundries were Sanyo Electric Co. Ltd. ("Sanyo") and Taiwan Semiconductor Manufacturing Co. Ltd. ("TSMC"). In the past, the Company was not always able to procure sufficient wafers from its current wafer fabrication foundries to meet all of the demand and experienced difficulties in meeting scheduled shipments to its customers. There can be no assurance that such a situation, which resulted in allocating available products among its customers, may not recur again in the future.

         In order to obtain, on an ongoing basis, an adequate supply of wafers, especially for future products fabricated using advanced processing technologies, the Company has considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and/or the licensing of its proprietary technology. There can be no assurance that the Company's current foundries, together with any additional foundries whose capacities might be obtained, will be willing or able to satisfy all of the Company's requirements on a timely basis at competitive prices.

         In 1997, the Company entered into an agreement with TSMC. Under the agreement, TSMC licenses the Company's technology to manufacture wafers, pays a royalty on wafers manufactured using the Company's technology, and grants the Company favorable considerations for wafer pricing and capacity allocation. The Company has agreed to provide TSMC with the information necessary to establish the Company's technology in TSMC's foundry. Full production began in the third quarter of 1997. No royalty revenue was received from TSMC in 1998. There can be no assurance that TSMC will be able to attain volume production in a timely fashion or that TSMC will allocate sufficient production capacity to the Company to satisfy the Company's wafer requirements.

         The Company purchases wafers from Sanyo under a manufacturing agreement that expires in the year 2009. In addition, the Company has an arrangement with Sanyo to cost-share changes in the exchange rate fluctuations of the Japanese yen to the U.S. dollar. The arrangement can have a favorable or an unfavorable impact on the Company's cost of revenues for certain standard memory products depending on the exchange rate fluctuations of the Japanese yen to the U.S. dollar. During 1998, receipts and payments under this arrangement were not significant. In the past, the Company also purchased wafers from Winbond Electronics of Taiwan ("Winbond") under a licensing agreement that expires in the year 2008. During 1997 and 1998, no wafers were purchased from Winbond. However, royalty revenue was received from Winbond. At the current time, the Company has terminated the agreement and is suing Winbond for breach of contract. A counter-suit has been filed by Winbond with regard to the same matter. Refer the Legal Proceedings section for specific information on the Winbond litigation.

         In 1996, the Company entered into an agreement with Seiko Epson Corporation ("Seiko Epson") whereby Seiko Epson paid the Company an upfront license fee, agreed to pay the Company a royalty on wafers manufactured using the Company's technology other than those wafers produced for sale to the Company and to provide the Company with a monthly minimum quantity of wafers which increases over time. The Company has granted Seiko Epson a license to use certain of the Company's technology to manufacture wafers and to provide Seiko Epson with the information necessary to establish the Company's technology in Seiko Epson's foundry. In 1997, the Company entered into an agreement with Seiko Epson, which extended the technology license coverage and provided the Company with increased capacity for the production of products using 0.33 - 0.35 micron technology. In the past, the Company has encountered delays in the qualification process and production ramp-up at other facilities, and there can be no assurance that the Company will not experience future delays in the qualification or production ramp-up of this facility. Royalty revenue was received from Seiko Epson in 1998 relating to Seiko's use of the Company's technology, however, the amount was not significant in relation to the overall financial position of the Company.

         In 1998, the Company entered into an agreement with Samsung Semiconductor Corporation ("Samsung"), whereby Samsung paid the Company an up-front license fee in 1998, agreed to pay a royalty on sales of products using the Company's technology, and also agreed to provide minimum wafer foundry capacity. In the past, the Company has encountered delays in the qualification process and production ramp-up at other facilities, and there can be no assurance that the Company will not experience future delays in the qualification or production ramp-up of this facility. The Company granted Samsung a license to use certain of the Company's technology for its embedded ASIC and microcontroller products. In addition, the two companies will collaborate on CompactFlash Card products. No royalty revenue was received from Samsung in 1998.

         In 1998, wafer sort was performed at Sanyo and TSMC. The Company may add additional wafer sort capacity at the foundries; however, there can be no assurance that the Company will not experience delays in the qualification or production ramp-up of such facilities. In the assembly process, the silicon wafers are separated into individual die that are assembled into PDIP, PLCC or TSOP packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to the Company's quality assurance program at the Company's test facilities in Sunnyvale, California or at other domestic or international subcontracted facilities. Finishing operations are performed at the Company's facility in Sunnyvale, California or at other domestic or international subcontracted facilities before shipment to customers. During 1998, in order to reduce costs, the Company focused on consolidating assembly/packaging, test and finishing operations at one location. The three facilities currently performing these consolidated operations are Lingsen in Taiwan, Anam in Korea and Gateway Electronics in the Philippines. For newly released products, most of the test and finishing activities are performed at the Company's facility in Sunnyvale, California. In the event of a rapid growth in demand for the Company's products, there is no assurance that the Company will be able to procure a sufficient supply of packages to satisfy its customers from its package assembly foundries or that it will not experience delays in the production ramp-up of future facilities.

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

RESEARCH AND DEVELOPMENT

         During 1996, 1997 and 1998, the Company spent $6.9 million, $8.7 million and $14.5 million, respectively, on research and development. The Company is developing 16Mbit and higher density products with applications for networking systems, cellular telephones, printer font storage, digital cameras, voice recorders, and memory cards. The Company is also developing flash microcontroller products to address the emerging applications of ISP flash microcontrollers and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications. In addition the Company is developing a new 0.25 micron process for these high density products. The markets for the Company's products are characterized by rapidly changing technology, product obsolescence, and the frequent introduction of new products. There can be no assurance that the Company can anticipate future market demands or that the products it develops will meet future market needs.

         The Company's ability to succeed depends upon its ability to develop new products for markets with which the Company has limited or no experience. There can be no assurance that the Company will be able to identify new product opportunities, much less that the Company will be able to develop and market new products successfully. The Company competes with other technology companies for qualified engineers for the development of new products. There is no guarantee that the Company can hire or retain qualified engineers. Delays in developing new products or achieving volume production of new products could have a material adverse effect on the Company's operations and financial condition. In addition, there can be no assurance that such products, even if introduced, will gain market acceptance or that the Company will be able to respond effectively to new technological changes or new product announcements by others.

         From time to time the Company invests in, jointly develops with or licenses or acquires technology from other companies in the course of developing products. Payments under such agreements during 1998 were not individually significant.

COMPETITION

         The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, and other resources than the Company. The Company's medium density products, sales of which presently account for substantially all of the Company's revenues, compete principally against products offered by Intel Corporation ("Intel"), Advanced Micro Devices, Inc., Atmel Corporation ("Atmel"), STMicroelectronics, Inc. ("STMicro"), Winbond, and Macronix, Inc. If the Company is successful in developing its high density products, it expects that these products will compete principally with products offered by Intel, Advanced Micro Devices, Inc., Atmel, Fujitsu Limited, Sharp Electronics Corporation, Samsung Semiconductor, Inc., and Toshiba Corporation, as well as any new entrants to the market. In addition, the Company believes that a primary source of competition comes from alternative technologies. If ferroelectric random access memory devices ("FRAMs") technology is commercialized for higher density applications, additional competition may result from companies that offer FRAMs.

         With the introduction of the Company's new products such as the FlashFlex51 microcontroller product family and the CompactFlash product family, the competition in these existing markets which the Company is just beginning to enter is extremely intense. The Company competes principally with major companies such as Philips Electronics, Atmel, Intel, and Microchip Technology Inc. in the microcontroller market and with SanDisk Corporation and Hitachi Corporation in the memory card market. Even if the Company is successful in penetrating these existing markets, there may be declines in the average selling prices of these products which may adversely impact the Company's ability to compete in these markets.

         The Company may, in the future, experience direct competition from its foundry partners. The Company has licensed to each foundry the right to fabricate products based on the Company's technology and circuit design, and to sell such products worldwide, subject to royalty payments to the Company. There can be no assurance that the Company will be able to compete successfully in the future.

         The Company believes that the principal factors upon which its products must compete are price, reliability, functionality and the ability to offer timely delivery to customers. The current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation has exacerbated the current decline in the average selling prices for the Company's products as the Company's competitors reduce product prices to generate needed cash. While the Company believes that its medium density products currently compete favorably on the basis of reliability and functionality, the Company's principal competitors have a significant advantage over the Company in terms of financial, technical and marketing resources. The long-term ability of the Company to compete successfully in the evolving flash memory market will depend on factors both within and beyond its control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of its competitors and general economic conditions. The failure of the Company to compete successfully in these or other areas could materially and adversely affect the Company's business, operating results and financial condition.

TECHNOLOGY LICENSING

         The Company's products are designed around patented memory cell technology and are fabricated using patented process technology. The Company owns 20 U.S. patents concerning certain aspects of its products and processes, although not all of these patents are in the field of memory cell or process technology. Foreign patent applications have been filed in Europe, Japan and Canada. There can be no assurance that pending patent applications will be granted. The Company's products are also protected by copyrights and mask work production rights. There can be no assurance, however, that the Company's patents, copyrights or mask work production rights will provide meaningful protection from competition, especially outside the U.S. Refer to the Legal Proceedings section for specific information on claims made by and against the Company's competitors. The Company's operating results could be materially adversely affected by piracy of the Company's intellectual property.

         The Company has from time to time received, and may in the future receive, communications from third parties asserting patent rights embracing the Company's products. Refer to the Risk Factors section, LIMITS OF PATENT PROTECTION; CLAIMS OF OTHERS for specific information on claims against the Company in patent and other intellectual property matters.

         The Company has licensed to its current foundries the right to fabricate products based on the Company's technology and to sell such products worldwide, subject to royalty payments to the Company. The Company intends to license its technology to other third parties in the future who may also compete against the Company. Revenue from license or other technology arrangements is recognized upon the delivery of all specified technology documentation and/or products if the fee is fixed and determinable, collection of the fee is probable, and there are no remaining obligations from the Company. For license and other arrangements under which the Company is obligated to provide unspecified upgrades, revenue is recognized ratably over the shorter of the contract term or the estimated economic life of the technology beginning upon delivery of all specified technology documentation and/or products.

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

EMPLOYEES

         As of December 31, 1998, the Company employed 217 individuals on a full-time basis, all but three of whom reside in the U.S. Two employees reside in Japan and one in England. Of these 217 employees, 55 were employed in manufacturing support, 94 in engineering, 37 in sales and marketing and 31 in administration and finance. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

RISK FACTORS

         The following factors should be considered carefully in addition to other information contained in this report:

FLUCTUATIONS IN OPERATING RESULTS; NET LOSSES FOR THE PAST TWO FISCAL YEARS. The Company has a limited operating history and its operating results are subject to quarterly and annual fluctuations due to a variety of factors including the availability, deliverability and cost of wafers from the Company's suppliers, competitive pricing pressures and related changes in average selling prices, fluctuations in manufacturing yields, new product announcements and introductions by the Company or its competitors, changes in demand for, or in the mix of, the Company's products, the gain or loss of significant customers, market acceptance of products utilizing the Company's SuperFlash technology, changes in the channels through which the Company's products are distributed, exchange rate fluctuations, unanticipated research and development expenses associated with new product introductions and the timing of significant orders. Specifically, industry overcapacity during 1998 has resulted in higher than normal price declines in the markets in which the Company sells. This significant price erosion has unfavorably impacted the Company's revenues, gross margins and profitability during the year, resulting in net losses, and should they continue, will impact gross margin in 1999 and beyond.

         Operating results could also be adversely affected by general economic conditions and a downturn in the market for consumer products, which incorporate the Company's products, such as personal computers and cellular telephones. All of these factors, and other factors, are difficult to forecast and can materially affect the Company's quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in the Company's stock price.

         The Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on results of operations and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE. In recent years, the stock market in general, and the price of stock of technology companies in particular, have experienced extreme price fluctuations, sometimes without regard to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions or broad market trends unrelated to performance may have a significant effect on the market price of the Company's Common Stock.

LIMITED OFFERING OF PRODUCT LINES; CONCENTRATION OF PRODUCT APPLICATION. The Company's sales are concentrated in the nonvolatile memory sector of the semiconductor memory market. During 1998, substantially all of the Company's product revenues were derived from sales of the standard flash memory product families. A decline in market demand for the Company's Page Write Flash and Sector Erase/Byte Program Flash products may adversely affect the Company's operating results. In addition, during 1998 the majority of product revenues came from sales to customers in the personal computer and computer peripherals industries. A decline in demand in these industries could have a material adverse effect on the Company's operating results and financial condition.

NEED FOR ADDITIONAL CAPITAL. Bringing new products to market and ramping up inventory has significant working capital requirements. During 1998, the Company signed a credit agreement to provide potential on-going working capital requirements. However, there can be no assurance that events in the future will not require the Company to increase borrowing under the line of credit, sell additional shares of the Company's stock or seek additional borrowings or capital, and if so required, that such options will be available on terms acceptable to the Company. If the Company issues additional shares of common stock, investors will experience dilution with respect to their investment.

LIMITS OF PATENT PROTECTION; CLAIMS OF OTHERS. The Company owns 20 U.S. patents concerning certain aspects of its products and processes. Foreign patent applications have been filed in Europe, Japan, and Canada. There can be no assurance that pending patent applications will be granted. The Company's products are also protected by copyrights and mask work production rights. There can be no assurance, however, that the Company's patents, copyrights or mask work production rights will provide it meaningful protection from competition, especially abroad. The Company's operating results could be materially adversely affected by piracy of the Company's intellectual property.

         On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgment in the Company's favor on the basis that the '811 patent' and the '829 patent' were found to be invalid by another court. Atmel has appealed the decision. No date has been set for oral argument. On October 26, 1998, the Company filed for a motion of summary judgment that it does not infringe on the '673' patent. The trial on the remaining issues has been postponed until Atmel's appeal is heard.

         On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC initiated an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has filed a notice of appeal of the decision. The Federal Circuit has ordered the ITC to reconsider its decision on the '903 patent'. No schedule has been set for the new hearing.

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

         On July 31, 1998, the Company filed suit against Winbond Electronics of Taiwan ("Winbond") in the U.S. District Court for the Northern District of California, San Jose Division. The Company is suing for breach of contract and breach of covenant of good faith and fair dealing. The Company seeks damages and an injunction prohibiting Winbond from using any of the technology licensed to Winbond by the Company and a return of technical material transferred to Winbond under the original license agreement. Winbond has answered the complaint and has counter-claimed for a declaration that it is not in material breach of the agreement; that the Company has breached the agreement; that the Company has breached the covenant of good faith and fair dealing; that the Company has interfered with prospective economic advantage; that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code; and that the Company has committed acts of common law unfair competition. The Company has replied by denying these charges. The Company believes that the substantive allegations in the Winbond counter-complaint are without merit and intends to vigorously defend itself against the action.

          In addition to Atmel and Intel, the Company has from time to time received and may in the future receive, communications from third parties asserting patent rights embracing the Company's products. The Atmel and Intel complaints state that the Company's use of its SuperFlash technology infringes the patents of those third parties. Since the design of all the Company's products are based on the Company's SuperFlash technology, any finding that the Company's use of its SuperFlash technology infringes a third party patent could have a material adverse effect on the Company's entire product line and operating results. The Company has responded to each of these claims of infringement asserting defenses that it believes are meritorious. There can be no assurance that other third parties will not bring suit against the Company claiming an infringement of intellectual property. The Company cannot predict the effects of any such litigation. If any of the Company's products were found to infringe the protected technology of a third party, there can be no assurance that the Company could license such technology on commercially reasonable terms or that the Company could successfully operate without such technology. Moreover, the Company, if found to infringe, could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the U.S. any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a material adverse effect on the Company's operating results.

DEPENDENCE ON FOREIGN FOUNDRIES. The Company does not have the complete internal capability to manufacture its products. The Company currently buys all of its wafers, an integral component of its products, from a limited number of suppliers. Failure by these suppliers to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues or higher than anticipated cost of revenues, which would affect operating results adversely. During 1998, substantially all of the wafers and sorted die were supplied by Sanyo and TSMC.

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

DEPENDENCE ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS. Most of the Company's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives are responsible for substantially all sales into Taiwan, which accounted for 28% of the Company's product revenues during 1998. The loss of any of the manufacturers' representatives or any other significant manufacturers' representatives or distributors could have a material adverse effect on the Company's operating results.

DEPENDENCE ON FLASH MEMORY MARKET. All of the Company's products, as well as all new products currently under design, are stand alone flash memory devices or devices embedded with flash memory. A technology other than SuperFlash may be adopted as the industry standard. The Company's competitors are generally in a better financial and marketing position than the Company from which to influence industry acceptance of a particular flash technology. To the extent those competitors are able to promote a technology other than SuperFlash as an industry standard, the Company's operating results and financial condition may be adversely affected.

PRICE VOLATILITY; RECENT MARKET CONDITIONS; COMPETITION. The semiconductor memory industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. Historically, the selling prices for semiconductor memory products fluctuate significantly with changes in the supply and demand for these products. During 1998, industry over capacity resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time, as market conditions indicate that growth in worldwide supply outpaced growth in demand during 1998 and such market conditions may continue into 1999 and beyond. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. However, there can be no assurance that these activities will be implemented in a timely manner to offset anticipated future declines in average selling prices.

         The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, and other resources than the Company. Many of the Company's competitors have recently added significant capacity for the production of semiconductor memory components. The Company's medium density products, sales of which presently account for substantially all of the Company's revenues, compete principally against products offered by Intel Corporation, Advanced Micro Devices, Inc., Atmel Corporation, STMicro, Sanyo, Winbond Electronics Co. and Macronix, Inc. If the Company is successful in developing its high density products, it expects that these products will compete principally with products offered by Intel Corporation, Advanced Micro Devices, Fujitsu Limited, Sharp Electronics Corporation, Samsung Semiconductor, Inc., SanDisk Corporation and Toshiba Corporation, as well as any new entrants to the market.

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

INTERNATIONAL OPERATIONS. During 1996, 1997, and 1998, export product and licensing accounted for approximately 86%, 87%, and 93% of the Company's net revenues, respectively. Due to its international sales and manufacturing, the Company is exposed to risks associated with tariffs, non-tariff trade barriers, taxes, import license requirements, exchange rate fluctuations, foreign government regulations, and geopolitical risks such as political and economic instability including changes in diplomatic and trade relations.

         During 1998, currency fluctuation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1998, the Company derived 82% of its product revenue from the Far East. Economic instability in this region may have an adverse impact on the Company's total revenues and may negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the financal sectors of these countries may impact the customers' ability to open letters of credit or other financial instruments which are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business, which in turn may negatively impact their ability to adequately supply the Company. Finally, the economic situation may exacerbate the current decline in average selling prices for the Company's products if the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region will have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The markets for the Company's product are characterized by rapidly changing technology, product obsolescence, and the frequent introduction of new products. The Company's ability to succeed depends on its ability to develop products with which the Company has limited or no experience. There can be no assurance that the Company will be able to identify new product opportunities, or that the Company will be able to both develop and market new products successfully or in a timely fashion.

PURCHASE OF MANUFACTURING CAPACITY. In order to obtain additional manufacturing capacity, the Company has considered expenditures in the form of deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with wafer fabrication companies. Any such transaction could involve a Company commitment of substantial capital and technology licenses in return for production capacity. The need to commit substantial capital may require the Company to seek additional equity or debt financing. There can be no assurance that such additional financing, if required, will be available when needed on terms acceptable to the Company. The Company's inability to secure such financing, if needed, could have a material adverse impact on the Company's operating results.

READINESS FOR YEAR 2000. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments, both domestically and globally, directly for accurate exchange of data and indirectly. The Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact and that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. Refer to specific details regarding the Company's state of readiness for year 2000 in the section called Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

         The Company occupies three leased facilities totaling approximately 53,000 square feet in Sunnyvale, California in which its executive offices, manufacturing engineering, research and development and testing facilities are located. The lease on the first two of these facilities that the Company occupies, accounting for approximately 33,000 square feet, expires in May 2003. The lease on the third facility of 20,000 square feet expires in April 2000. It is renewable with one two-year option to extend the lease. The Company believes these facilities are adequate to meet its needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

         On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgment in the Company's favor on the basis that the '811 patent' and the '829 patent' were found to be invalid by another court. Atmel has appealed the decision. No date has been set for oral argument. On October 26, 1998, the Company filed for a motion of summary judgment that it does not infringe on the '673' patent. The trial on the remaining issues has been postponed until Atmel's appeal is heard.

         On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC initiated an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has filed a notice of appeal of the decision. The Federal Circuit has ordered the ITC to reconsider its decision on the '903 patent'. No schedule has been set for the new hearing.

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

         On July 31, 1998, the Company filed suit against Winbond Electronics of Taiwan ("Winbond") in the U.S. District Court for the Northern District of California, San Jose Division. The Company is suing for breach of contract and breach of covenant of good faith and fair dealing. The Company seeks damages and an injunction prohibiting Winbond from using any of the technology licensed to Winbond by the Company and a return of technical material transferred to

Winbond under the original license agreement. Winbond has answered the complaint and has counter-claimed for a declaration that it is not in material breach of the agreement; that the Company has breached the agreement; that the Company has breached the covenant of good faith and fair dealing; that the Company has interfered with prospective economic advantage; that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code; and that the Company has committed acts of common law unfair competition. The Company has replied by denying these charges. The Company believes that the substantive allegations in the Winbond counter-complaint are without merit and intends to vigorously defend itself against the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter to a vote of security holders.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

         The principal U.S. market for the Company's Common Stock is The Nasdaq Stock Market. In 1998, NASD, parent of The Nasdaq Stock Market, merged with the American Stock Exchange. Subsequent to the merger, The Nasdaq-Amex Market Group was created as a holding company under which both The Nasdaq Stock Market and the American Stock Exchange function as independent subsidiaries, which separate listed companies. The only class of the Company's securities that is traded is the Company's Common Stock. The Company's Common Stock has traded on The Nasdaq Stock Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, mark-downs, or commissions. The closing sales price of the Company's Common Stock on December 31, 1998 (the last trading day in 1998) was $2.438.


1997:                                                                       HIGH CLOSE        LOW CLOSE
                                                                            ----------        ---------
First Quarter:    January 1 - March 31, 1997                                 $ 5  1/4         $ 3   1/4
Second Quarter:   April 1 - June 30, 1997                                      4  1/8           2   3/4
Third Quarter:    July 1 - September 30, 1997                                  8                3   1/4
Fourth Quarter:   October 1 - December 31, 1997                                6  5/8           3   1/8


1998:                                                                         HIGH CLOSE       LOW CLOSE
                                                                              ----------       ---------
First Quarter:    January 1 - March 31, 1998                                  $ 3   3/4       $  2 15/16
Second Quarter:   April 1 - June 30, 1998                                       3 11/16          2 21/32
Third Quarter:    July 1 - September 30, 1998                                   4   1/4          2  1/32
Fourth Quarter:   October 1 - December 31, 1998                                 2   3/4          1  5/16


Approximate Number of Equity Securityholders

         As of December 31, 1998, there were approximately 3,606 record holders of the Company's Common Stock.

Dividends

         The Company has never paid a cash dividend on its Common Stock and intends to continue to retain earnings, if any, to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Report. The statements of operations data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data at December 31, 1997 and 1998 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Report. The statements of operations data for the year ended December 31, 1994 and 1995 and the balance sheet data at December 31, 1994, 1995 and 1996 are derived from audited financial statements not included in this Report. The results of operations are not necessarily indicative of the results to be expected for future periods.


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                            1994         1995         1996          1997        1998
                                                         ------------  ----------  -----------   -----------  ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues:
    Product revenues                                          $3,355     $38,283      $90,638       $73,796     $66,875
    License revenues                                             730       1,245        2,652         1,526       2,536
                                                         ------------  ----------  -----------   -----------  ----------
      Total net revenues                                       4,085      39,528       93,290        75,322      69,411
                                                         ------------  ----------  -----------   -----------  ----------

Costs and expenses:
    Cost of revenues                                           4,080      26,360       59,494        62,747      62,703
    Research and development                                   2,722       4,058        6,948         8,744      14,527
    Sales and marketing                                          599       2,455        5,292         6,587       7,290
    General and administrative                                   910       1,464        3,370         9,479       4,592
                                                         ------------  ----------  -----------   -----------  ----------
                                                               8,311      34,337       75,104        87,557      89,112
                                                         ------------  ----------  -----------   -----------  ----------
      Income (loss) from operations                          (4,226)       5,191       18,186      (12,235)    (19,701)
Interest and other income, net                                    77         517        1,763         2,146       1,573
Interest expense                                               (309)       (273)            -             -        (31)
                                                         ------------  ----------  -----------   -----------  ----------
      Income (loss) before provision for (benefit from)      (4,458)       5,435       19,949      (10,089)    (18,159)
      income taxes
Provision for (benefit from) income taxes                         51       (594)        7,598       (3,165)       (571)
                                                         ------------  ----------  -----------   -----------  ----------
      Net income (loss)                                     ($4,509)      $6,029      $12,351      ($6,924)   ($17,588)
                                                         ------------  ----------  -----------   -----------  ----------
                                                         ------------  ----------  -----------   -----------  ----------
Net income (loss) per share - basic                          ($0.59)       $0.70        $0.54       ($0.30)     ($0.77)
                                                         ------------  ----------  -----------   -----------  ----------
                                                         ------------  ----------  -----------   -----------  ----------
Net income (loss) per share - diluted                        ($0.59)       $0.32        $0.49       ($0.30)     ($0.77)
                                                         ------------  ----------  -----------   -----------  ----------
                                                         ------------  ----------  -----------   -----------  ----------
Total assets                                                  $7,749     $66,403      $80,914       $82,539     $56,138
                                                         ------------  ----------  -----------   -----------  ----------
                                                         ------------  ----------  -----------   -----------  ----------
Long-term obligations                                         $3,571       $   -        $   -          $  -        $663
                                                         ------------  ----------  -----------   -----------  ----------
                                                         ------------  ----------  -----------   -----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN ITEM 1 UNDER HEADING "RISK FACTORS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS.

RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

OVERVIEW. All of the Company's products are currently manufactured through collaborative manufacturing relationships with two semiconductor manufacturers:
Sanyo and TSMC. To date, the Company has obtained the majority of its wafers and sorted die from Sanyo and TSMC. The Company's orders to these manufacturers are based upon existing and forecasted customer demand. In the past, as demand for the Company's products has increased, the Company has been unable to obtain its desired allotment of wafers. The Company has entered into agreements with Seiko Epson, TSMC, Samsung, Sanyo, IBM and Acer to obtain additional wafer manufacturing capacity. Bringing a new manufacturer up to full volume production is a complex procedure and there can be no assurance that any of these facilities will be able to achieve volume production in a timely fashion or that these facilities will allocate sufficient production capacity to the Company. The Company is in the process of transitioning production of its primary SuperFlash products to smaller geometries, thereby increasing the number of usable die per wafer that the Company receives from its manufacturers. There can be no assurance that the Company will be able to complete such transitions in a timely and cost effective manner.

         Average selling prices of the Company's products have declined significantly over the past two years, and average selling prices of semiconductor products have generally declined over time and are expected to decline in the future, principally due to increased market competition. Specifically, industry overcapacity during 1997 and 1998 has resulted in higher than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects that this price erosion may continue for some time. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. If such activities can not be implemented in a timely manner, losses may result and liquidity may be impacted.

         During 1998, the Company derived approximately 28% of its product revenues from sales to Taiwan-based PC manufacturers. The Company intends to diversify its customer base by increasing sales in other geographic areas and targeting additional high volume applications such as the cellular telephone, pager, modem, hard disk drive, electronic organizer and set-top box markets. The Company anticipates that if sales in Japan, the United States and Europe increase, overall days sales outstanding may increase. During 1996, 1997 and 1998, international product and license revenues accounted for approximately 86% or $80.3 million, 87% or $65.3 million, and 93% or $64.3 million of the Company's net revenues, respectively. The Company is in the process of increasing the scope of its international operations and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks associated generally with international sales, including the effect of exchange rate fluctuations, economic conditions, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions.

         During 1998, currency devaluation and economic deflation were experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1998, the Company derived 82% of its product revenue from the Far East. Economic problems in this region may have an adverse impact on the Company's total revenues and may negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the financial sectors of these countries may impact the customers' ability to open letters of credit or other financial instruments that are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business, which in turn may negatively impact their ability to adequately supply the Company. Finally, the economic situation may exacerbate the current decline in average selling prices for the Company's products if the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region will have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.

NET REVENUES. Net revenues decreased from $93.3 million in 1996 to $75.3 million in 1997 and to $69.4 million in 1998. Net unit shipments were 28.8 million units in 1996, 36.8 million units in 1997 and 50.9 million units in 1998. Decreases in net revenues were due to lower average selling prices in each year despite increases in units shipped each year as compared to the prior year.

         Product revenues were $90.6 million in 1996, $73.8 million in 1997, and $66.9 million in 1998. The decrease from 1996 to 1998 was primarily the result of a decline in average selling prices due to industry overcapacity. Direct sales to customers are recognized upon shipment of product net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such revenues, related costs of revenues and related gross margin until the merchandise is sold by the distributor to the end user.

         The Company's ability to maintain or increase revenues is highly dependent upon its ability to increase unit sales volumes and decrease manufacturing costs of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in average selling prices. The Company's ability to increase its unit sales volumes depends on the capacity of its manufacturers' representatives and distributors to generate orders, increasing its wafer capacity allocation from current foundries, improving the yield of die per wafer from its foundries through reductions in the die size of the Company's products, adding additional foundries and implementing advanced process technologies. Industry overcapacity during 1997 and 1998 has resulted in greater than normal price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects that this price erosion may continue throughout 1999.

         License revenues were $2.7 million in 1996, $1.5 million in 1997, and $2.5 million in 1998. Most of the Company's technology licenses provide for the payment of upfront license fees and continuing royalties based on product sales. Revenue from license or other technology arrangements is recognized upon the delivery of all specified technology documentation and/or products if the fee is fixed and determinable, collection of the fee is probable, and there are no remaining obligations from the Company. For license and other arrangements under which the Company is obligated to provide unspecified upgrades, revenue is recognized ratably over the shorter of the contract term or the estimated economic life of the technology beginning upon delivery of all specified technology documentation and/or products. The Company anticipates that license revenues will fluctuate significantly in the future. See Note 1 of Notes to Consolidated Financial Statements.

COST OF REVENUES/GROSS MARGIN. Gross profit was $33.8 million or gross margin of 36% of net revenues in 1996, $12.6 million or 17% of net revenues in 1997, and $6.7 million or 10% of net revenues in 1998. The decreases in gross profits and gross margins from 1996 to 1998 were primarily due to declines in average selling prices in 1997 and 1998. Average selling prices of flash memory products are subject to significant fluctuations due to periodic changes in supply and demand. Declining average selling prices will continue to adversely affect gross margins unless the Company is able to offset such declines with reductions in per unit costs or changes in product mix. Specifically, industry overcapacity during 1998 has resulted in greater than normal price declines in the Company's target markets. Year-to-year fluctuations in gross margins during 1996 through 1998 were not necessarily reflective of quarterly results during this period. Refer to Item 8: Selected Consolidated Quarterly Data for a discussion of quarterly results.

OPERATING EXPENSES. Operating expenses (research and development, sales and marketing, and general and administrative expenses) were $15.6 million or 17% of net revenues in 1996, $24.8 million or 33% of net revenues in 1997, and $26.4 million or 38% of net revenues in 1998. The increase was due to hiring additional personnel, development of new products and accruing legal fees for defending the Company's patents. While the amount of operating expenses as a percentage of product revenues from year to year is not necessarily indicative of future behavior of operating expenses as a percentage of product revenues, operating expenses are expected to increase in absolute dollar amount over time. The expected increase is due to the hiring of additional personnel and development of the Company's infrastructure.

RESEARCH AND DEVELOPMENT. Research and development expenses were $6.9 million or 7% of net revenues in 1996, $8.7 million or 12% or net revenues in 1997, and $14.5 million or 21% of net revenues in 1998. These year over year increases in the level of research and development expense were primarily due to the hiring of additional personnel, depreciation related to purchases of additional test equipment, and increased prototyping and product qualification costs associated with the Company's product and process development efforts. Research and development expenses are expected to increase in absolute dollars but not necessarily as a percentage of net revenue over time.

SALES AND MARKETING. Sales and marketing expenses were $5.3 million or 6% of net revenues in 1996, $6.6 million or 9% of net revenues in 1997, and $7.3 million or 11% of net revenues in 1998. Sales and marketing expenses consist primarily of sales commissions to manufacturers' representatives, salaries of the Company's sales and marketing personnel and product literature. The significant increase in sales and marketing expenses from 1996 to 1998 was primarily due to the hiring additional sales personnel.

         Historically, a majority of the Company's product revenues have been generated through manufacturers' representatives. Manufacturers' representatives are expected to continue to be responsible for a majority of the Company's product revenues for the foreseeable future. The Company's sales commission structure for its manufacturers' representatives decreases as manufacturers' representatives achieve higher levels of sales activities within a given year. Accordingly, the Company expects that sales commissions to manufacturers' representatives will decrease as a percentage of product revenues as cumulative yearly product revenues increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.4 million or 4% of net revenues in 1996, $9.5 million or 13% of net revenues in 1997, and $4.6 million or 7% of net revenues in 1998. The increase in the level of general and administrative expenses during 1997 was primarily due to greater legal expenses associated with pending lawsuits. General and administrative expenses during 1998 included a one-time charge of $0.5 million for the termination of a land purchase agreement. The Company anticipates that general and administrative expenses will continue to increase in absolute dollar amount. Additionally, it is reasonably possible that the Company may incur additional expenses in connection with the Atmel, Intel and Winbond litigation.

INTEREST AND OTHER INCOME. Interest and other income was $1.8 million or 2% of net revenues in 1996, $2.1 million or 3% of net revenues in 1997, and $1.5 million or 2% of net revenues in 1998. Interest income decreased from 1997 to 1998 as cash and investments decreased.

INTEREST EXPENSE. There was no interest expense in 1996 or 1997. Interest expense for 1998 was $31 thousand. Interest expense may increase during 1999 if the Company borrows against its available line of credit.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's provision for (benefit from) income taxes was $7.6 million in 1996, $(3.2) million in 1997, and $(571,000) in 1998. During 1996, the Company was fully subject to federal and state income taxes. The benefit in 1997 and 1998 relates to the Company's loss position for those years and related future benefits. During 1998, the Company determined that its cumulative net operating losses incurred exceeded the amount of tax carry back available. For this reason, in the third quarter of 1998, the Company recorded a full valuation allowance against the deferred tax asset. The Company will provide a full valuation against its deferred tax asset until such time as evidence shows that the deferred tax asset is recoverable.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about the Segments of an Enterprise and Related Information" (SFAS
131), which requires companies to report financial and descriptive information about reportable operating segments - the components of the enterprise that provide separate financial data to the company's decision maker. During 1998 and prior, the Company did not internally report financial and descriptive data in segments based upon operating segments due to the limited number of products and product families manufactured and sold. However, with the Company's planned expansion into new product lines and introduction of new products during 1998 and 1999, such internal segment reporting may be developed and, at such time, will be disclosed in the financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities as is effective for the Company's fiscal year 1999. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

         In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-1 on the Company's consolidated financial statements has not yet been determined.

         In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-5 on the Company's consolidated financial statements has not yet been determined.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $1.4 million during 1996 and primarily resulted from net income of $12.4 million and increases in accounts payable of $2.3 million being offset by inventory increases of $13.6 million and increases to accounts receivable and accounts receivable from related parties of $5.5 million. Cash provided by operations was $13.3 million during 1997 and primarily resulted from a decrease in accounts receivable and accounts receivable from related parties of $2.1 million, an increase in accounts payable of $8.5 million and an increase in accrued expenses of $2.8 million offset by a net loss of $6.9 million. Cash used in operating activities was $17.5 million during 1998 and primarily resulted from a net loss of $17.6 and a decrease in accounts payable of $8.6 million offset by a decrease in net deferred income taxes of $3.7 million, a decrease in net inventory of $3.6 million and depreciation and amortization of $4.2 million.

         On September 22, 1998, the Company signed a credit agreement with Foothill Capital Corporation, which provides for up to $25.0 million of borrowings through September 22, 2001. The Company must pay an unused line fee at the annual rate of one-quarter of one percent on the unused portion of the first $5 million and the Company is required to maintain a minimum level of tangible net worth. The line of credit is secured by the Company's assets and availability under the line is limited to 80% of eligible world-wide accounts receivable. Interest is payable at one-half of one percent above the bank's base rate (8.75% at December 31, 1998). At December 31, 1998, the Company had no borrowings against this agreement. The Company had no long-term debt outstanding as of December 31, 1996 or 1997. As of December 31, 1998, the Company had $663,000 outstanding in long-term debt relating to future amounts owed for the bank fee related to establishing the line of credit facility and for purchased intellectual property.

         The Company made capital expenditures of approximately $10.7 million, $2.8 million, and $3.8 million in 1996, 1997 and 1998, respectively. These expenditures were primarily for the purchase of test equipment, design and engineering tools, and computer equipment. During 1996 and 1997, the Company resold certain equipment to a subcontractor for proceeds of $1.3 million and $2.6 million, respectfully. Management estimates that gross expenditures for capital equipment will be approximately $7.0 million in 1999.

         In January 1998, the Company entered into an agreement to purchase a 14 acre plot of land located in San Jose, California for $9.2 million. The Company planned to build its corporate headquarters on this site, scheduled for completion in 1999. In the second quarter of 1998, the Company elected to withdraw from the agreement. The costs associated with the termination of the agreement were approximately $500,000 and are included in general and administrative expenses.

         In July 1996, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 500,000 shares of the Company's common stock could be repurchased on the open market at prevailing market prices. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of approximately $723,000.

         In February 1997, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock could be repurchased on the open market at prevailing market prices. The repurchase program ended June 1997. Approximately 492,000 shares were repurchased under this authorization during the quarter ended June 1997 for an aggregate purchase price of $1,863,000. Purchase prices ranged from $3.69 to $3.88 per share.

         In July 1997, the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock could be repurchased on the open market at prevailing market prices. The repurchase program ended December 1997. Approximately 234,000 shares were repurchased under this authorization during the period ended December 1997 for an aggregate purchase price of $872,000. Purchase prices ranged from $3.62 to $3.78 per share.

         In January 1998, the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock could be repurchased on the open market at prevailing market prices. The repurchase program ended June 1998. Approximately 449,000 shares were repurchased under this authorization during the period ended June 1998 for an aggregate purchase price of $1,584,000. Purchase prices ranged from $3.19 to $3.78 per share.

         In February 1998, the Company agreed to purchase technology from a product development partner for $1.8 million, payable upon the completion of certain product development milestones over the next eighteen months.
During 1998, the Company paid $0.3 million pursuant to this agreement.

         As of December 31 1998, the Company's principal sources of liquidity included cash, cash equivalents, and short-term investments of approximately $23.9 million. As of December 31, 1998, the Company had an open line of credit of up to $25 million to secure sufficient working capital to finance growth in operations and new product development efforts, as noted above. At December 31, 1998, there was no borrowing against the line. The Company believes that the cash balances, together with funds expected to be generated from operations and the line of credit availability will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional borrowings or capital and, if so required, that such borrowings or capital will be available on terms acceptable to the Company.

         Specifically, industry overcapacity during 1998 has resulted in higher than expected price declines in the Company's markets, which has unfavorably impacted the Company's revenues, gross margins, and profitability. The Company expects this price erosion may continue for some time. The Company is attempting to accelerate its cost reduction efforts and to develop new products to expand and diversify the Company's application and geographic base. If such activities can not be implemented in a timely manner to offset anticipated declines in average selling prices, losses may result and liquidity may be adversely impacted.

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

         The Company's assessment of potential Year 2000 problems in its current and previously sold products is that, to the best of its knowledge and belief, at the time of shipment the Company's products do not contain date sensitive data or real time clocks; thus, they are neither affected by nor will they directly cause "Year 2000" problems.

         For the Company, Year 2000 compliant means the technology (including but not limited to hardware, software, firmware, microchips, or other electronic components, equipment, processes, or systems) shall provide the following functions in a correct and consistent manner: (1) handle date information, including 9/9/99, before, during, and after the 1st of January 2000, including but not limited to: accepting date input, providing date output, and performing calculations on dates, or portions of dates; (2) performance and functionality are not affected by dates prior to, during, and after the 1st of January 2000;
(3) respond to two-digit year date input in a way that resolves the ambiguity of which century in a disclosed, defined, and predetermined manner, i.e., a date ending in 00 must return 2000; (4) store and provide output of date information in ways that are unambiguous as to which century; and (5) Year 2000 is recognized as a leap year.

THE YEAR 2000 PROJECT. The Company's Year 2000 Project ("the Project") informally began in 1997 within the information technology ("IT") department. The department began to upgrade the Company's management information systems and personal computer hardware and software to be Year 2000 compliant. The Project's mission and strategy became formalized in August 1998. The Company has and plans to continue to dedicate the equivalent of two full-time resources to the Project from the end of the fourth quarter of 1998 through the year 2000. The Project consists of an eight step approach; (1) awareness that no system is safe from Year 2000 problems, (2) inventorying SST internal and external resources and activities with potential Year 2000 issues, (3) assessment of every item in the inventory for Year 2000 compliance to determine where the problems lie, (4) planning a strategy for fixing the problems encountered, focussing first on the most business-critical functions, (5) remediation of business-critical processes followed by other processes, (6) testing of remedied processes, (7) integration back into other functions within and outside of the Company, and (8) contingency planning to keep the Company functional in case Year 2000 compliance failures occur.

AWARENESS. The awareness stage is 100% complete as it relates to both IT supported functions internal to the Company and as it relates to all other internal and external operations of the Company. The Project has full executive and Board-level sponsorship and support at the appropriate levels of the Company. Project funding has been discussed and incorporated into the 1999 planning and budgeting process. An internal cross-functional Task Force has been established to develop strategies to assess the Year 2000 compliance of customers, vendors and other significant corporate partners as well as to inventory and to assess compliance of the systems and equipment within the Company. The awareness stage has been completed.

INVENTORY AND ASSESSMENT. The Company is actively inventorying Company resources and assessing Year 2000 compliance of these resources. The inventory and assessment stages are both approximately 85% complete as they relate to IT supported functions, such as management information systems and accounting hardware and software, and approximately 60% complete as they relate to non-IT supported functions, such as manufacturing test equipment and other Company operations. The inventory and assessment stages are expected to be completed by the middle of the second quarter of 1999.

         Currently, the Company is conducting a survey of both its internal systems and the equipment and systems supported by third party providers to assess Year 2000 compliance. The Company plans to survey its active customers with sales activity over $1 million in the past eighteen months, significant vendors and other trading partners to assess Year 2000 compliance. All significant vendors will be asked to complete a survey questionnaire and to certify Year 2000 compliance. All of the Company's significant third party vendors have been contacted thus far and the Company awaits their responses. The survey responses will be reviewed and evaluated during the second quarter of 1999.

PLANNING AND REMEDIATION. The Company has already begun to strategize on how to best fix the problems encountered. Decisions are made on a case by case basis, and approximately 70% of the problems can be fixed by the replacement or purchase of additional parts or software upgrades. The remaining 30% of the problems require replacement of the entire system. Because the Company is relatively young and does not use many proprietary systems, much of the cost of upgrading the Company's systems to ensure Year 2000 compliance is a part of the Company's practice of routinely upgrading IT supported systems as new versions are released by vendors and is considered to be a normal cost of doing business. In this respect, the Company has already upgraded all of its personal computer hardware and operating systems, its network switches, and its primary management information and accounting systems to Year 2000 compliant versions. The cost incurred for this effort was approximately $250,000.

         The planning and remediation stages are approximately 80% complete as they relate to IT supported functions and approximately 50% as they relate to non-IT supported functions. The planning and remediation stages are expected to be completed by the end of the second quarter of 1999.

TESTING AND INTEGRATION. The testing and integration stages are approximately 65% complete for items related to IT supported functions and 20% complete for items related to non-IT supported functions. Testing of vendor supplied survey data may include follow-up discussions of survey data, site visits, and review of Year 2000 compliance project timelines. These stages are expected to be completed by the end of the third quarter of 1999.

         Based upon the information available at this time, the future costs related to Year 2000 compliance are not expected to exceed $500,000. The cost estimate is based on the Company's current assessment of the projects identified and is subject to change as the projects progress. The estimate does not include potential costs related to any customer or other claims.

CONTINGENCY PLANNING. The contingency planning stage will be performed in conjunction with the planning and remediation stages and the testing and integration stages. For each mission critical vendor or trading partner that has not responded on Year 2000 compliance to the Company's satisfaction by June 30, 1999, a contingency plan which includes an alternative vendor source will be developed. If, during a follow-up survey scheduled for the third quarter of 1999, it appears that compliance is behind schedule or problematic, the contingency plan will be implemented and an alternative vendor will be qualified to provide service from late 1999 through the early part of year 2000. This stage is expected to be complete by the middle of the fourth quarter of 1999.

         Despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact and that it can resolve such impact without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be materially affected through disruption in the operation of the enterprises, financial institutions, or governmental entities with which the Company interacts. A failure to identify and or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Specifically, if the Company does not adequately identify and correct Year 2000 problems in its information systems it could experience interruptions in its operations, including manufacturing, order processing, receivables collections and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If the Company does not adequately identify and correct Year 2000 problems in its non-IT supported systems it could experience interruptions in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If the Company does not adequately identify and correct Year 2000 problems with its significant third parties it could experience interruptions in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues. In addition, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. There is also a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Due to its international sales and manufacturing, the Company is exposed to risks associated with foreign exchange rate fluctuations. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's operating results and financial condition. All of the Company's sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive, reducing the demand for the Company's products. A decline in the demand of the Company's product could have a material adverse effect on the Company's operating results and financial position. In addition, a downturn in the Japanese economy could impair the value of the Company's investment in its Japanese affiliate.

The Company maintains an investment portfolio of various issuers, types and maturities. The Company's portfolio consists of municipal securities and commercial papers, which are classified as available-for-sale and recorded on the balance sheet at their fair market value. The securities all mature within 120 days. At any time, fluctuations in interest rates could effect interest earnings on the Company's cash, cash equivalents and short-term investments. Currently, the Company does not hedge these interest rate exposures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated January 11, 1999, are included in a separate section of this Report. See Index to Consolidated Financial Statements on Page 39.

SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA


                                      YEAR ENDED DECEMBER 31, 1997                 YEAR ENDED DECEMBER 31, 1998
                                 ----------------------------------------    -----------------------------------------
                                  FIRST     SECOND     THIRD     FOURTH        FIRST     SECOND     THIRD     FOURTH
                                 QUARTER    QUARTER   QUARTER   QUARTER       QUARTER    QUARTER   QUARTER    QUARTER
                                 -------    -------   -------   -------       -------   -------   -------    ----------
Net revenues                      $17,092    $18,056   $20,015   $20,159       $16,365   $16,824   $18,139    $18,083
Gross profit (loss)                   559      3,182     4,585     4,249         1,975     3,418     1,902      (587)
Income (loss) from operations     (3,928)    (1,834)     (165)   (6,308)       (3,866)   (3,513)   (5,373)    (6,949)
Net income (loss)                 (2,519)    (1,019)       395   (3,781)       (2,325)   (1,242)   (7,273)    (6,747)
Net income (loss) per share -
  basic                           ($0.11)    ($0.04)     $0.02   ($0.16)       ($0.10)   ($0.05)   ($0.32)    ($0.29)
Net income (loss) per share -
  diluted                         ($0.11)    ($0.04)     $0.02   ($0.16)       ($0.10)   ($0.05)   ($0.32)    ($0.29)


NET REVENUES. The percentage increase in net revenues from quarter to quarter for 1997 was due to increased shipment volume. Net revenues decreased from the fourth quarter of 1997 to the first quarter of 1998 due to a 7% decrease in units shipped from quarter to quarter as well as declining average selling prices. For each quarter after the first quarter of 1998, net revenues increased due to increasing volume of shipments, somewhat offset by declining average selling prices. The fourth quarter of 1998 had record shipments of 15.6 million units, a 48% increase from fourth quarter of 1997.

GROSS MARGIN. Gross margin as a percentage of net revenue and in absolute dollars in the first quarter of 1997 was lower than each successive quarter thereafter in 1997 due to a $3.2 million charge to reduce the carrying value of inventory to its approximate replacement cost. Gross margin dropped from 21% in the fourth quarter of 1997 to 12% in the first quarter of 1998 despite increased unit shipment activity due to an approximate 14% decrease in weighted average selling prices
                                       25
from quarter to quarter, due to industry over capacity. Gross margin increased from the first quarter of 1998 to the second quarter as a result of renegotiated die prices and increased unit shipment activity. The decrease in gross margin as a percentage of net revenue and in absolute dollars during the third and fourth quarters of 1998 was due to continued price erosion.

INCOME (LOSS) FROM OPERATIONS. Loss from operations decreased steadily during the first three quarters of 1997 due to increases in volume of shipments and slowing declines in average selling prices during the last two quarters of 1997. In addition, a $3.2 million charge in the first quarter of 1997 to reduce the carrying value of inventory to its approximate replacement cost and a charge of approximately $3 million in the fourth quarter of 1997 to accrue estimated costs to defend on-going legal actions, significantly reduced net income from operations for those respective quarters. Net loss decreased from the fourth quarter of 1997 to the first quarter of 1998 largely due to the $3 million charge for accrual of estimated costs to defend on-going legal actions in the fourth quarter of 1997. Net loss from operations generally increased from quarter to quarter during 1998 because declining average selling prices outpaced manufacturing cost reductions.

NET INCOME (LOSS). Net loss decreased steadily during the first two quarters of 1997 due to increases in volume of shipments and slowing declines in average selling prices. In addition, a $3.2 million charge in the first quarter of 1997 to reduce the carrying value of inventory to its approximate replacement cost and a charge of approximately $3 million in the fourth quarter of 1997 to accrue estimated costs to defend on-going legal actions, significantly reduced net income from operations for those respective quarters. Net loss decreased from the first quarter to the second quarter of 1998 due to an increase in the tax benefit rate from 30% to 44%. Net loss increased during the last two quarters of 1998 due to declining gross margins and a $2.2 million charge in the third quarter to provide a full valuation allowance against the carrying value of the Company's deferred tax asset as a result of cumulative net operating losses.

NET INCOME (LOSS) PER SHARE. Net income (loss) per share increased steadily during the first three quarters of 1997 due to increases in volume of shipments and slowing declines in average selling prices during the last two quarters of 1997. In addition, a $3.2 million charge in the first quarter of 1997 to reduce the carrying value of inventory to its approximate replacement cost and a charge of approximately $3 million in the fourth quarter of 1997 to accrue estimated costs to defend on-going legal actions, significantly reduced net income from operations for those respective quarters. Net loss per share decreased from the first quarter to the second quarter of 1998 due to an increase in the tax benefit rate from 30% to 44%. Net loss per share increased during the last two quarters of 1998 due to declining gross margins and a $2.2 million charge to the provision for income taxes in the third quarter to provide a full valuation allowance against the carrying value of the Company's deferred tax asset as a result of cumulative net operating losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names, ages and positions held with the Company of all executive officers and Directors of the Company as of March 1, 1999. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.


                  NAME                  AGE                             POSITION
                  ----                  ---                             --------
Bing Yeh (1)(4)                         48     President and Chief Executive Officer, and Director

Jeffrey L. Garon                        38     Chief Financial Officer and Vice President, Finance
                                               and Administration, and Corporate Secretary

Joel J. Camarda                         49     Vice President, Operations

Isao Nojima                             55     Vice President, Advanced Development

Yaw-Wen Hu                              49     Vice President, Process Development
                                               and Wafer Manufacturing, and Director

David Sweetman                          51     Vice President, Quality and Customer Support

Michael Briner                          51     Vice President, Design Engineering

Derek Best                              48     Vice President, Sales and Marketing

                  NAME                  AGE            PRINCIPAL OCCUPATION/POSITION HELD WITH THE COMPANY
                  ----                  ---            ----------------------------------------------------

Tsuyoshi Taira (1)(2)(3)                60     President, Tazan International, Inc. / Director
Yasushi Chikagami (1)(2)(3)             60     Director, GVC Corporation / Director
Ronald Chwang (1)(2)(3)                 50     President, Acer Capital America / Director


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

         Jeffrey L. Garon joined the Company as Chief Financial Officer and Vice President, Finance and Administration and Corporate Secretary in March 1998. Prior to joining the company, Mr. Garon served as President and Senior Operating Officer of The Garon Financial Group, Inc., a venture capital and venture consulting firm specializing in start-ups, turnarounds and restarts, from 1994 to 1998. From 1993 to 1994, he served as a Vice President and Chief Financial Officer of Monster Cable Products, Inc., a leading provider of audio cables and supplies to consumers and the consumer electronic retail channel. Prior to this, Mr. Garon held senior financial positions with Visual Edge Technology, Inc., a provider of large format digital imaging systems, Oracle Corporation, Ashton-Tate Corporation and Teledyne Microelectronics. Mr. Garon holds a B.S. in Business Administration Finance from California State University, Northridge and a M.B.A. from Loyola Marymount University.

         Joel J. Camarda joined the Company as Vice President, Operations in 1998. Prior to joining the Company, Mr. Camarda served as Vice President, Operations of Integrated Packaging Assembly Corporation from 1994 to 1997. From 1988 to 1994, he progressed to Director of Worldwide Assembly Manufacturing of Cypress Semiconductor. Mr. Camarda holds a B.S. in Aeronautical Engineering from New York University and has completed post graduate course work in semiconductor materials and in business.

         Isao Nojima has served the Company as Vice President, Advanced Development since July 1997. From March 1993 to June 1997 he served as Vice President, Memory Design and Product Engineering. From 1990 to 1993, Mr. Nojima served as Director of Design Engineering of Pioneer Semiconductor Corporation (Pericom), a manufacturer of semiconductors. From 1980 to 1990, he served as Design Manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a Senior Design Engineer for Intel Corporation. From 1969 to 1976, he was a Senior Researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and an M.S. in Electrical Engineering from Osaka University in Japan.

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

         David Sweetman has served the Company as Vice President, Quality and Customer Support since February 1994. Prior to joining the Company, he served from 1991 to 1993 as Vice President of Quality and Reliability of Catalyst Semiconductor Inc. From 1986 to 1991, he served as Director of Military Programs of Seeq Technology Inc. He has published numerous papers on the quality, reliability and performance of reprogrammable nonvolatile memories, SPC and PPM. Mr. Sweetman holds a B.S. in Physics from San Diego State University and a M.B.A. from the University of Santa Clara.

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

         Derek Best joined the Company in June 1997 as Vice President of Sales and Marketing. Prior to joining the Company he worked for Micromodule Systems, a manufacturer of high density interconnect technology, as Vice President Marketing and Sales World Wide from 1992 to 1996. From 1987 to 1992 he owned his own company, Mosaic Semiconductor, a semiconductor company. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

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

         Yasushi Chikagami has been a director of the Company since September 1995. Mr. Chikagami has been Chairman of Keian Corporation, a personal computer and PC peripheral distributor, since 1993. Mr. Chikagami has also served as director of GVC Corporation and Trident Microsystems, Inc. since 1993. Mr. Chikagami holds a B.S. in Agricultural Engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

         Ronald Chwang, Ph.D. has been a director of the Company since June 1997. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. Previously, Dr. Chwang was President and Chief Executive Officer of Acer America, a subsidiary of Acer Group, a worldwide computer, component and semiconductor manufacturer, from 1992 to 1997, and has been with Acer in various capacities since 1986. Dr. Chwang has previously held development and management positions at Intel Corporation and Bell Northern Research. Dr. Chwang holds a B.S. in Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

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

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain compensation awarded or paid by the Company during the fiscal years ended December 31, 1996, December 31, 1997 and December 31, 1998 to its President and Chief Executive Officer and the four other Named Executive Officers:


                                                                                    LONG-TERM COMPENSATION
                                                           ----------------------- ----------------------------  ALL OTHER
                                                           SALARY      BONUS      SECURITIES UNDERLYING        COMPENSATION
           NAME AND PRINCIPAL POSITION           YEAR        ($)      ($) (2)         STOCK OPTIONS              ($) (1)
---------------------------------------------- --------- --------- ------------- ------------------------    -----------------
Bing Yeh
    President and Chief Executive Officer        1998      221,905     -----              -----                     600
                                                 1997      207,121     -----              -----                   1,480
                                                 1996      195,000     78,682             -----                   2,592

Michael Briner                                   1998      187,739     -----              -----                   -----
    Vice President, Design Engineering           1997      26,939      -----              -----                   -----

Derek Best                                       1998      162,097     -----              -----                   2,960
    Vice President, Sales and Marketing          1997      90,417      -----              -----                   -----

Yaw-Wen Hu                                       1998      149,297     -----              -----                   -----
    Vice President, Process                      1997      137,280     -----           25,640 (3)                   280
     Development and Wafer Manufacturing         1996      132,000     40,814             -----                   1,792

Isao Nojima                                      1998      148,601     -----              -----                    260
    Vice President,                              1997      141,353     -----           24,420 (3)                 -----
     Advanced Development                        1996      135,000     41,851             -----                   $1,072


(1) Other compensation for travel time, new hire referrals, amounts paid by the Company for supplemental term life insurance, etc.

(2) Bonuses received pursuant to the Company's profit sharing plan.

(3) Stock option grant, net of impact of repriced stock options.


           STOCK OPTION GRANTS OF NAMED EXECUTIVE OFFICERS IN LAST FISCAL YEAR



                                       PERCENT OF                                       POTENTIAL REALIZABLE VALUE
                                      TOTAL OPTIONS                                       AT ASSUMED ANNUAL RATES
                                       GRANTED TO   EXERCISE    MARKET                  OF STOCK PRICE APPRECIATION
                  DATE     OPTIONS    EMPLOYEES IN    PRICE     PRICE    EXPIRATION          FOR OPTION TERM
     NAME       OF GRANT   GRANTED    FISCAL YEAR    ($/SH)     ($/SH)      DATE         0%         5%          10%
     ----       --------   -------    ------------   ------     ------      ----         --         --          ---
Derek Best       Jul-98       26,483      3.04%       $2.84     $2.84      7/6/08         -        $47,367    $120,037

Yaw-Wen Hu       Jul-98       15,262      1.75%       $2.84     $2.84      7/6/08         -        $27,297     $69,177

Isao Nojima      Jul-98        9,768      1.12%       $2.84     $2.84      7/6/08         -        $17,471     $44,274


                     AGGREGATE OPTION EXERCISES OF NAMED EXECUTIVE OFFICERS IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                        NUMBER (#) OF SECURITIES         $ VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                     SHARES ACQUIRED      $ VALUE     OPTIONS AT DECEMBER 31, 1998          DECEMBER 31, 1998
NAME                   ON EXERCISE     REALIZED (1)    EXERCISABLE / UNEXERCISABLE   EXERCISABLE / UNEXERCISABLE(2)
----                   -----------     ------------    ---------------------------   ------------------------------

Bing Yeh                    -                -                      -                               -
Derek Best                  -                -                22,500/63,983                       $0/$0
Michael Briner              -                -               36,400/131,600                       $0/$0
Isao Nojima               50,000        $ 105,000            264,794/24,394                    $583,290/$0
Yaw-Wen Hu                40,000        $  99,620            234,560/31,642                    $515,346/$0


(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price.

(2) Based on the closing price of the Company's Common Stock ($2.438) on December 31, 1998, the last trading day of the fiscal year, as reporting on the Nasdaq National Market, minus the exercise price of the option, multiplied by the number of shares underlying the option.

As of March 1, 1999, options to purchase a total of 728,422 shares were outstanding and exercisable under the Equity Incentive Plan for purchase by beneficial owners and options to purchase a total of 55,864 shares were outstanding and exercisable under the Directors' Option Plan for purchase by beneficial owners. Options to purchase approximately 851,000 and 47,000 shares remained authorized and available for grant as of that date for the Equity Incentive Plan and the Directors' Options Plan, respectively.

                                  COMPENSATION PLANS

        On October 3, 1995 the Company adopted its Equity Incentive Plan, Employee Stock Purchase Plan and 1995 Non-Employee Directors' Stock Option Plan. The Employee Stock Purchase Plan was amended in January 1998 to increase the number of shares allowed to be purchased by the employees in each period. The Equity Incentive Plan was amended in July 1998 to increase the authorized shares issued under the plan by 750,000 shares to 6,750,000 shares. No other amendments to these plans were made in 1998 or are proposed for the Annual Meeting to be held July 15, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 1, 1999 by: (i) each director and each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table employed by the Company in that capacity on March 1, 1999;
(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                           BENEFICIAL OWNERSHIP (1)
                                                     ----------------------------------
5% SHAREHOLDERS, DIRECTORS, AND OFFICERS             NUMBER OF SHARES  PERCENT OF TOTAL
----------------------------------------             ----------------  ----------------
Bing Yeh (2)                                         3,670,000        15.3%
         c/o Silicon Storage Technology, Inc.
         1171 Sonora Court
         Sunnyvale, CA 94086
Ching S. Jenq                                        1,980,000         8.2
         13030 Cumbra Vista Court
         Los Altos Hills, CA 94022
Su Hwa Tseng                                         1,410,000         5.9
         22, R&D Road 2
         Hsin-Chu Science Park
         Taiwan, R.O.C. 30077
Michael Briner (3)                                     103,437          *
Derek Best (4)                                          27,500          *
Isao Nojima (5)                                        348,159         1.4
Yaw Wen Hu (6)                                         335,799         1.4
Tsuyoshi Taira (7)                                      24,005          *
Yasushi Chikagami (7)                                   24,005          *
Ronald Chwang (8)                                       17,504          *
All directors and executive officers as a group
(eleven persons) (9)                                 4,780,277        19.9%


*        Represents beneficial ownership of less than 1%.

(1) This table is based upon information supplied by officers, directors and principal shareholders and schedules 13D and 13G filed with the Securities & Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, each of the shareholders named in this table above has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned. Percentage of beneficial ownership is based on 23,231,221 shares of the Company's Common Stock outstanding as of March 1, 1999 adjusted as required by rules promulgated by the Securities & Exchange Commission.

(2) Includes (i) 1,160,000 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees and (ii) 2,480,000 shares held by the Yeh 1995 Children's Trust U/T/A dated July 31, 1995 (the "Children's Trust") of which Su-Wen Y. Liu and Yeon-Hong Chan are trustees. Mr. Yeh disclaims beneficial ownership of the shares held by the Children's Trust. Also includes 30,000 shares purchased under an IRA account in the name of Bing Yeh.

(3) Includes 47,600 shares issuable subject to options exercisable on or before April 29, 1999.

(4) Includes 27,500 shares issuable subject to options exercisable on or before April 29, 1999.

(5) Includes 268,695 shares issuable subject to options exercisable on or before April 29, 1999.

(6) Includes (i) 5,000 shares held by each of Mr. Hu's two minor children and
(ii) 238,655 shares issuable subject to options exercisable on or before April 29, 1999.

(7) Includes 24,005 shares issuable subject to options exercisable on or before April 29, 1999.

(8) Includes 12,504 shares issuable subject to options exercisable on or before April 29, 1999.

(9) Includes 827,332 shares subject to stock options held by directors and officers exercisable within 60 days of March 1, 1999. See footnotes (3), (4),
(5), (6), (7), and (8).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 31, 1996, the Company acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash. The president of the Japanese company is a shareholder of the Company. In 1996, 1997 and 1998 this customer accounted for 12.7%, 15.4% and 14.7%, respectively, or approximately $11.8 million, $11.6 million $10.2 million, of net revenues of the Company. This was the only customer that accounted for more than 10% of the Company's net revenues in 1996 and 1997. In 1998, the only other customer to account for more than 10% of net revenues was Actron Technology, Co., Inc., which accounted for 10.4% or approximately $7.2 million of net revenues.

         In June 1997, Dr. Ronald Chwang became a member of the Board of Directors. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. Related entities, Acer Corporation, Acer Peripherals and Acer Technologies are customers of the Company. In 1997 and 1998, these customers accounted for 6.0% and 7.3%, respectively, or approximately $4.5 million and $5.1 million of net revenues.

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS. The index to the consolidated financial statements is found on page 39 of this Report.

(a) 2. FINANCIAL STATEMENT SCHEDULE. Financial statement schedule Number II is included on page 37 of this Report.

(a)      3. EXHIBITS.  See Exhibit Index in part (c), below.

(b) Reports on Form 8-K filed in the last quarter of the period and subsequent: None

(c)      INDEX TO EXHIBITS.


   EXHIBIT
   NUMBER                          DESCRIPTION OF DOCUMENT
   ---------                       -----------------------
        3.2+  Bylaws of the Company.
        3.4+  Form of Restated Articles of Incorporation of the Company to be
              effective upon the closing of the offering, dated November 3,
              1995.
        4.1+  Reference is made to Exhibits 3.2.
       10.1+  Equity Incentive Plan and related agreements.
       10.2+  1990 Stock Option Plan and related agreements.
       10.3+  Employee Stock Purchase Plan.
       10.4+  1995 Non-Employee Directors' Stock Option Plan.
       10.5+  Profit Sharing Plan.
       10.6+  Lease Agreement between the Company and Sonora Court Properties, dated March 15, 1993, as amended.
       10.7+  Lease Agreement between the Company and Coast Properties, dated May 4, 1995, as amended.
       10.8+  License Agreement between the Company and Winbond Electronics Corporation, dated
              July 30, 1990, as amended on September 14, 1990, August 27, 1992, December 15, 1992 and
              December 1, 1993.
      10.9+   License Agreement between the Company and Sanyo Electric Co., Ltd., dated April 7, 1993, as clarified by two letters each dated April 8, 1993.
     10.10+   Manufacturing Agreement between the Company and Sanyo Electric Co., Ltd., dated December 10, 1994.
     10.11+   License and Technical Assistance Agreement between the Company and Rockwell International Corporation, Digital
              Communications Division, dated September 1993, as amended on March 29, 1995.
    10.13++   Documents relating to investment in Japanese company.
    10.14++   Lease Agreement between the Company and Aetna Life Insurance Company, dated March 5, 1996.
    10.15++   License Agreement between the Company and Seiko Epson Corporation dated March 31, 1996.
    10.16++   License Agreement between the Company and Taiwan Semiconductor Manufacturing Co., Ltd. dated February 26, 1997.
    10.17++   Lease amendment dated March 4, 1998 between Silicon Storage Technology, Inc. and Sonora Court Properties.
    10.18++   Lease amendment dated March 4, 1998 between Silicon Storage Technology, Inc. and Coast Properties.
    10.19     Loan and Security Agreement between the Company and Foothill Capital
              Corporation dated September 22, 1998.
    10.20     Loan and Security Agreement amendment between the Company and Foothill Capital Corporation dated
              December 8, 1998.
      23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.  See page 38.
      27.1    Financial Data Schedule


   + Previously filed as an Exhibit to the Registration Statement filed on Form S-1 and incorporated by reference herein.
   ++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 30th day of March, 1999.

                               SILICON STORAGE TECHNOLOGY, INC.

                               By:      /s/ BING YEH
                                   -----------------------------------------
                                        Bing Yeh
                                        President and Chief Executive Officer
                                        (Principle Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          SIGNATURE                              TITLE                                          DATE
          ---------                              -----                                         -----
                                    President,  Chief Executive                            March 30, 1999
       /s/ BING YEH                 Officer and Director (Principal
---------------------               Executive Officer)
        Bing Yeh

                                    Vice President Finance & Administration,               March 30, 1999
  /s/ JEFFREY L. GARON              Chief Financial Officer and Secretary
----------------------              (Principal Financial and Accounting Officer)
    Jeffrey L. Garon

                                    Vice President, Process                                March 30, 1999
     /s/ YAW WEN HU                 Development and Wafer
-----------------------             Manufacturing and Director
         Yaw Wen Hu


   /s/ TSUYOSHI TAIRA
------------------------            Director                                               March 30, 1999
      Tsuyoshi Taira

 /s/ RONALD CHWANG
------------------------            Director                                               March 30, 1999
      Ronald Chwang


------------------------
    Yasushi Chikagami               Director




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

TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005

LEGAL COUNSEL
Cooley Godward LLP
5 Palo Alto Square
3000 El Camino Real
Palo Alto, CA 94306-2155

INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP
Ten Almaden Blvd., Suite 800
San Jose, CA 95113

     REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Silicon Storage Technology, Inc. and Subsidiary:

Our audits of the consolidated financial statements referred to in our report dated January 11, 1999 appearing on page 40 of the 1998 Annual Report on Form 10-K of Silicon Storage Technology, Inc. and Subsidiary also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP


San Jose, California
January 11, 1999

SCHEDULE II

                                         SILICON STORAGE TECHNOLOGY, INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)


                                                      BALANCE AT    CHARGED TO   WRITE-OFF     BALANCE AT
                                                      BEGINNING OF  COSTS AND    OF ACCOUNTS     END OF
DESCRIPTION                                            PERIOD       EXPENSES      /OTHER        PERIOD
--------------                                        -----------   ---------    ----------- ------------
Year ended December 31, 1996
      Allowance for doubtful accounts .............     $   333     $    17     $  --        $   350
      Allowance for sales returns..................     $  --       $ 1,456     $  --        $ 1,456
      Allowance for excess and obsolete inventories     $ 1,096     $ 1,622     $  --        $ 2,718
      Valuation allowance on deferred tax .........     $  --       $  --       $  --        $  --
Year ended December 31, 1997
      Allowance for doubtful accounts .............     $   350     $   400     $    30      $   720
      Allowance for sales returns..................     $ 1,456     $  (759)    $    28      $   699
      Allowance for excess and obsolete inventories     $ 2,718     $ 4,175     $ 3,160      $ 3,733
      Valuation allowance on deferred tax .........     $  --       $  --       $  --        $  --
Year ended December 31, 1998
      Allowance for doubtful accounts .............     $   720     $    13     $   170      $   563
      Allowance for sales returns..................     $   699     $  (609)    $  --        $    60
      Allowance for excess and obsolete inventories     $ 3,733     $ 2,740     $ 5,051      $ 1,422
      Valuation allowance on deferred tax .........     $  --       $ 9,607     $  --        $ 9,607


EXHIBIT 23.1


                    CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Silicon Storage Technology, Inc. on Form S-8 (File No. 0-26944) of our reports dated January 11, 1999, on our audits of the consolidated financial statements and financial statement schedule of Silicon Storage Technology, Inc. as of December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997 and 1998, which reports are included in this Annual Report on Form 10-K.


/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
March 30, 1999

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----
Report of Independent Accountants....................................... 40
Consolidated Balance Sheets............................................. 41
Consolidated Statements of Operations................................... 42
Consolidated Statements of Shareholders' Equity (Deficit)............... 43
Consolidated Statements of Cash Flows................................... 44
Notes to Consolidated Financial Statements.............................. 45


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Silicon Storage Technology, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and Subsidiary (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principals. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP



San Jose, California
January 11, 1999

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                  ASSETS
                                                                                      December 31,
                                                                                 ------------------------
                                                                                    1997         1998
                                                                                 -----------  -----------
Current assets:
        Cash and cash equivalents                                                   $26,743      $23,007
        Short-term investments                                                       20,476          851
        Accounts receivable, net of allowance for doubtful accounts
           of $720 in 1997 and $563 in 1998                                           8,318        9,249
        Accounts receivable from related parties                                      2,124        2,838
        Inventories, net                                                             11,909        8,297
        Current deferred tax asset                                                    3,716            -
        Other current assets                                                          1,011        2,615
                                                                                 -----------  -----------
               Total current assets                                                  74,297       46,857

Furniture, fixtures, and equipment, net                                               7,224        6,847
Other assets                                                                          1,018        2,434
                                                                                 -----------  -----------
                      Total assets                                                  $82,539      $56,138
                                                                                 -----------  -----------
                                                                                 -----------  -----------

                                             LIABILITIES
Current liabilities:
        Trade accounts payable                                                       18,957       10,309
        Accrued expenses                                                              6,327        5,309
        Deferred revenue                                                              1,300        1,827
                                                                                 -----------  -----------
               Total current liabilities                                             26,584       17,445

Other liabilities                                                                        66          663
                                                                                 -----------  -----------
               Total liabilities                                                     26,650       18,108
                                                                                 -----------  -----------

Commitments and contingencies (Note 4).


                                        SHAREHOLDERS' EQUITY
Common stock, no par value:
        Authorized: 45,000 shares
        Issued and outstanding: 23,107 shares (1997) and 23,086 shares (1998)        53,356       53,601
Deferred stock compensation                                                            (66)         (32)
Retained earnings/(accumulated deficit)                                               2,599     (15,539)
                                                                                 -----------  -----------
               Total shareholders' equity                                            55,889       38,030
                                                                                 -----------  -----------
                      Total liabilities and shareholders' equity                    $82,539      $56,138
                                                                                 -----------  -----------
                                                                                 -----------  -----------


              The accompanying notes are an integral part of these consolidated financial statements.

                      SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       Year ended December 31,
                                                                                 -------------------------------------
                                                                                    1996         1997         1998
                                                                                 -----------  -----------  -----------
Net revenues:
        Product revenues                                                            $90,638      $73,796      $66,875
        License revenues                                                              2,652        1,526        2,536
                                                                                 -----------  -----------  -----------
             Total net revenues                                                      93,290       75,322       69,411
                                                                                 -----------  -----------  -----------

 Costs and expenses:
        Cost of revenues                                                             59,494       62,747       62,703
        Research and development                                                      6,948        8,744       14,527
        Sales and marketing                                                           5,292        6,587        7,290
        General and administrative                                                    3,370        9,479        4,592
                                                                                 -----------  -----------  -----------
                                                                                     75,104       87,557       89,112
                                                                                 -----------  -----------  -----------

             Income (loss) from operations                                           18,186     (12,235)     (19,701)

Interest income                                                                       1,648        2,146        1,542
Interest expense                                                                          -            -         (31)
Other income, net                                                                       115            -           31
                                                                                 -----------  -----------  -----------
             Income (loss) before provision for (benefit from) income taxes          19,949     (10,089)     (18,159)

Provision for (benefit from) income taxes                                             7,598      (3,165)        (571)
                                                                                 -----------  -----------  -----------

             Net income (loss)                                                      $12,351     ($6,924)    ($17,588)
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

Net income (loss) per share - basic                                                   $0.54      ($0.30)      ($0.77)
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------

Net income (loss) per share - diluted                                                 $0.49      ($0.30)      ($0.77)
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------


              The accompanying notes are an integral part of these consolidated financial statements.

                            SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                            (IN THOUSANDS)

                                                                                                  RETAINED EARNINGS/
                                                             COMMON STOCK         DEFERRED STOCK    (ACCUMULATED
                                                        SHARES         AMOUNT     COMPENSATION       DEFICIT)            TOTAL
                                                        ------         -----    --------------    ---------------      ---------
Balances, December 31, 1995                              22,791      $  53,590    $    (133)      $    (1,285)       $    52,172
       Repurchase of shares of common stock               (100)          (233)             -             (490)             (723)
       Issuance of shares of common stock under
          employees' stock purchase and option plans        534            263             -                 -               263
       Tax benefit from exercise of stock options             -            692             -                 -               692
       Amortization of deferred stock
          compensation                                        -              -            33                 -                33
       Net income                                             -              -             -            12,351            12,351

                                                       --------      ---------     ----------       -----------       -----------
Balances, December 31, 1996                              23,225         54,312          (100)           10,576            64,788
       Repurchase of shares of common stock                                                -
       Issuance of shares of common stock under           (725)        (1,682)                          (1,053)           (2,735)
          employees' stock purchase and option plans        607            599             -                 -               599
       Tax benefit from exercise of stock options             -            127             -                 -               127
       Amortization of deferred stock
          compensation                                        -              -            34                    -             34
       Net loss                                               -              -             -           (6,924)           (6,924)
                                                       --------      ---------     ----------       -----------       -----------
Balances, December 31, 1997                              23,107         53,356          (66)             2,599            55,889
       Repurchase of shares of common stock               (449)        (1,034)             -             (550)           (1,584)
       Issuance of shares of common stock under
          employees' stock purchase and option plans        428            572             -                 -               572
       Tax benefit from exercise of stock options             -            707             -                 -               707
       Amortization of deferred stock
          compensation                                        -              -            34                 -                34
       Net loss                                               -              -             -           (17,588)          (17,588)
                                                       --------      ---------     ----------       -----------       -----------
Balances, December 31, 1998                              23,086      $  53,601     $     (32)      $   (15,539)       $   38,030
                                                       --------      ---------     ----------       -----------       -----------
                                                       --------      ---------     ----------       -----------       -----------


             The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)



                                                                                            Year ended December 31,
                                                                                       ----------------------------------
                                                                                          1996       1997        1998
                                                                                       ----------- ---------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                   $12,351   ($6,924)   ($17,588)
      Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Depreciation and amortization                                                         3,431      4,206       4,235
      Provision for doubtful accounts receivable                                               17        400          13
      Provision for excess and obsolete inventories                                         1,622      4,175       2,740
      Amortization of deferred stock compensation                                              33         34          34
      (Gain) loss on sale of equipment                                                      (179)          7           1
      Deferred income taxes                                                               (1,390)      (127)       3,747
      Changes in operating assets and liabilities:
           Accounts receivable                                                            (2,339)      1,084       (944)
           Accounts receivable from related parties                                       (3,124)      1,000       (714)
           Inventories                                                                   (13,634)    (2,121)         872
           Other current and noncurrent assets                                              (789)        361     (1,219)
           Trade accounts payable and accounts payable to related party                     2,347      8,470     (8,648)
           Accrued expenses and other liabilities                                             173      2,817       (580)
           Deferred revenue                                                                    67      (104)         527
                                                                                       ----------- ---------- -----------
                Net cash provided by (used in) operating activities                       (1,414)     13,278    (17,524)
                                                                                       ----------- ---------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of furniture, fixtures and equipment                                   (10,659)    (2,777)     (3,758)
      Proceeds from sale of equipment                                                       1,311      2,614           -
      Purchases of available-for-sale investments                                        (36,375)  (101,659)    (25,167)
      Sales and maturities of available-for-sale investments                               21,428    107,143      44,792
      Other                                                                                 (943)          -     (1,000)
                                                                                       ----------- ---------- -----------
                Net cash provided by (used in) investing activities                      (25,238)      5,321      14,867
                                                                                       ----------- ---------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of shares of common stock                                                      263        599         572
      Repurchase of common stock                                                            (723)    (2,735)     (1,584)
      Other                                                                                     -          -        (67)
                                                                                       ----------- ---------- -----------
                Net cash provided by (used in) financing activities                         (460)    (2,136)     (1,079)
                                                                                       ----------- ---------- -----------
                     Net increase (decrease) in cash and cash equivalents                (27,112)     16,463     (3,736)
Cash and cash equivalents at beginning of period                                           37,392     10,280      26,743
                                                                                       ----------- ---------- -----------
Cash and cash equivalents at end of period                                                $10,280    $26,743     $23,007
                                                                                       ----------- ---------- -----------
                                                                                       ----------- ---------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                   $    -      $   -       $  31
Cash paid during the period for income taxes                                                9,392          -           -
Tax benefit from exercise of stock options                                                    692        127         707



           The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

         Silicon Storage Technology, Inc. ("SST" or "the Company") is a supplier of Flash memory devices, addressing the requirements of high volume customers and applications. Substantially all of the Company's product revenues to date have substantially been derived from the sale of four products: 512Kbit, 1Mbit, 2Mbit and 4Mbit memory devices used in personal computers, personal computer peripheral devices and consumer electronics and communications devices. The products are sold to manufacturers located primarily in Asia.

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

RISKS AND UNCERTAINTIES:

         The Company's sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect the Company's operating results adversely. Specifically, average selling prices declined during 1997 and 1998. The Company currently buys all of its wafers, an integral component of its products, from outside suppliers. Failure by these suppliers to satisfy the Company's requirements on a timely basis at competitive prices could cause a delay in manufacturing and a possible loss of revenues, which would affect operating results adversely.

         Most of the Company's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling the Company's products at any time. Two of the manufacturers' representatives are responsible for substantially all sales into Taiwan, which accounted for 28% of the Company's product revenues during 1998. The loss of any of the manufacturers' representatives or any other significant manufacturers' representatives or distributors could have a material adverse effect on the Company's operating results. A majority of the Company's product revenue came from sales to customers in the personal computer and computer peripherals industries. A decline in demand in these industries could have a material adverse affect on the Company's operating results and financial condition.

         During 1998, currency devaluation and economic deflation was experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During 1998, the Company derived 82% of its product revenue from the Far East. Economic problems in this region may have an adverse impact on the Company's total revenues and may negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the financial sectors of these countries may impact the customers' ability to open letters of credit or other financial instruments that are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers and assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems may have an adverse impact on their business which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the economic situation may exacerbate the current decline in average selling prices for the Company's products if the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may have a material adverse effect on the Company's operating results due to the large concentration of the Company's activities in this region.

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

         Short-term investments, which are comprised of state and municipal securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity. Gross unrealized holding gains and losses have not been material. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. As of December 31, 1998 and 1997, the fair value of the short-term investments approximated cost, and all such investments are scheduled to mature within one year.

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

FURNITURE, FIXTURES AND EQUIPMENT:

         Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years (see Note 3).

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   CONTINUED:

LONG-LIVED ASSETS:

         Long-lived assets include licensing agreements which are stated at the net present value of the cash paid under the agreement. Amortization is provided for by the straight-line method over the shorter of the license agreement or the estimated life of the underlying technology. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less then the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

WARRANTIES:

         The Company's products are generally subject to warranty and the Company provides for the estimated future costs of repair, replacement or customer accommodation in the accompanying statements of operations.

REVENUE RECOGNITION:

         Direct sales to customers are recognized upon shipment of product net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to distributors. Because of the uncertainty associated with pricing concessions and future returns, the Company defers recognition of such revenues, related costs of revenues and related gross margin until the merchandise is sold by the distributor to the end user.

         Revenue from license or other technology arrangements is recognized upon the delivery of all specified technology documentation and/or products if the fee is fixed and determinable, collection of the fee is probable, and there are no remaining obligations from the Company. For license and other arrangements under which the Company is obligated to provide unspecified upgrades, revenue is recognized ratably over the shorter of the contract term or the estimated economic life of the technology beginning upon delivery of all specified technology documentation and/or products.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE:

         The Company has computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
    CONTINUED:

STOCK COMPENSATION:

         The Company accounts for stock-based compensation using the intrinsic value method. The Company calculates the fair value of stock-based compensation and discloses the pro forma impact of the value on net income (loss) and net income (loss) per share in the footnotes to the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about the Segments of an Enterprise and Related Information" (SFAS 131), which requires companies to report financial and descriptive information about reportable operating segments
- the components of the enterprise that provide separate financial data to the company's decision maker. During 1998 and prior, the Company did not internally report financial and descriptive data in segments based upon operating segments due to the limited number of products and product families manufactured and sold. However, with the Company's planned expansion into new product lines and introduction of new products during 1998 and 1999, such internal segment reporting may be developed and, at such time, will be disclosed in the financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities as is effective for the Company's fiscal year 1999. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

         In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-1 on the Company's consolidated financial statements has not yet been determined.

       In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 1999, and the impact of the adoption of SOP 98-5 on the Company's consolidated financial statements has not yet been determined.

2.       INVENTORIES (IN THOUSANDS):


                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                   1997         1998
                                                                 ----------  -----------
              Raw materials                                         $  118       $  311
              Work in process                                        9,249        4,717
              Finished goods                                         2,542        3,269
                                                                 ----------  -----------
                                                                   $11,909      $ 8,297
                                                                 ----------  -----------
                                                                 ----------  -----------

3. FURNITURE, FIXTURES AND EQUIPMENT, NET (IN THOUSANDS):

                                            DECEMBER 31,
                                       -----------------------      ESTIMATED
                                         1997         1998         USEFUL LIVES
                                       ----------  -----------     ------------
 Equipment                               $11,606     $ 13,325       Four years
 Design hardware                           2,273        3,559       Three years
 Software                                  1,755        2,131       Four years
 Furniture and fixtures                      714          804       Seven years
                                       ----------  -----------
                                          16,348       19,819
 Less accumulated depreciation             9,124       12,972
                                       ----------  -----------
                                         $ 7,224      $ 6,847
                                       ----------  -----------
                                       ----------  -----------

Depreciation expense was $3,431,000, $4,206,000, and $4,134,000 for 1996, 1997,
and 1998, respectively.

4.        COMMITMENTS AND CONTINGENCIES:

         The Company leases its corporate facilities under noncancelable operating leases that expire in 2000 and 2003. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, the Company is responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $449,000, $421,000, and $749,000 in 1996, 1997, and 1998, respectively.

Future minimum rental payments at December 31, 1998 are as follows (IN
THOUSANDS):


         1999                                $  901
         2000                                   719
         2001                                   704
         2002                                   732
Thereafter                                      297
                                           --------
                                            $ 3,353
                                           --------
                                           --------

         In February 1998, the Company agreed to purchase technology from a product development partner for $1.8 million, payable upon the completion of certain product development milestones over the next eighteen months.
During 1998, the Company paid $275,000 pursuant to this agreement.

Future minimum payments at December 31, 1998 are anticipated as follows (IN THOUSANDS):


         1999                                $  750
         2000                                   775
         2001                                     0
         2002                                     0
Thereafter                                        0
                                           --------
                                            $ 1,525
                                           --------
                                           --------

         On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the ITC action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgment in the Company's favor on the basis that the `811 patent' and the `829 patent' were found to be invalid by another court. Atmel has appealed the decision. No date has been set for oral argument. On October 26, 1998, the Company filed for a motion of summary judgment that it does not infringe on the `673' patent. The trial on the remaining issues has been postponed until Atmel's appeal is heard.

         On February 17, 1997, Atmel filed an action with the International Trade Commission ("ITC") against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on the `903 patent'. No schedule has been set for the new hearing.

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

         Also, from time to time, the Company is involved in other legal actions arising in the ordinary course of business. While the Company has accrued certain amounts for the estimated costs associated with defending these matters, there can be no assurance that the Atmel complaint, the Intel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Also, from time to time, the Company is involved in other legal actions arising in the ordinary course of business.

5.        SHAREHOLDERS' EQUITY:

 AUTHORIZED CAPITAL SHARES:

         The Company's authorized capital shares consist of 45,000,000 shares of common stock and 7,000,000 shares of preferred stock. None of the preferred stock has been designated or is outstanding. All of the Company's capital shares have no par value.

NET INCOME (LOSS) PER SHARE:

         A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows:

                                                           1996           1997          1998
                                                           ----           ----          ----
Numerator - Basic:
      Net income (loss)                                     $12,351       ($6,924)     ($17,588)
                                                            -------       -------      --------
                                                            -------       -------      --------
Denominator - Basic:
      Weighted average common stock outstanding              22,972         23,166        22,958
                                                            -------       -------      --------
                                                            -------       -------      --------
Basic net income (loss) per share                             $0.54        ($0.30)       ($0.77)
                                                            -------       -------      --------
                                                            -------       -------      --------
Numerator - Diluted:
      Net income (loss)                                     $12,351       ($6,924)     ($17,588)
                                                            -------       -------      --------
                                                            -------       -------      --------
Denominator - Diluted:
      Weighted average common stock outstanding              22,972        23,166        22,958
      Dilutive potential of common stock:
        Options and warrants                                  2,142             -             -
                                                            -------       -------      --------
                                                             25,114        23,166        22,958
                                                            -------       -------      --------
                                                            -------       -------      --------

Diluted net income (loss) per share                           $0.49       ($0.30)       ($0.77)
                                                            -------       -------      --------
                                                            -------       -------      --------

         Stock options to purchase 3,095,000 shares of common stock were outstanding in 1998, but were not included in the computation of diluted loss per share because the Company has a net loss in 1998.

         Stock options to purchase 2,886,000 shares of common stock were outstanding in 1997, but were not included in the computation of diluted loss per share because the Company has a net loss in 1997.

         Stock options to purchase shares 46,000 of common stock were outstanding in 1996, but were not included in the computation of diluted net income per share, because the exercise price was greater than the average market value of the common shares.

REPURCHASE OF COMMON STOCK:

         In July 1996, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 500,000 shares of the Company's common stock could be repurchased on the open market at prevailing market prices. Approximately 100,000 shares were repurchased under this authorization during August and September 1996 for an aggregate purchase price of approximately $723,000.

         In February 1997 the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June 1997. Approximately 492,000 shares were repurchased under this authorization during the quarter ended June 1997 for an aggregate purchase price of $1,863,000 at prices ranging from $3.69 to $3.88 per share.

         In July 1997 the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended December 1997. Approximately 234,000 shares were repurchased under this authorization during the period ended December 1997 for an aggregate purchase price of $872,000 at prices ranging from $3.62 to $3.78 per share.

         In January 1998, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of the Company's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June 1998. Approximately 449,000 shares were repurchased under this authorization during the period ended June 1998 for an aggregate purchase price of $1,584,000 at prices ranging from $3.19 to $3.78 per share.

EQUITY INCENTIVE PLAN:

         In 1990, the Company adopted a combined incentive and supplemental stock option plan (the Option Plan) under which the Board of Directors could issue options to purchase up to 4,000,000 shares of common stock to employees and directors of and consultants to the Company and its affiliates. In November 1995, the Company amended the Option Plan, restated it as the Equity Incentive Plan and reserved an additional 2,000,000 shares of common stock for issuance under the plan. In July 1998, the Company amended the Equity Incentive Plan and reserved an additional 750,000 shares of common stock for issuance under the plan.

         Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally vest over periods ranging from four to five years from the date of grant. The term of any options issued under either plan may not exceed ten years from the date of grant. At December 31, 1996 options to purchase approximately 967,000 shares of common stock were exercisable at a weighted average exercise price of $0.34. At December 31, 1997, options to purchase approximately 1,132,000 shares of common stock were exercisable at a weighted average exercise price of $0.67. At December 31, 1998, options to purchase approximately 1,343,000 shares of common stock were exercisable at a weighted average exercise price of $1.25. Activity under the plan is as follows:

                     (IN THOUSANDS, EXCEPT PER SHARE DATA):




                                    AVAILABLE                 OPTIONS OUTSTANDING              WEIGHTED
                                       FOR       -----------------------------------------      AVERAGE
                                      GRANT      SHARES      PRICE PER SHARE     AMOUNT    EXERCISE PRICE
                                    ----------- ----------  ------------------- --------- -----------------
Balances, December 31, 1995              1,871      2,607     $0.075-$16.50       $2,221       $0.85
     Granted                             (541)        541     $6.875-$15.25       $4,987       $9.22
     Exercised                               -      (509)      $0.075-$2.50       ($106)       $0.21
     Terminated                            366      (366)      $0.15-$16.50     ($3,695)       $10.10
                                    ----------- ----------                      ---------
Balances, December 31, 1996              1,696      2,273      $0.15-$9.50        $3,407       $1.50
     Granted                           (2,228)      2,228      $3.125-$6.00       $8,422       $3.78
     Exercised                               -      (493)      $0.15-$3.125       ($167)       $0.34
     Terminated                          1,207    (1,207)      $0.15-$9.50      ($5,719)       $4.74
                                    ----------- ----------                      ---------
Balances, December 31, 1997                675      2,801      $0.15-$6.00        $5,943       $2.12
     Granted                             (870)        870      $1.313-$3.00       $2,299       $2.64
     Exercised                               -      (268)      $0.15-$3.125       ($155)       $0.58
     Terminated                            411      (411)      $0.25-$6.00      ($1,542)       $3.75
     Authorized                            750          -           -                  -         -
                                    ----------- ----------                      ---------
Balances, December 31, 1998                966      2,992      $0.15-$9.00        $6,545       $2.19
                                    ----------- ----------                      ---------
                                    ----------- ----------                      ---------


EQUITY INCENTIVE PLAN, CONTINUED:

         On September 11, 1996, the Board of Directors authorized employees the right to convert certain outstanding stock options into option grants with an exercise price of $7.125 per share (the fair market value as of the date of the Board's authorization). The converted option grants vest on a date that is six months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 277,000 stock options were terminated at exercise prices ranging from $9.00 to $16.50, and new options were issued pursuant to this program.

         On April 23, 1997 the Board of Directors approved an offer to employees of the Company to reprice outstanding options granted prior to that date with an exercise price above $3.125 per share (the "1997 Repricing Program"). Under the 1997 Repricing Program, as of April 28, 1997, 845,000 option grants were converted into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Stock Market on such date). As consideration for the grant of repriced options, optionees are prohibited from exercising the repriced options for a period of three months following the initial vest date of such repriced options. The 1997 Repricing Program terminated on April 28, 1997.

DIRECTORS' OPTION PLAN:

         In October 1995, the Company adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which became effective upon the effective date of the Company's initial public offering. The Directors' Plan provided for the automatic grant of options to purchase 24,000 shares of the Company's common stock to non-employee directors of the Company upon the initial public offering. It also provides for automatic grants upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 6,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted must equal or exceed the fair market value of the Company's common stock on the date of grant. The options expire ten years after the date of grant. The Company has reserved 150,000 shares of its common stock for issuance under the Directors' Plan. During 1996, no options were granted and 24,000 options were terminated. At December 31, 1996, 48,000 options remained outstanding, of which 12,000 were exercisable at a weighted-average exercise price of $9.00 per share. During 1997, 37,000 options were granted and no options terminated. At December 31, 1997, 85,000 options remained outstanding, of which 29,000 were exercisable at a weighted-average exercise price of $6.52 per share. During 1998, 18,000 options were granted and no options terminated. At December 31, 1998, 103,000 options remained outstanding, of which 52,000 were exercisable at a weighted-average exercise price of $7.30 per share.

EMPLOYEE STOCK PURCHASE PLAN:

         In October 1995, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") which became effective upon the effective date of the Company's initial public offering. A total of 850,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of the Company's common stock on the date of the option grant by withholding up to 10 percent of their annual base earnings. At December 31, 1998, shares available for purchase under this plan were approximately 552,000.

STOCK COMPENSATION:

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Equity Incentive Plan, the Directors' Option Plan or the Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended 1996, 1997, and 1998 would have been reduced to the pro forma amounts indicated below (IN THOUSANDS):


                                                      1996          1997           1998
                                                   ------------ -------------- -------------
Pro forma net income (loss)                           $ 11,440      $ (8,857)     $(19,316)
Pro forma net income (loss) per share - basic         $   0.50      $  (0.38)     $  (0.84)
Pro forma net income (loss) per share - diluted       $   0.46      $  (0.38)     $  (0.84)


The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.64, $3.14 and $0.41, respectively, per share.

         The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:


                                            1996              1997              1998
                                            ----              ----              ----
         Risk-free interest rate            5.2 - 6.0%        5.5 - 6.0%        4.1 - 5.8%
         Expected term of option            2 years           2 years           2 years
         Expected volatility                92%               92%               92%
         Expected dividend yield             0%                0%                0%


         The weighted average valuation of rights during 1998, 1997 and 1996 was $1.32, $2.03 and $4.12, respectively, per share.

         The fair value of each right is estimated using the Black-Scholes model with the following wieghted average assumptions by year:


                                        1996           1997        1998
                                        ----           ----        ----
    Risk-free interest rate             5.7%           5.7%        5.3 - 5.5%
    Expected term of option             1/2 year       1/2 year    1/2 year
    Expected volatility                 92%            92%         92%
    Expected dividend yield             0%             0%          0%


         Option grants and purchase plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

STOCK COMPENSATION, CONTINUED:

         The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Option Plan at December 31, 1998 are as follows:


                                       OPTIONS
                                     OUTSTANDING                                 OPTIONS EXERCISABLE
                  ------------------------------------------------------   --------------------------------
                                  WEIGHTED-AVERAGE
    RANGE OF         NUMBER           REMAINING        WEIGHTED-AVERAGE       NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      OUTSTANDING    EXERCISE PRICE
----------------- -------------   ------------------   -----------------   -------------- -----------------
$0.150 - $0.500        895,000          5.05                $0.19                864,000       $0.18
$1.000 - $2.844        588,000          9.52                $2.40                 15,000       $1.25
$2.938 - $3.000        296,000          9.21                $2.98                  6,000       $3.00
$3.125 - $3.750      1,177,000          8.54                $3.15                427,000       $3.14
$5.750 - $9.000        139,000          8.09                $7.03                 65,000       $7.71
                  ------------                                             -------------
$0.150 - $9.000      3,095,000          7.76                $2.31              1,377,000       $1.48
                  ------------                                             -------------
                  ------------                                             -------------

6.        INCOME TAXES:

         The components of the provision for (benefit from) income taxes reflected in the statements of operations are as follows (IN THOUSANDS):



                                                                       DECEMBER 31,
                                                   -------------------------------------------
                                                        1996           1997          1998
                                                   --------------- ------------- -------------
Current:
      Federal                                            $  7,464     $ (2,693)     $ (4,445)
      State                                                 1,349         (471)             1
      Foreign                                                 175           126           126
                                                   --------------- ------------- -------------
                                                            8,988        (3,038)       (4,318)
                                                   --------------- ------------- -------------
Deferred:
      Federal                                             (1,258)           240         3,088
      State                                                 (132)         (367)           659
                                                   --------------- ------------- -------------
                                                          (1,390)         (127)         3,747
                                                   --------------- ------------- -------------
                                                         $  7,598     $ (3,165)      $  (571)
                                                   --------------- ------------- -------------
                                                   --------------- ------------- -------------

         Substantially all of the Company's revenue is taxable in the United States. The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes reflected in the statements of operations are as follows:


                                                          DECEMBER 31,
                                                   ------------------------------------------
                                                       1996           1997          1998
                                                   -------------  ------------- -------------
United States statutory rate                              34.0%        (34.0)%       (35.0)%
State taxes, net of federal benefit                         6.1          (3.0)           4.3
Foreign taxes, net                                            -            1.0             -
Change in valuation allowance                                 -              -          29.9
Other                                                      (2.0)           4.6          (2.3)
                                                   -------------  ------------- -------------
                                                           38.1%         (31.4)%        (3.1)%
                                                   -------------  ------------- -------------
                                                   -------------  ------------- -------------

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows (IN THOUSANDS):

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1998
                                                                  -------------- -------------
Capitalization of research and development
   and purchased software costs                                         $   176        $    -
Accrued expenses and allowances                                           3,522         2,754
Depreciation                                                              (463)         (419)
Net operating loss carry-forwards                                             -         3,530
Credits                                                                       -         3,742
Other                                                                       512             -
                                                                  ----------------------------
  Total                                                                   3,747         9,607
Valuation Allowance                                                           -       (9,607)
                                                                  ----------------------------
Net deferred tax asset                                                 $  3,747         $   -
                                                                  -------------- -------------
                                                                  -------------- -------------


         Due to the uncertainties surrounding the realization of the deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the operating loss and other deferred tax assets.

         At December 31, 1998, the Company had available approximately $8,159,000 and $8,390,000 of federal and state income tax, respectively, net operating loss carry-forwards. These net operating losses, if not utilized, expire between 2003 and 2018. At December 31, 1998, the Company also had available research and development credit carry-forwards for federal and state income tax purposes of approximately $1,392,000 and $705,000, respectively. These credit carry-forwards expire between 2016 and 2019.

7.        BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company has adopted the Financial Accounting Standard's Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 ("SFAS 14"), Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

         During 1998 and prior, the Company did not internally report financial and descriptive data in segments based upon operating segments due to the limited number of products and product families manufactured and sold. However, with the Company's planned expansion into new product lines and introduction of new products in 1998 and 1999, such internal segment reporting may be developed and, at such time, will be disclosed in the financial statements. The Company's product and license revenues are all denominated in U.S. dollars and are summarized as follows:

7.        BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED:



                                        YEAR ENDED DECEMBER 31,
                                  -----------------------------------
                                     1996        1997        1998
                                  ------------ ----------  ----------
Taiwan                                $36,597    $22,027     $19,134
Japan                                  18,438     17,878      13,739
Hong Kong                               8,701     11,863      14,104
Singapore                               5,552      7,185       4,253
United Kingdom                          3,025      3,089       6,213
Other International                     7,965      3,248       6,869
United States                          13,012     10,032       5,099
                                  ------------ ----------  ----------
                                      $93,290    $75,322     $69,411
                                  ------------ ----------  ----------
                                  ------------ ----------  ----------


         On January 31, 1996, the Company acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash, which interest is carried at cost in the other noncurrent assets category in the accompanying balance sheet. The president of the Japanese company is a shareholder of the Company. In 1996, 1997 and 1998 this customer accounted for 12.7%, 15.4%, and 14.7%, respectively or approximately $11,823,000, $11,598,000 and $10,180,000, respectively, of net revenues. In 1996 and 1997, no other customer accounted for more than 10% of net revenues for the Company. In 1998, only one other customer accounted for more than 10% of net revenues for the Company. This customer accounted for 10.8% or approximately $7,187,000 of net revenues in 1998.

         Until August 1996, one member of the Board of Directors was the Chairman of a subsidiary of Sanyo Electric Company, Ltd. ("Sanyo"). The Company purchased $40,013,000 of raw materials from Sanyo in 1996.

         In June 1997 Dr. Ronald Chwang became a member of the Board of Directors. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. Related Acer entities, Acer Corporation, Acer Peripherals and Acer Technologies are customers of the Company. In 1997 and 1998, the combined Acer entities accounted for 6.0% and 7.3%, respectively, or $4,502,000 and $5,084,000 of net revenues.

8.        EMPLOYEE BENEFIT PLANS:

PROFIT SHARING PLAN:

         In April 1995, the Board adopted the Profit Sharing Plan under which employees may collectively earn up to 10% of the Company's operating profit, provided that both net earnings before interest income (expense), net and provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is product revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. The Company plans to pay profit sharing sums, when available, to employees twice a year. For the year ended December 31, 1996, the Company expensed approximately $1,785,000 under this plan. No profit sharing was paid in 1997 or 1998.

401(K) PLAN:

         In 1995, the Company adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company, at its discretion, may make additional contributions on behalf of employees. All employee contributions are 100% vested. No employer contributions were made in 1996, 1997, or 1998.