Form 10-Q
period 1999-03-31
SILICON STORAGE TECHNOLOGY INC
filed 1999-04-23
CIK 855906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

                                   ----------



Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

Number of shares outstanding of the Company's Common Stock, no par value, as of the latest practicable date, March 31, 1999: 23,261,387. Total number of pages in document: 17. Index to Exhibits is on page 16.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
         Item 1.  Condensed Consolidated Financial Statements:
                  Condensed Consolidated Statements of Operations...........................3
                  Condensed Consolidated Balance Sheets.....................................4
                  Condensed Consolidated Statements of Cash Flows...........................5
                  Notes to Condensed Consolidated Financial Statements......................6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................9


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............14



PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings .......................................................15

         Item 6.  Exhibits and Reports on Form 8-K.........................................16

                                     PART I

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Three months ended March 31,
                                                                                 1999                1998
                                                                           ------------------ --------------------
                                                                                        (unaudited)
Net Revenues:
      Product revenues                                                               $17,793              $15,754
      License revenues                                                                   535                  611
                                                                           ------------------ --------------------
           Total net revenues                                                         18,328               16,365
                                                                           ------------------ --------------------

 Costs and expenses:
      Cost of revenues                                                                16,979               14,390
      Research and development                                                         4,734                3,055
      Sales and marketing                                                              2,197                1,619
      General and administrative                                                       1,206                1,167
                                                                           ------------------ --------------------
                                                                                      25,116               20,231
                                                                           ------------------ --------------------

           Income (loss) from operations                                             (6,788)              (3,866)

Interest and other income (expense), net                                                 251                  541
                                                                           ------------------ --------------------
           Income (loss) before provision for (benefit from) income taxes            (6,537)              (3,325)


Provision for (benefit from) income taxes                                                 40              (1,000)
                                                                           ------------------ --------------------

           Net income (loss)                                                        ($6,577)             ($2,325)
                                                                           ------------------ --------------------
                                                                           ------------------ --------------------

Net income (loss) per share - basic and diluted                                      ($0.28)              ($0.10)
                                                                           ------------------ --------------------
                                                                           ------------------ --------------------

Shares used in per share calculations                                                 23,193               22,960
                                                                           ------------------ --------------------
                                                                           ------------------ --------------------






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                  ASSETS
                                                                           March 31,          December 31,
                                                                             1999                 1998
                                                                      ------------------   -----------------
                                                                                    (unaudited)
Current assets:
      Cash and cash equivalents                                                 $22,494             $23,007
      Short-term investments                                                          -                 851
      Accounts receivable, net                                                   11,246               9,249
      Accounts receivable from related parties                                    2,109               2,838
      Inventories, net                                                            8,078               8,297
      Other current assets                                                        2,871               2,615
                                                                      ------------------   -----------------
           Total current assets                                                  46,798              46,857

Furniture, fixtures, and equipment, net                                           6,361               6,847
Other assets                                                                      2,224               2,434
                                                                      ------------------   -----------------
           Total assets                                                         $55,383             $56,138
                                                                      ------------------   -----------------
                                                                      ------------------   -----------------

                               LIABILITIES

Current liabilities:
      Trade accounts payable                                                     14,789              10,309
      Accrued expenses and other current liabilities                              6,227               5,309
      Deferred revenue                                                            1,913               1,827
                                                                      ------------------   -----------------
           Total current liabilities                                             22,929              17,445

Other liabilities                                                                   625                 663
                                                                      ------------------   -----------------
           Total liabilities                                                     18,108              18,108
                                                                      ------------------   -----------------

                           SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation                                     53,945              53,569
Retained earnings (accumulated deficit)                                        (22,116)            (15,539)
                                                                      ------------------   -----------------
      Total shareholders' equity                                                 31,829              38,030
                                                                      ------------------   -----------------
           Total liabilities and shareholders' equity                           $55,383             $56,138
                                                                      ------------------   -----------------
                                                                      ------------------   -----------------






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Three months ended March 31,
                                                                            --------------------------------------
                                                                                  1999                 1998
                                                                            -----------------    -----------------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              ($6,577)             ($2,325)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation /amortization                                                        1,112                1,000
     Provision for doubtful accounts receivable                                           42                  250
     Provision for excess and obsolete inventories                                       224                2,521
     (Gain) loss on sale of equipment                                                      1                    -
     Deferred income taxes                                                                 -                (563)
     Changes in operating assets and liabilities:
        Accounts receivable                                                          (2,039)                (202)
        Accounts receivable from related parties                                         729                (908)
        Inventories                                                                      (5)             (10,022)
        Other current and noncurrent assets                                            (107)                  397
        Trade accounts payable                                                         4,480              (6,296)
        Accrued expenses and other liabilities                                           926              (1,017)
        Deferred revenue                                                                  86                  406
                                                                            -----------------    -----------------
           Net cash provided by (used in) operating activities                       (1,128)             (16,759)
                                                                            -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of furniture, fixtures and equipment                                  (566)                (893)
     Purchases of available-for-sale investments                                           -             (23,328)
     Sales and maturities of available-for-sale investments                              851               19,234
     Other                                                                                 -                (500)
                                                                            -----------------    -----------------
           Net cash provided by (used in) investing activities                           285              (5,487)
                                                                            -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on intellectual properties                                                (37)                    -
     Issuance of shares of common stock                                                  367                  250
     Repurchase of common stock                                                            -              (1,584)
                                                                            -----------------    -----------------
           Net cash provided by (used in) financing activities                           330              (1,334)
                                                                            -----------------    -----------------
                Net increase (decrease) in cash and cash equivalents                   (513)             (23,580)
Cash and cash equivalents at beginning of period                                      23,007               26,743
                                                                            -----------------    -----------------
Cash and cash equivalents at end of period                                           $22,494               $3,163
                                                                            -----------------    -----------------
                                                                            -----------------    -----------------






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        SILICON STORAGE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of Silicon Storage Technology, Inc. (the "Company" or "SST") are necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

The year-end balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and is effective for the Company's fiscal year 1999. The impact of the implementation of SFAS 133 on the consolidated financial statements of the Company has not yet been determined.

In March 1998, the Accounting Standards Executive Committee ("AcSEC"), released Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires certain costs of computer software developed or obtained for internal use to be capitalized, provided that those costs are not research and development. SOP 98-1 is effective for the Company's fiscal year 1999, and there is no material impact on the Company's consolidated financial statements.

In April 1998, AcSEC released Statement of Position 98-5, "Accounting for Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 is effective for the Company's fiscal year 1999, and there is no material impact on the Company's consolidated financial statements.

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

                                                                Three months ended March 31,
                                                                 1999                 1998
                                                           -----------------    -----------------
Numerator - Basic and Diluted:
     Net income (loss)                                             ($6,577)             ($2,325)
                                                           -----------------    -----------------
                                                           -----------------    -----------------
Denominator - Basic & Diluted:
     Weighted average common stock outstanding                       23,193               22,960
                                                           -----------------    -----------------
                                                           -----------------    -----------------

Net income (loss) per share - Basic and Diluted                     ($0.28)              ($0.10)
                                                           -----------------    -----------------
                                                           -----------------    -----------------

Stock options to purchase 914,000 and 1,132,000 shares of common stock were outstanding as of March 31, 1999 and March 31, 1998, respectively, but were not included in the computation of diluted loss per share because the Company had net losses for the three months ended March 31, 1999 and March 31, 1998.

3. INVENTORIES (IN THOUSANDS):

                                                              March 31,           December 31,
                                                                1999                  1998
                                                          ------------------    ------------------
Raw Material                                                 $          185        $          311
Work in process                                                       4,742                 4,717
Finished goods                                                        3,151                 3,269
                                                          ------------------    ------------------
                                                             $        8,078        $        8,297
                                                          ------------------    ------------------
                                                          ------------------    ------------------


Inventories are stated at the lower of cost or market value.

4. CONTINGENCIES

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the International Trade Commission ("ITC") action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgment in the Company's favor on the basis that the '811 patent' and the '829 patent' were found to be invalid by another court. Atmel has appealed the decision. No date has been set for oral argument. On October 26, 1998, the Company filed for a motion of summary judgment that it does not infringe on the '673' patent. On April 13, 1999, the District Court granted the Company's motion and entered a judgment that the Company does not infringe the claims of the '673 patent' The trial on the remaining issues has been postponed until Atmel's appeal is heard.

On February 17, 1997, Atmel filed an action with the ITC against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on the '903 patent'. No schedule has been set for the new hearing.

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

On July 31, 1998, the Company filed suit against Winbond Electronics of Taiwan ("Winbond") in the U.S. District Court for the Northern District of California, San Jose Division. The Company is suing for breach of contract and breach of covenant of good faith and fair dealing. The Company seeks damages and an injunction prohibiting Winbond from using any of the technology licensed to Winbond by the Company and a return of technical material transferred to Winbond under the original license agreement. Winbond has answered the complaint and has counter-claimed for a declaration that it is not in material breach of the agreement; that the Company has breached the agreement; that the Company has breached the covenant of good faith and fair dealing; that the Company has interfered with prospective economic advantage; that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code; that the Company has committed acts of common law unfair competition; and that it is not obligated to pay the Company under the agreement and/or it owns or jointly owns the technology embodied in its products, and it seeks restitution of the payments made. The Company has replied by denying these charges. The Company believes that the substantive allegations in the Winbond counter-complaint are without merit and intends to vigorously defend itself against the action.

Also, from time to time, the Company is involved in other legal actions arising in the ordinary course of business. While the Company has accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance that the Atmel complaint, the Intel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

5. LINE OF CREDIT

On September 22, 1998, the Company signed a credit agreement with Foothill Capital Corporation, which provides for up to $25.0 million of borrowings through September 22, 2001. The Company must pay an unused line fee at the annual rate of one-quarter of one percent on the unused portion of the first $5 million and the Company is required to maintain a minimum level of tangible net worth. The line of credit is secured by the Company's assets and availability under the line is limited to 80% of eligible world-wide accounts receivable. Interest is payable at one-half of one percent above the bank's base prime rate (8.75% at March 31, 1999). At March 31, 1999, the Company had no borrowings against this agreement.

6. SUBSEQUENT EVENTS

As noted in Form 8-K, filed by the Company on April 14, 1999, the U.S. District Court granted the Company summary judgement in an action filed by Atmel Corporation v. the Company in January 1996, that it does not infringe the claims of U.S. patent 4,233,673.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO:

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

ALL OF THESE FACTORS, AND OTHER FACTORS, ARE DIFFICULT TO FORECAST AND CAN MATERIALLY AFFECT THE COMPANY'S QUARTERLY OR ANNUAL OPERATING RESULTS. FLUCTUATIONS IN REVENUES AND OPERATING RESULTS MAY CAUSE VOLATILITY IN THE COMPANY'S STOCK PRICE. PLEASE ALSO REFER TO THE SECTION ENTITLED "RISK FACTORS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 FOR ADDITIONAL DISCUSSION.

RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 1999

OVERVIEW. Silicon Storage Technology, Inc. ("SST" or the "Company") is a supplier of flash memory devices, addressing the requirements of high volume applications. Currently, the Company offers small sector, medium density devices ranging from 512Kbit to 4Mbit that target a broad range of existing and emerging applications in the personal computer ("PC"), PC peripheral, communications, consumer and industrial markets. The Company also has developed higher density memory products to address broader markets such as digital cameras, voice recorders, memory cards, networking systems, digital cellular phones, telecommunications and printer font storage. The Company has also entered the 8-bit flash microcontroller market with products to address emerging application of in-system programmable ("ISP") flash microcontrollers and has continued the expansion of the Company's technology licensing strategy with respect to the Company's technology for embedded applications.

During the first quarter of 1999, the Company introduced three new Many-Time Programmable ("MTP") flash memory devices: the SST27SF020, the SST27SF512, and the SST27SF256. The easy erasability and rapid reprogramability of the MTP devices provide time and cost advantages during the manufacturing process.

During the first quarter of 1999, the Company derived approximately 30%, 23%, and 14% of its product revenues from sales to Taiwan, China and Japan, respectively. The Company intends to continue to diversify its customer base by increasing sales in other geographic areas and to continue targeting additional high volume applications such as the cellular telephone, pager, modem, hard disk drive, cordless telephone, DVD drive, electronic organizer and set-top box markets. International product revenues accounted for 89% of total product revenues during the first quarter of 1999. The Company is in the process of increasing the scope of its international operations and expects that international sales will continue to account for a significant portion of its product revenues although the percentage may fluctuate from period to period.

Due to its level of international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses of certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as economic and political instability and changes in diplomatic and trade relationships.

In particular, during 1997 and 1998, currency devaluation and economic deflation were experienced in several Asian economies in which the Company does business, such as Japan, Korea, and Taiwan. During the first quarter of 1999, the Company derived 80% of its total product revenues from the Far East. Economic problems in this region may have an adverse impact on the Company's total revenues and may negatively impact the Company's ability to collect payments from these customers. Furthermore, the lack of capital in the finance sectors of these countries may impact the customers' ability to open letters of credit or other financial instruments that are guaranteed by foreign banks. Additionally, the Company's major wafer suppliers, assembly and packaging subcontractors are located in the Far East. Major disruptions in their businesses due to these economic problems can have an adverse impact on their business, which, in turn, may negatively impact their ability to adequately supply the Company. Finally, the current economic situation in the Far East has impaired the Company's ability to compete on the basis of price. This situation may reinvigorate declines in the average selling prices for the Company's products as the Company's competitors reduce product prices to generate needed cash. Continued economic and/or political instability of any kind in this region may continue to have a material adverse effect on the Company's operating results due to the anticipated concentration of the Company's activities in this region for the foreseeable future. In addition, because the Company's international sales are denominated in U.S. dollars, fluctuations in the exchange rate of currencies may increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive when compared to competitors' products that are denominated in local currencies. The Company has experienced, and may continue to experience, material adverse effects on its operations as a result of regulatory, geopolitical and other factors. These events may adversely impact the Company's operations or may require the Company to modify its current business practices.

The following discussion relates to the financial statements of the Company for the three months ended March 31, 1999 (current quarter) of the fiscal year ending December 31, 1999, in comparison to the three months ended March 31, 1998 (comparable quarter of the prior year). Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be achieved for the full fiscal year ending December 31, 1999.

NET REVENUES. Net revenues were $18.3 million for the three months ended March 31, 1999 as compared to $16.4 million for the three months ended March 31, 1998.

Product revenues increased to $17.8 million in the current quarter from $15.8 million for the comparable quarter of the prior year. While the weighted average selling price across all products declined 30% between these two periods, unit shipments increased 62% to a record 15.9 million units in a single quarter.

License, royalty and development revenues were $0.5 million for the current quarter as compared to $0.6 million in the comparable quarter of the prior year. Current quarter license revenues include royalty payments for the use of the Company's technology. Such royalty payments may or may not recur in future quarters.

During the first quarter of 1999, business in Japan decreased to approximately 14% of world-wide product revenues from 25% for the comparable quarter of the prior year while business in Taiwan and China increased to 30% and 23%, respectively, from 27% and 20%. International sales accounted for approximately 89% of world-wide product revenues during the current quarter, compared to 93% for the comparable quarter of the prior year. The Company anticipates that international sales will account for substantially all of the product revenues for the foreseeable future, although percentages may vary.

For the current quarter, product shipments for PC BIOS and PC peripheral applications decreased to approximately 33% and 31% of total product revenue, respectively, from 37% and 40% for the comparable quarter of the prior year. While product shipments for consumer products, such as toys, video games and electronic organizers, decreased to 15% of total product revenue from 16% for the comparable quarter of the prior year, shipment revenue increased 8% to $2.8 million for the first quarter of 1999 from $2.5 million for the comparable quarter of the prior year. Product shipment revenues in the first quarter of 1999 for communication products, such as modems and cordless phones, increased 341% to $1.8 million for the first quarter of 1999 from $407 thousand for the comparable quarter of the prior year. Communication shipments accounted for approximately 10% of total product revenue as compared to 3% for the comparable quarter of the prior year. While the Company intends to continue to diversify both the product applications and customer base, there can be no assurance that such diversification will be successful.

GROSS MARGIN. Gross profit was $1.3 million or gross margin of 7% of net revenues for the three months ended March 31, 1999 as compared to $2.0 million or 12% of net revenues for the comparable period of the prior year. The decrease in gross profit and gross margin is primarily due to the decline in average selling prices, somewhat offset by favorable yield, overhead and other inventory variances during the current quarter.

Future fluctuations in gross profits and/or gross margins may occur as a result of, among other factors, declining average selling prices which could lead to additional charges to cost of revenues to reduce inventories to replacement costs; cost reduction efforts that do not reduce costs faster than average selling price declines; price changes in the costs of raw materials; changes in the mix between license revenues and product revenues or the impact of changes in the product mix.

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

RESEARCH AND DEVELOPMENT. Research and development expenses were $4.7 million or 26% of net revenues during the first quarter of 1999 as compared to $3.0 million or 19% of net revenues during the comparable quarter of the prior year. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, increased prototyping, new product development and product qualification costs and process and development efforts related to new and future product introductions. The Company has introduced thirteen new products since the comparable quarter of the prior year. Research and development expenses are expected to increase in absolute dollars but not necessarily as a percentage of revenue over time.

SALES AND MARKETING. Sales and marketing expenses were $2.2 million or 12% of net revenues during the first quarter of 1999 as compared to $1.6 million or 10% of net revenues during the comparable quarter of the prior year. Sales and marketing expenses consist primarily of sales commissions to manufacturer's representatives, salaries of the Company's sales and marketing personnel and advertising and product literature expenses. The increase in expense from the comparable quarter of the prior year corresponds primarily to increased personnel costs, advertising/collateral related spending and increased commission expense as a result of higher revenues. Sales and marketing expense may fluctuate over time primarily as a function of product revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million or 7% of net revenues during the first quarter of 1999 and the comparable quarter of the prior year. General and administrative expense primarily consists of personnel and legal costs.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income was $0.3 million or 1% of net revenues during the first quarter of 1999 as compared to $0.5 million or 3% of net revenues during the comparable quarter of the prior year.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for income taxes was $40 thousand during the first quarter of 1999 as compared to a benefit from income taxes of $1.0 million for the comparable quarter of the prior year. The current quarter's provision relates to foreign tax expense withheld on royalty revenue. During 1998, the Company determined that its cumulative net operating losses incurred exceeded the amount of tax carry back available. For this reason, in the third quarter of 1998, the Company recorded a full valuation allowance against the deferred tax asset. The tax effect of the net operating loss incurred during the first quarter of 1999 was accrued as a deferred tax asset, offset by a valuation allowance.

NET INCOME (LOSS) PER SHARE. The Company's net loss per share for the current quarter was ($0.28) as compared to ($0.10) in the comparable quarter of the prior year. The increase in net loss is due to the increase in operating expenses related largely to new product introduction and development, as well as the declining average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity at March 31, 1999 consisted of $22.5 million of cash and cash equivalents. The Company had an open line of credit of up to $25 million, limited to 80% of eligible world-wide accounts receivable, to secure sufficient working capital to finance growth in operations and new product development efforts. At March 31, 1999, there were no borrowings against the line. The Company believes that the cash and cash equivalents, together with funds expected to be generated from operations and the line of credit availability will be sufficient to meet its projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional borrowing or capital, and, if so required, that such borrowings or capital will be available on terms acceptable to the Company, if at all.

For the three month period ended March 31, 1999, the Company's operating activities used cash of $1.1 million, which consisted primarily of increases in accounts receivable and accounts receivable from related parties of $1.3 million and the net loss of $6.6 million, offset by increases in accounts payable of $4.5 million, increases in accrued and other liabilities of $0.9 million and depreciation and amortization expense of $1.1 million. In comparison, the Company's operating activities for the comparable three month period in the prior year used cash of $16.7 million, primarily related to a increase in net inventory of $7.5 million, a decrease in accounts payable of $6.3 million, a decrease in accrued liabilities of $1.0 million and a net loss of $2.3 million, partially offset by depreciation.

Cash flows provided by investing activities totaled $285 thousand for the three month period ended March 31, 1999 and related to the sale or maturity of short-term investments for cash management purposes, partially offset by capital acquisitions. In comparison, the Company's investing activities for the comparable three month period in the prior year used cash of $5.5 million and related primarily to the net purchase of short-term investments for cash management purposes.

The Company's financing activities provided cash of approximately $330 thousand during the three month period ended March 31, 1999, primarily from the proceeds of the employee stock purchase plan. In comparison, financing activities during the comparable three month period of the prior year used $1.3 million and consisted of stock repurchases of $1.6 million partially offset by proceeds from stock option and employee purchase plans of $0.3 million.

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

INVENTORY AND ASSESSMENT. The Company is actively inventorying Company resources and assessing Year 2000 compliance of these resources. The inventory and assessment stages are both approximately 100% complete as they relate to IT supported functions, such as management information systems and accounting hardware and software, approximately 99% complete as they relate to non-IT supported equipment, such as manufacturing test equipment and approximately 80% complete as they relate to other Company operations and non-IT supported functions. The inventory and assessment stages are expected to be completed by the end of the second quarter of 1999.

Currently, the Company is conducting a survey of both its internal systems and the equipment and systems supported by third party providers to assess Year 2000 compliance. The Company is surveying its active customers with sales activity over $1 million in the past eighteen months, significant vendors and other trading partners to assess Year 2000 compliance. All significant vendors have been asked to complete a survey questionnaire and to certify Year 2000 compliance. All of the Company's significant third party vendors have been contacted thus far and the Company awaits their responses. The survey responses will be reviewed and evaluated during the second quarter of 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to its international sales and manufacturing, the Company is exposed to risks associated with foreign exchange rate fluctuations. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's operating results and financial condition. All of the Company's sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive, reducing the demand for the Company's products. A decline in the demand for the Company's products could have a material adverse effect on the Company's operating results and financial position. In addition, a downturn in the Japanese economy could impair the value of the Company's investment in its Japanese affiliate.

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

On January 3, 1996, Atmel Corporation ("Atmel") sued the Company in the U.S. District Court for the Northern District of California. Atmel's complaint alleges that the Company, by making, using and selling devices, is willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the Company has infringed the patent, an injunction prohibiting future infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses. On February 13, 1996, the Company filed an answer denying Atmel's allegations and asserting affirmative defenses and counterclaims. On June 25, 1997, a U.S. District Court Judge denied Atmel's motions for summary judgment for certain patents mentioned in the above lawsuit. The basis for the denial was that not all elements of the claims of the patents were infringed as required for a ruling in Atmel's favor. On September 22, 1997, the District Court granted the Company's motion for summary judgment and found that one of the patents is not infringed. The Court later denied Atmel's motion for reconsideration of the ruling. That patent was also subsequently dismissed from the International Trade Commission ("ITC") action, as described below. On November 24, 1997, and January 20, 1998, the District Court denied the Company's motions for summary judgment of invalidity for two of the patents. On January 6, 1998, the District Court denied the Company's motion for summary judgment that it does not infringe two other patents and also denied Atmel's cross motion that the Company infringed. On July 7, 1998, the District Court granted Atmel a motion for summary judgment that the Company could not pursue its unfair competition claims against Atmel. On August 5, 1998, the District Court granted a summary judgment in the Company's favor on the basis that the '811 patent' and the '829 patent' were found to be invalid by another court. Atmel has appealed the decision. No date has been set for oral argument. On October 26, 1998, the Company filed for a motion of summary judgment that it does not infringe on the '673' patent. On April 13, 1999, the District Court granted the Company's motion and entered a judgment that the Company does not infringe the claims of the '673 patent' The trial on the remaining issues has been postponed until Atmel's appeal is heard.

On February 17, 1997, Atmel filed an action with the ITC against two suppliers of the Company's parts. On March 18, 1997, the ITC instituted an investigation against two suppliers of the Company's parts based upon a complaint filed by Atmel. This action involves certain of the patents that Atmel has alleged the Company infringes. The Company intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, the Company has agreed to indemnify both to the extent that it is required to do so under the agreements. A hearing was held on December 8, 1997 regarding this matter. On March 19, 1998, the ITC issued its initial determination, finding that the Company's products do not infringe the three patents remaining in that investigation and that Atmel has no legal right to enforce one of those patents. On July 9, 1998, the ITC entered its opinion of finding no violation by the Company. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on the '903 patent'. No schedule has been set for the new hearing.

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

On July 31, 1998, the Company filed suit against Winbond Electronics of Taiwan ("Winbond") in the U.S. District Court for the Northern District of California, San Jose Division. The Company is suing for breach of contract and breach of covenant of good faith and fair dealing. The Company seeks damages and an injunction prohibiting Winbond from using any of the technology licensed to Winbond by the Company and a return of technical material transferred to Winbond under the original license agreement. Winbond has answered the complaint and has counter-claimed for a declaration that it is not in material breach of the agreement; that the Company has breached the agreement; that the Company has breached the covenant of good faith and fair dealing; that the Company has interfered with prospective economic advantage; that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code; that the Company has committed acts of common law unfair competition; and that it is not obligated to pay the Company under the agreement and/or it owns or jointly owns the technology embodied in its products, and it seeks restitution of the payments made. The Company has replied by denying these charges. The Company believes that the substantive allegations in the Winbond counter-complaint are without merit and intends to vigorously defend itself against the action.

Also, from time to time, the Company is involved in other legal actions arising in the ordinary course of business. While the Company has accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance that the Atmel complaint, the Intel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended December 31, 1998.

EXHIBIT
NUMBER                         DESCRIPTION
27                         Financial Data Schedule


(b)      Reports on Form 8-K filed during the quarter ended March 31, 1999:
None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 23rd day of April, 1999.

                              SILICON STORAGE TECHNOLOGY, INC.


                                    By:

                                    /s/ BING YEH
                                    ------------
                                    Bing Yeh
                                    President, Chief Executive Officer
                                      and Director (Principal Executive Officer)

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