Form 10-Q
period 1999-06-30
SILICON STORAGE TECHNOLOGY INC
filed 1999-08-16
CIK 855906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1999.
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to _________.

Commission File Number 0-26944

SILICON STORAGE TECHNOLOGY, INC. (Exact name of Company as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	77-0225590 (I.R.S. Employer Identification No.)

1171 Sonora Court, Sunnyvale, CA (Address of principal executive offices)	94086 (Zip Code)

Company’s telephone number, including area code:	(408) 735-9110

____________

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_   No ___.

Number of shares outstanding of the Company’s Common Stock, no par value, as of the latest practicable date, July 31, 1999: 24,327,426. Total number of pages in document: 20. Index to Exhibits is on page 18.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 1999 TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities	18
Item 6. Exhibits and Reports on Form 8-K	18

PART I

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)
Net Revenues:
Product revenues	$ 20,433	$ 16,422	$ 38,226	$ 32,176
License revenues	2,558	402	3,093	1,013

Total net revenues	22,991	16,824	41,319	33,189

Costs and expenses:
Cost of revenues	18,025	13,406	35,004	27,796
Research and development	4,479	3,447	9,213	6,502
Sales and marketing	2,268	1,716	4,465	3,335
General and administrative	39	1,768	1,245	2,935
Other non-recurring charges	2,011	—	2,011	—

	26,822	20,337	51,938	40,568

Income (loss) from operations	(3,831)	(3,513)	(10,619)	(7,379)
Interest and other income (expense), net	226	468	477	1,009

Income (loss) before provision for
(benefit from) income taxes	(3,605)	(3,045)	(10,142)	(6,370)
Provision for (benefit from) income taxes	25	(1,803)	65	(2,803)

Net income (loss)	($ 3,630)	($ 1,242)	($10,207)	($ 3,567)

Net income (loss) per share - basic and diluted	($ 0.15)	($ 0.05)	($ 0.44)	($ 0.16)

Shares used in per share calculations	23,656	22,863	23,425	22,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30, 1999	December 31, 1998
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 17,518	$ 23,007
Short-term investments	—	851
Accounts receivable, net	13,314	9,249
Accounts receivable from related parties	3,489	2,838
Inventories, net	12,709	8,297
Other current assets	2,686	2,615

Total current assets	49,716	46,857
Furniture, fixtures, and equipment, net	9,245	6,847
Other assets	5,196	2,434

Total assets	$ 64,157	$ 56,138

LIABILITIES
Current liabilities:
Trade accounts payable	$ 21,374	$ 10,309
Accrued expenses and other current liabilities	4,544	5,309
Deferred revenue	4,079	1,827

Total current liabilities	29,997	17,445
Other liabilities	587	663

Total liabilities	30,584	18,108

SHAREHOLDERS’ EQUITY
Common stock and deferred stock compensation	59,319	53,569
Retained earnings (accumulated deficit)	(25,746)	(15,539)

Total shareholders’ equity	33,573	38,030

Total liabilities and shareholders’ equity	$ 64,157	$ 56,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six months ended June 30,
	1999	1998
	(unaudited)
Cash flows from operating activities:
Net income (loss)	($10,207)	($ 3,567)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation /amortization	2,268	2,193
Provision for doubtful accounts receivable	32	(475)
Provision for excess and obsolete inventories	24	(807)
(Gain) loss on sale of equipment	1	6
Purchases in-process research and development	2,011	—
Changes in operating assets and liabilities
(in 1999 net of effects of acquisition):
Accounts receivable	(3,774)	(3,201)
Accounts receivable from related parties	(651)	(2,013)
Inventories	(4,336)	(7,640)
Other current and noncurrent assets	291	(6)
Trade accounts payable	10,552	(4,859)
Accrued expenses and other liabilities	(934)	343
Deferred revenue	2,140	726

Net cash provided by (used in) operating activities	(2,583)	(19,300)

Cash flows from investing activities:
Acquisition of furniture, fixtures and equipment	(4,361)	(2,174)
Purchases of available-for-sale investments	—	(24,313)
Sales and maturities of available-for-sale investments	851	37,160
Cash acquired in acquisition	110	—
Other	—	(500)

Net cash provided by (used in) investing activities	(3,400)	10,173

Cash flows from financing activities:
Payments on intellectual properties	(76)	—
Issuance of shares of common stock	570	312
Repurchase of common stock	—	(1,584)

Net cash provided by (used in) financing activities	494	(1,272)

Net increase (decrease) in cash and cash equivalents	(5,489)	(10,399)
Cash and cash equivalents at beginning of period	23,007	26,743

Cash and cash equivalents at end of period	$ 17,518	$ 16,344

Supplemental Disclosure of Cash Flow Information:
Common stock issued on acquisition of Linvex	$ 4,794	—
Common stock issued on conversion of Linvex liabilities	$ 476	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 1999 (UNAUDITED)

1.  Basis of Presentation

In the course of normal day to day activities we are commonly referred to by our initials SST. Throughout this document we will refer to Silicon Storage Technology, Inc. as “SST”.

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 1998.

The year-end balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Direct sales to customers are recognized upon shipment of product net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to distributors. Because of the uncertainty associated with pricing concessions and future returns, SST defers recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor to the end user.

Revenue from license or other technology arrangements is recognized upon the delivery of all specified technology documentation and/or products if the fee is fixed and determinable, collection of the fee is probable, and there are no remaining obligations of SST. For license and other arrangements under which we are obligated to provide unspecified upgrades, revenue is recognized over the remaining estimated economic life of the technology beginning upon delivery of all specified technology documentation or products. During the quarter ended June 30, 1999, we examined the useful life of technologies relating to our license agreements and determined that we no longer maintain or update certain, older technologies for our licensees, resulting in a change in estimate of the remaining economic life of these technologies. As a result of the change in estimate, $500,000 of previously deferred up front license fee payments was recognized as license revenue in the financial statements for the period ending June 30, 1999.

Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999, the Financial Accounting Standard Boards issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of SST has not yet been determined.

SST adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no difference between SST’s net income (loss) and its total comprehensive income (loss) for the periods reported on in these financial statements.

2.  Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Numerator - Basic and Diluted:
Net income (loss)	($ 3,630)	($ 1,242)	($10,207)	($ 3,567)

Denominator - Basic & Diluted:
Weighted average common stock outstanding	23,656	22,863	23,425	22,912

Net income (loss) per share - Basic and Diluted	($ 0.15)	($ 0.05)	($ 0.44)	($ 0.16)

Stock options to purchase 1,101,000 shares of common stock were outstanding as of June 30, 1999 and 1,292,000 shares of common stock were outstanding as of June 30, 1998. These stock options were not included in the computation of diluted loss per share for either period because we had net losses for the six months ended June 30, 1999 and June 30, 1998.

3.  Inventories (in thousands):

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at June 30, 1999 and December 31, 1998 are as follows:

	June 30, 1999	December 31, 1998
Raw Material	$ 636	$ 311
Work in process	7,915	4,717
Finished goods	4,158	3,269

	$12,709	$8,297

4.  Acquisition

On June 4, 1999, we purchased all of the outstanding capital stock of Linvex Technology, Corp. (“Linvex”), a privately held, memory design company located in Sunnyvale, California, in exchange for 789,370 shares of SST common stock with a fair market value of $4.7 million. The purchase price of $4.8 million, which includes acquisition costs of $0.1 million, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The results of operations of Linvex have been included with those of SST since June 4, 1999, the date that the acquisition was consummated.

The fair value of the assets of Linvex, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price	$ 4,794

Assets acquired:
Tangible assets, primarily cash, accounts receivable,
and computer software	$ 701
Core technology	2,827
Completed products	163
Workforce	272
Purchased in-process research and development	2,011
Liabilities assumed	(1,180)

$ 4,794

The amount allocated to the core technology, the completed products, for which technological feasibility had been established at the acquisition date, and the workforce is amortized on a straight line basis over three years. At June 30, 1999 accumulated amortization related to these items was $91,000. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

In addition, after the purchase, notes and deferred salary payable to shareholders and employees of $476,000 were converted into an additional 106,436 shares of SST’s common stock.

Summarized below are the unaudited pro forma results of SST as though Linvex had been acquired at the beginning of January 1, 1998. Adjustments have been made for the estimated increases in amortization related to the purchased of core technology, completed products and workforce, and other appropriate pro forma adjustments.

	December 31,	June 30,
	1998	1999
Revenue	$ 70,515	$ 41,836
Net income (loss)	$(19,495)	$ (9,428)
Net income (loss) per share	$ (0.82)	$ (0.39)

The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1998 or of future results of operations of the combined companies. The charge for purchased in process research and development has not been included in the pro forma results above because it is nonrecurring and directly related to the acquisition.

5.  Contingencies

On January 3, 1996, Atmel Corporation (“Atmel”) sued us in the U.S. District Court for the Northern District of California. Atmel’s complaint alleges that by making, using and selling devices, we are willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the we 1) have infringed the patent, 2) an injunction prohibiting future infringement and 3) treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. On four of the six patents, the District court has granted in our favor a judgement that we did not infringe. Atmel has appealed the decisions. The trial on the remaining issues has been postponed until Atmel’s appeal is heard.

On February 17, 1997, Atmel filed an action with the International Trade Commission (“ITC”) against two suppliers of our parts. The action involves certain of the patents that Atmel has alleged we are infringing. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we have agreed to indemnify both to the extent that it is required to do so under the agreements. On July 9, 1998, the ITC entered its opinion of finding no violation by us. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on one of the patents. No schedule has been set for the new hearing.

On September 14, 1998, Intel sued us in the U.S. District Court for the Northern District of California, San Jose Division. Intel’s complaint alleged that, by making, using and selling devices, we were willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought 1) a judgment that we infringed on the patent, 2) an injunction prohibiting further infringement, and 3) an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. The Company denied infringement of any of the Intel patents and counter-claimed for invalidity and non-infringement of the Intel patents. Through a neutral mediation, a settlement of the pending litigation was reached on May 13, 1999. The settlement was immaterial to the Company’s financial statements.

On July 31, 1998, we filed suit against Winbond Electronics of Taiwan (“Winbond”) in the U.S. District Court for the Northern District of California, San Jose Division. We are suing for breach of contract and breach of covenant of good faith and fair dealing. We are seeking 1) damages and an injunction prohibiting Winbond from using any of the technology we licensed to them and 2) a return of technical material transferred to them under the original license agreement. Winbond has answered the complaint and has counter-claimed 1) for a declaration that it is not in material breach of the agreement, 2) that the Company has breached the agreement, 3) that the Company has breached the covenant of good faith and fair dealing, 4) that the Company has interfered with prospective economic advantage, 5) that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code, 6) that the Company has committed acts of common law unfair competition and 7) that it is not obligated to pay us under the agreement and/or they own or jointly own the technology embodied in their products. Winbond also seeks restitution of the payments made. We have replied by denying these charges. We believe that the substantive allegations in the Winbond counter-claim are without merit and intend to vigorously defend ourselves against the action.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company’s financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

6.  Share Purchase Rights Plan

In May 1999, SST adopted a Share Purchase Rights Plan (the “Rights Plan”) in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. The effect will be to discourage acquisitions of more than 15 percent of SST’s common stock without negotiations with the Board of Directors. The rights expire May 3, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations contained in SST’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Factors that could cause or contribute to such differences include, but are limited to:

•	the availability, timely delivery and cost of wafers from our suppliers;
•	competitive pricing pressures and related changes in average selling prices;
•	fluctuations in manufacturing yields;
•	new product announcements and introductions of competing products by us or our competitors;
•	changes in demand for, or in the mix of, our products;
•	the gain or loss of significant customers;
•	competitive payment terms extended to customers;
•	market acceptance of products utilizing our SuperFlash® technology;
•	changes in the channels through which our products are distributed;
•	currency exchange rate fluctuations;
•	economic changes in the Far East;
•	unanticipated research and development expenses associated with new product introductions;
•	the timing of significant orders;
•	general economic conditions; and
•	a downturn in the market for products which incorporate our products.

All of these factors, and other factors, are difficult to forecast and can materially affect SST’s quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in SST’s stock price. Please refer to the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 1998 for additional discussion.

Results of Operations: Quarter and Six Months Ended June 30, 1999

Overview. We were incorporated in California in 1989 and we design, manufacture, and sell flash memory devices that address high volume applications such as personal computers, or PCs, disk drives, modems, pagers and cellular phones. Flash memory devices are semiconductor chips that store program code or data and are electronically erasable and re-programmable in the system. In-system programmable, or ISP, devices are more cost effective for manufacturers to use than earlier technologies because ISP devices allow manufacturers to make changes to program codes while the device is inside the product, rather than having to remove the device from the system in order to perform the reprogramming. ISPs can therefore simplify a system manufacturer’s inventory management and manufacturing process by allowing the manufacturer to respond faster to product cycles and changing market specifications.

Currently, we offer small sector, low and medium density devices that target a broad range of existing and emerging applications in the personal computer motherboards, PC peripheral, communications, consumer and industrial markets. In addition, we design and are beginning to market a variety of high density flash devices, 8 and 16 Megabit, and 8-bit flash microcontrollers, all of which incorporate and are manufactured using our proprietary SuperFlash technology. These higher density memory products address broader markets such as networking systems, digital cellular phones, telecommunications, set-top boxes, personal digital assistants (PDAs), pagers and printer font storage. Our memory products are differentiated based upon certain attributes, such as density, voltage, access speed, packaging and predicted reliability.

In addition, we manufacture and sell CompactFlash Cards which leverage SST’s patented ATA controller technology and flash memory design expertise to offer favorable data transfer rates, which results in better speed for users for applications such as digital cameras, voice recorders, personal organizers and PDSs.

In addition to designing, manufacturing and selling flash memory devices, we license our technology to wafer foundries and other semiconductor companies to manufacturer products for non-competing applications and receive license fees and royalty payments from such arrangements.

The average selling prices for our products are extremely volatile and for the past two years has continued to significantly decline which has resulted in losses. The semiconductor memory industry is very competitive and has in recent years experienced severe product price erosion, rapid technological change and product obsolescence. Historically, the selling prices for semiconductor memory products fluctuate significantly with changes in the supply and demand for these products. During 1998, industry overcapacity resulted in greater than normal price declines in our markets, which unfavorably impacted our revenues, gross margins, and profitability. We expect this price erosion may continue for some time. Growth in worldwide supply outpaced growth in demand during 1998. To respond to these pressures, we are attempting to accelerate our cost reduction efforts. We are also developing new products to expand and diversify our application and geographic base. However, we cannot assure you that these cost reduction and new product development activities will be implemented quickly enough to offset the impact of further declines in average selling prices on gross margins and operating results.

In addition, we only have limited internal capability to manufacture our products and we rely on third parties to perform substantially all of our manufacturing. In addition, we only have very limited internal capacity to test all of our products. We currently buy all of our wafers, an integral component of our products, from a limited number of suppliers. During 1998, substantially all of our wafers and sorted die were supplied by two foundries, Sanyo Electric Co., Ltd. (Sanyo) in Japan and Taiwan Semiconductor Manufacturing Company (TSMC) in Taiwan. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated cost of revenues, which would affect operating results adversely.

As recently as June 30, 1999 we were unable to meet all of the demand for our products, and have in the past failed to meet scheduled shipment dates, due to our inability to obtain a sufficient supply of wafers and sorted die from our foundries. Our current contract foundries, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our purchase and/or delivery requirements on a timely basis at favorable prices. In addition, we have encountered delays at our subcontractors in the process of qualifying new products and in the process of ramping new product production. New product qualification and production ramp-up times at any additional foundry, assuming an additional foundry could be found at all, could take longer than anticipated. We are also subject to the risks of service disruptions, raw material shortages and price increases by the foundries. Such disruptions, shortages and price increases could have a material adverse effect on our operating results.

Net Revenues. Net revenues were $41.3 million for the six months ended June 30, 1999 as compared to $33.2 million for the six months ended June 30, 1998. Net revenues of $23.0 million in the second quarter of 1999 represented a 37% increase from $16.8 million in the second quarter of 1998.

Product revenues were $38.2 million in the first six months of 1999 compared to $32.2 million for the same period of 1998. Product revenues increased to $20.4 million in the second quarter of 1999 from $16.4 million in the second quarter of 1998. Approximately 25% of product revenues in the second quarter of 1999 were from shipments of eighteen new products introduced since the second quarter of 1998. While the weighted average selling price across all products declined 30% between the second quarter of 1998 to the second quarter of 1999, unit shipments increased 79%.

License, royalty and development revenues were $2.6 million in the second quarter of 1999 compared to $400,000 in the second quarter of 1998. Current quarter license revenues included $2.3 million in revenue from the recognition of new and existing license agreements and $300,000 in royalty payments for the use of our technology. Such license agreements or royalty payments may or may not recur in future quarters. Most of SST’s license agreements require the payment of a one-time up-front license fee that generally does not recur in the future.

International sales comprised approximately 92% of shipment revenue dollars for the six months ended June 30, 1999 and 1998. For the six months ended June 30, 1999, 33% of shipment dollars were from Taiwan, 17% from Japan and 22% from China. International sales accounted for approximately 87% of world-wide product revenues during the second quarter of 1999, compared to 91% during the second quarter of 1998. Product revenues in Taiwan accounted for 34% of world-wide product revenues in the second quarter of 1999 as compared to 19% in the second quarter of 1998. Product revenues in Japan accounted for 18% of world-wide product revenues in the second quarter of 1999 as compared to 16% in the second quarter of 1998. Product revenues in China accounted for 19% of world-wide product revenues in the second quarter of 1999 as compared to 25% in the second quarter of 1998. We anticipate that international sales will account for substantially all of our product revenues for the foreseeable future, although percentages may vary.

For the second quarter of 1999, product shipments for PC BIOS applications increased to approximately 33% of total product revenue from 21% in the second quarter of 1998. Shipment revenues for PC peripheral applications increased to 35% of total product revenue from 29%. Product shipment revenue in the second quarter of 1999 for consumer products, such as toys, video games and electronic organizers, decreased to 16% of total product revenue from 32% for second quarter of 1998. Product shipment revenues in the second quarter of 1999 for communication products, such as modems and cordless phones, increased to 11% of total product revenue from 2% of total product revenue in the second quarter of 1998. While we intend to continue to diversify both the product applications and customer base, we cannot assure you that such diversification will be successful.

Gross Profit/Margin. Gross profit was $6.3 million, or a gross margin of 15% of net revenues, for the six months ended June 30, 1999 as compared to $5.4 million, or 16% of net revenues, for the for the six months ended June 30, 1998. Gross profit margin increased to $5.0 million, or 22% gross margin, in the second quarter of 1999 from $3.4 million, or 20% gross margin, for the comparable quarter of the prior year. The increase in gross profit between the two quarters is primarily due to the recognition of license fee revenue in the current quarter.

Research and development. Research and development expenses were $9.2 million, or 22% of net revenues, for the six months ended June 30, 1999 as compared to $6.5 million, or 20% of net revenues, for the six months ended June 30, 1998. Research and development expenses were $4.5 million, or 20% of net revenues, during the second quarter of 1999 as compared to $3.4 million, or 20% of net revenues, during the comparable quarter of the prior year. The increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, increased prototyping, new product development and product qualification costs and process and development efforts related to new and future product introductions. As noted above, we have shipped eighteen new products since the end of the second quarter of 1998. Research and development expenses are expected to increase in absolute dollars but not necessarily as a percentage of revenue over time.

Sales and marketing. Sales and marketing expenses were $4.5 million, or 11% of net revenues, for the six months ended June 30, 1999 as compared to $3.3 million, or 10% of net revenues, for the six months ended June 30, 1998. Sales and marketing expenses were $2.3 million, or 10% of net revenues, during the second quarter of 1999 as compared to $1.7 million, or 10% of net revenues, during the second quarter of 1998. Sales and marketing expenses consist primarily of sales commissions to manufacturer’s representatives, salaries of our sales and marketing personnel and advertising and product literature expenses. The increase in expense in absolute dollars from the comparable period of 1998 relates primarily to increases in personnel costs, advertising/collateral related spending and commission expense as a result of higher revenues. Sales and marketing expense may fluctuate over time primarily as a function of product revenue.

General and administrative. General and administrative expenses were $1.2 million, or 3% of net revenues, for the six months ended June 30, 1999 as compared to $2.9 million, or 9% of net revenues, for the six months ended June 30, 1998. General and administrative expenses were $39,000, or 0.2% of net revenues, during the second quarter of 1999 as compared to $1.8 million or 11% of net revenues for comparable quarter of the prior year. In the second quarter of 1999, we reversed $1.2 million of legal accrual following the settlement of the Intel lawsuit and re-evaluation of the status of other legal matters. In the second quarter of 1998, we recorded a charge of $500,000 in connection with the termination of a land purchase agreement. Without these non-recurring events, general and administrative expenses would have been $2.4 million for the six months ended June 30, 1999 and $2.4 million for the six months ended June 30, 1998, and $1.2 million for the second quarter of 1999 and $1.3 million for the second quarter of 1998. General and administrative expense primarily consists of personnel and legal costs.

Amortization of intangibles. As part of the June 1999 acquisition of Linvex, we recorded $3.3 million of intangible assets. The intangible assets will be amortized over 3 years.

Other non-recurring charges. Also as part of the acquisition of Linvex, we recorded a non-recurring charge of $2.0 million for in-process research and development. Refer also to Note 4 of Notes To Consolidated Financial Statements.

The fair value of Linvex’ core technology, existing products, as well as the technology currently under development was determined by an independent appraiser using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% to reflect additional risks inherent in the development life cycle. SST expects that the pricing model related to this acquisition will be considered standard within the high-technology industry. However, SST does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore the valuation assumptions do not include anticipated cost savings. In process research and development valued at $2.0 million consisted of a single project to combine flash and SRAM memory on a single chip (the Combo Memory chip). At the time of the acquisition the estimated cost to complete the Combo Memory chip was $1.1 million and was approximately 42% complete. The risk adjusted discount rate relating to in-process technology was 40%. SST expects that the Combo Memory chip will be completed and begin to generate cash flows within 6 to 9 months. However, development of the Combo Memory chip remains a significant risk to SST due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the Combo Memory chip into a commercially viable product consists principally of planning, designing and testing activities necessary to determine that the Combo Memory chip can meet market expectations, including functionality and technical requirements. Failure to bring the Combo Memory chip to market in a timely manner could result in a lost opportunity to capitalize on emerging markets. Failure to achieve the expected levels of revenues and net income from the Combo Memory chip will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

Recent actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by SST. This would result in the restatement of previously filed financial statements of SST and could have a material negative impact on the financial results for the period subsequent to the acquisition.

Interest and other income (expense), net. Interest and other income was $477,000, or 1% of net revenues, for the six months ended June 30, 1999 as compared to $1.0 million, or 3% of net revenues, for the six months ended June 30, 1998. Interest and other income was $226,000, or 1% of net revenues, during the second quarter of 1999 as compared to $468,000, or 3% of net revenues, during the second quarter of 1998. The decrease in interest and other income from 1998 to 1999 is primarily due to lower cash, cash equivalent and short term investment balances during the period.

Provision for (benefit from) income taxes. The provision for income taxes was $65,000 for the six months ended June 30, 1999 as compared to a benefit of $2.8 million for the six months ended June 30, 1998. The provision for income taxes was $25,000 during the second quarter of 1999 as compared to a benefit from income taxes of $1.8 million for the second quarter of 1998. During 1998, we determined that our cumulative net operating losses incurred exceeded the amount of tax carry back available. For this reason, we recorded a full valuation allowance against the deferred tax asset in the third quarter of 1998. The tax effect of the net operating loss incurred during the six months ended June 30, 1999 was accrued as a deferred tax asset, offset by a valuation allowance. The current quarter’s provision relates to foreign tax expense withheld on royalty revenue.

Net income (loss) per share. Our net loss per share for the six months ended June 30, 1999 was ($0.44) as compared to a net loss of per share of ($0.16) for the six months ended June 30, 1998. Our net loss per share was ($0.15) in the second quarter of 1999 as compared to ($0.05) in the second quarter of 1998. The increase in net loss is largely due to the increase in operating expenses relating to new product introduction and development, the write-off of the in-process research and development charge relating to the Linvex acquisition and the effect of the net tax benefit recorded in the second quarter of 1998 and the six months ended June 30, 1998.

Liquidity and Capital Resources

Principal sources of liquidity at June 30, 1999 consisted of $17.5 million of cash and cash equivalents. We have an open line of credit of up to $25 million, limited to 80% of eligible world-wide accounts receivable, which as of June 30, 1999 equaled $10.8 million, to secure sufficient working capital to finance growth in operations and new product development efforts. As of June 30, 1999, there were no borrowings under this facility. However, future events could require us to start and/or to increase borrowing under this credit facility, sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing events options will be available on terms acceptable to us, if at all. We believe that the cash and cash equivalents, the funds expected to be generated from operations and the line of credit available will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months.

Operating activities. Our operating activities used cash of $2.6 million for the six month period ended June 30, 1999 as compared to $19.3 million for the six month period ended June 30, 1998. The decrease in cash from operating activities for the six month period ended June 30, 1999 consisted of our net loss of $10.2 million, partially offset by net non-cash adjustments of $4.3 million and net changes in operating assets and liabilities of $3.3 million. The decrease in cash from operating activities for the six month end June 30, 1998 consisted of our net loss of $3.6 million and net changes in operating assets and liabilities of $16.7 million, partially offset by net non-cash adjustments of $1.0 million. For the six month period ended June 30, 1999, non-cash adjustments consisted primarily of depreciation and amortization expense of $2.3 million and a non-recurring, in-process research and development charge of $2.0 million. For the six month period ended June 30, 1998, non-cash adjustments consisted primarily of depreciation and amortization expense of $2.2 million, offset by a $1.3 million increase in the provisions for doubtful accounts receivable and for excess and obsolete inventory. Although product revenues were higher for the six month period ended June 30, 1999 than for the comparable period of the prior year, accounts receivable and accounts receivable from related parties only increased $4.4 million for the current period, compared to an increase of $5.2 million for the same period of 1998. The lower increase in accounts receivable is primarily a result of a $1.5 million tax refund in second quarter of 1999 and more aggressive cash collections. Inventories increased $4.3 million for the six month period ended June 30, 1999, compared to an increase of $7.6 million for the six month period ended June 30, 1998. The increase in inventory was higher for the six month period ended June 30, 1998 due to a combination of lower shipment levels and strategic purchasing of die at lower costs during the first quarter of 1998. Currently, we are reducing levels of our older products while we continue to build inventory of our newer products. Accounts payable increased $10.6 million for the six month period ended June 30, 1999, compared to a $4.9 million decrease for the six month period ended June 30, 1998. The large increase in accounts payable activity related primarily to inventory purchases, increased research and development expenses and the purchase of capital equipment associated with the development and introduction of new products. The increase in working capital generated by the increased accounts payable at June 30, 1999 is required to support the ramping of production on new products as the number of products offered by SST has increased from thirteen revenue-generating products at December 31, 1998 to twenty-two revenue-generating products at June 30, 1999. Additional new product introductions in 1999 will require additional working capital. Deferred revenue increased $2.1 million for the six month period ended June 30, 1999, compared to an increase of $726,000 for the six month period ended June 30, 1998. The increase in deferred revenue for the six month period ended June 30, 1999 related to new license agreements and to increased sales to distributors in the second quarter of 1999. Accrued expenses and other liabilities decreased $934,000 for the six month period ended June 30, 1999, compared to an increase of $343,000 for the six month period ended June 30, 1998. The decrease in the current period related primarily to our reversal of legal accruals following the Intel settlement.

Investing activities. Our investing activities used cash of $3.4 million for the six month period ended June 30, 1999. For the six month period ended June 30, 1998, investing activities provided cash of $10.2 million. Capital expenditures were $4.4 million for the current period, compared to $2.2 million for the same period of 1998. The increase in capital expenditures related primarily to the purchase of design and engineering tools and production equipment associated with the development and introduction of new and future products. We are currently in the process of implementing a new ERP system. We anticipate an additional $2.0 million in capital expenditures relating to this project before the end of 1999. For the six month period ended June 30, 1999, the net sale or maturity of short-term investments provided cash of approximately $851,000, compared to $12.8 million for the six month period ended June 30, 1998. Cash proceeds from the net sale of short term investments is significantly lower in the current period as compared to the prior period because investments are currently being made in securities that mature in less than 90 days in order to meet our cash requirement needs.

Financing activities. Our financing activities provided cash of approximately $494,000 during the six month period ended June 30, 1999. This increase was primarily from the proceeds of the employee stock purchase plan and the exercise of employee stock options. For the six month period ended June 30, 1998, our financing activities used cash of approximately $1.3 million. We used $1.6 million to repurchase our common stock. These cash outflows were partially offset by $312,000 from the proceeds of the employee stock purchase plan and employee stock options.

Readiness For Year 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. These systems, applications, or devices could fail or produce incorrect data unless fixed so that they can process data related to the year 2000. We rely on primary management information and accounting systems (such as an integrated general ledger, accounts receivable, accounts payable, sales order entry and purchasing modules), ancillary information systems (such as payroll, human resource and fixed asset tracking software), customer services infrastructure, embedded computer chips, networks and telecommunications equipment, manufacturing test equipment, reliability equipment, research and development software tools and end products, electronic security systems and other systems that may provide erroneous data as a result of the year 2000. We also rely on the systems of other enterprises such as those of customers, suppliers, creditors, financial institutions and organizations, and of governments, both domestically and globally, directly and indirectly, for the accurate exchange of data and other business-critical resources. A failure in any one of these systems can negatively impact SST.

Our assessment of potential Year 2000 problems in our current and previously sold products is: to the best of our knowledge and belief, at the time of shipment, SST products do not contain date sensitive data or real time clocks; thus, they are neither affected by nor will they directly cause “Year 2000” problems.

We define Year 2000 compliant as meaning that the technology (including but not limited to hardware, software, firmware, microchips, or other electronic components, equipment, processes, or systems) shall provide the following functions in a correct and consistent manner: (1) handle date information, including 9/9/99, before, during, and after the 1st of January 2000, including but not limited to: accepting date input, providing date output, and performing calculations on dates, or portions of dates; (2) performance and functionality are not affected by dates prior to, during, and after the 1st of January 2000; (3) respond to two-digit year date input in a way that resolves the ambiguity of which century in a disclosed, defined, and predetermined manner, i.e., a date ending in “00” must return 2000; (4) store and provide output of date information in ways that are unambiguous as to which century; and (5) Year 2000 is recognized as a leap year.

The Year 2000 Project. Our Year 2000 Project informally began in 1997 within the information technology (“IT”) department. The department began to upgrade our management information systems and personal computer hardware and software to be Year 2000 compliant. The Project’s mission and strategy became formalized in August 1998. Currently, we are dedicating the equivalent of two full-time resources to the Project through the year 2000. The Project consists of an eight step approach; (1) awareness that no system is safe from Year 2000 problems, (2) categorize and classify our internal and external resources and activities with potential Year 2000 issues, (3) assessment of every item in the inventory for Year 2000 compliance to determine where the problems lie, (4) plan a strategy for fixing the problems encountered, focussing first on the most business-critical functions, (5) remediation of business-critical processes followed by other processes, (6) testing of remedied processes, (7) integration back into other functions within and outside of SST, and (8) contingency planning to keep SST functional in case Year 2000 compliance failures occur.

Awareness. The awareness stage is 100% complete as it relates to both our IT supported functions and to all other internal and external operations of SST. The Project has full executive and Board-level sponsorship and support at the appropriate levels of SST. Funding for the Project was reviewed and incorporated into the 1999 planning and budgeting process. An internal cross-functional Task Force was been established. This Task Force meets approximately three times per month and develops strategies to assess the Year 2000 compliance of customers, vendors, and other significant corporate partners as well as to categorize, classify, and to assess compliance of the systems and equipment within SST. The awareness stage has been completed.

Categorization, Classification, and Assessment. We have categorized and classified our fixed assets, production equipment, computer hardware, software, design hardware and software, reliability equipment, and other internal resources and assessed Year 2000 compliance of these resources. This assessment was completed as of the end of the second quarter of 1999, which is on schedule. The assessment process will continue throughout the year as SST purchases new assets, equipment, hardware and software and will also include assets purchased in connection with the acquisition of Linvex.

We also are conducting surveys of systems supported by third party providers (significant vendors and suppliers), such as our wafer fabrication, package assembly, and test subcontractors, and we are surveying our active customers with sales activity over $1 million in the past eighteen months, significant vendors and other trading partners to assess Year 2000 compliance. All significant vendors have been asked to complete a survey questionnaire and to certify Year 2000 compliance. All of SST’s significant vendors prior to the acquisition of Linvex have been contacted thus far and SST has received responses from approximately 80% of its vendors and suppliers. Follow-up telephone calls and letters are currently being sent to the non-respondents. The survey responses received were reviewed and evaluated during the second quarter of 1999. Many of SST’s significant vendors, including all of SST’s overseas production subcontractors, were not compliant as of the date of their survey response. Linvex-specific suppliers are being contacted during the third quarter of 1999 in order to assess their Year 2000 compliance. Because Linvex’ most significant suppliers are also overseas production subcontractors, there is a significant risk that these suppliers will also not yet be Year 2000 compliant.

Planning and Remediation. We have already begun to strategize on how to best fix the problems encountered. Decisions are made on a case by case basis, and approximately 70% of the problems can be fixed by the replacement or purchase of additional parts or software upgrades. The remaining 30% of the problems require replacement of the entire system. Because SST does not use many proprietary systems, much of the cost of upgrading our systems to ensure Year 2000 compliance is a part of our practice of routinely upgrading our systems as new versions are released by vendors and is considered to be a normal cost of doing business. In this respect, we have already upgraded all of our personal computer hardware and operating systems, network switches, and primary management information and accounting systems to Year 2000 compliant versions. The cost incurred for this effort was approximately $250,000. We continually receive hardware upgrade recommendations and “software patches” from our vendors for new Year 2000 fixes discovered by those vendors and we implement those patches throughout the company within the quarter that the patch is received. All such IT-related upgrades and patches have been completed up to July 31, 1999. Therefore, the planning and remediation stages are considered to be virtually complete as they relate to IT supported functions.

For research and development software and hardware functions, called design technology services, 95% of workstation hardware was Year 2000 compliant as of July 31, 1999. The remaining hardware and all workstation software is on schedule to be Year 2000 compliant by August 31, 1999.

For production equipment functions, upgrades to production test equipment have been scheduled with the vendors on a semi-monthly basis through November 1999. Therefore, the planning and remediation stage is expected to complete by the end of the fourth quarter of 1999 for production equipment. Other facilities functions are considered to be Year 2000 compliant at the present time.

Testing and Integration. The testing and integration stages are virtually completed for items related to IT supported functions, 50% complete for design technology services, and 10% complete for production related functions. Testing of vendor supplied survey data may include follow-up discussions of survey data, site visits, and review of Year 2000 compliance project timelines. These stages are expected to be completed by the end of the third quarter of 1999 for all areas except for production equipment, which is scheduled for completion by the end of November, 1999.

Based upon the information available at this time, the future costs related to Year 2000 compliance are not expected to exceed $500,000. The cost estimate is based on our current assessment of the projects identified and is subject to change as the projects progress. The estimate does not include potential costs related to any customer or other claims.

Contingency Planning. The contingency planning stage will be performed in conjunction with the planning and remediation stages and the testing and integration stages. For each mission critical vendor or trading partner that has not responded on Year 2000 compliance to our satisfaction by June 30, 1999, a contingency plan which includes an alternative vendor source will be developed. If, during a follow-up contact with the vendor scheduled for the third quarter of 1999, it appears that compliance is behind schedule or problematic, the contingency plan will be implemented and an alternative vendor will be qualified to provide service from late 1999 through the early part of year 2000. This stage is expected to be complete by the middle of the fourth quarter of 1999.

Despite our efforts to address the Year 2000 impact on our internal systems, we are not sure that we have fully identified all possible scenarios and that we can resolve all such scenarios without disruption of our business and without incurring significant expense. In addition, even if our internal systems are not materially affected by the Year 2000 issue, we could be materially affected through disruption in the operation of the enterprises, financial institutions, or governmental entities with which we interact. A failure to identify and or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Specifically, if we do not adequately identify and correct Year 2000 problems in our information systems we could experience interruptions in its operations, including manufacturing, order processing, receivables collections and accounting, such that there would be delays in product shipments, lost data and a consequential impact on revenues, expenditures and financial reporting. If we do not adequately identify and correct Year 2000 problems in our design technology systems we could lose valuable product design information and records. If we do not adequately identify and correct Year 2000 problems in our production area we could experience interruptions in its manufacturing and related operations, such that there would be delays in product shipments and a consequential impact on revenues. If we do not adequately identify and correct Year 2000 problems with significant third parties, we could experience interruptions in the supply of key components or services from those parties, such that there would be delays in product shipments or services and a consequential impact on revenues. In addition, given the inherent complexity of the Year 2000 problem, there can be no assurance that actual costs will not be higher than currently anticipated or that corrective actions will not take longer than currently anticipated to complete. There is also a risk that our plans for achieving Year 2000 compliance may not be completed on time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and manufacturing. These exposures may change over time as business practices evolve and could have a material adverse effect on our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive, reducing the demand for our products. A decline in the demand for our products could have a material adverse effect on our operating results and financial position. In addition, a downturn in the Japanese economy could impair the value of our investment in our Japanese affiliate.

We maintain an investment portfolio of various issuers, types and maturities. Our portfolio consists of municipal securities and commercial papers, which are classified as available-for-sale and recorded on the balance sheet at their fair market value. The securities all mature within 120 days. At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and short-term investments. Currently, we do not hedge these interest rate exposures.

PART II

Item 1.  Legal Proceedings

On January 3, 1996, Atmel Corporation (“Atmel”) sued us in the U.S. District Court for the Northern District of California. Atmel’s complaint alleges that by making, using and selling devices, we are willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the we 1) have infringed the patent, 2) an injunction prohibiting future infringement and 3) treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. On four of the six patents, the District court has granted in our favor a judgement that we did not infringe. Atmel has appealed the decisions. The trial on the remaining issues has been postponed until Atmel’s appeal is heard.

On February 17, 1997, Atmel filed an action with the International Trade Commission (“ITC”) against two suppliers of our parts. The action involves certain of the patents that Atmel has alleged we are infringing. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we have agreed to indemnify both to the extent that it is required to do so under the agreements. On July 9, 1998, the ITC entered its opinion of finding no violation by us. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on one of the patents. No schedule has been set for the new hearing.

On September 14, 1998, Intel sued us in the U.S. District Court for the Northern District of California, San Jose Division. Intel’s complaint alleged that, by making, using and selling devices, we were willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought 1) a judgment that we infringed on the patent, 2) an injunction prohibiting further infringement, and 3) an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. The Company denied infringement of any of the Intel patents and counter-claimed for invalidity and non-infringement of the Intel patents. Through a neutral mediation, a settlement of the pending litigation was reached on May 13, 1999. The settlement was immaterial to the Company’s financial statements.

On July 31, 1998, we filed suit against Winbond Electronics of Taiwan (“Winbond”) in the U.S. District Court for the Northern District of California, San Jose Division. We are suing for breach of contract and breach of covenant of good faith and fair dealing. We are seeking 1) damages and an injunction prohibiting Winbond from using any of the technology we licensed to them and 2) a return of technical material transferred to them under the original license agreement. Winbond has answered the complaint and has counter-claimed 1) for a declaration that it is not in material breach of the agreement, 2) that the Company has breached the agreement, 3) that the Company has breached the covenant of good faith and fair dealing, 4) that the Company has interfered with prospective economic advantage, 5) that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code, 6) that the Company has committed acts of common law unfair competition and 7) that it is not obligated to pay us under the agreement and/or they own or jointly own the technology embodied in their products. Winbond also seeks restitution of the payments made. We have replied by denying these charges. We believe that the substantive allegations in the Winbond counter-claim are without merit and intend to vigorously defend ourselves against the action.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company’s financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

Item 2.  Changes in Securities.

On June 4, 1999, SST issued 787,370 shares of SST common stock to the shareholders of Linvex in exchange for all of the outstanding capital stock of Linvex for a purchase price of $4.8 million. Also on June 4, 1999, SST issued 106,436 shares of SST common stock to certain shareholders and employees of Linvex in lieu of cash payment for deferred salary and notes payable of $476,000. No underwriter or placement agent was involved in the transaction. SST filed a registration statement on Form S-3 relating to 816,867 of the shares on July 29, 1999 with the Securities and Exchange Commission . The sale of the shares was made in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended. The Stock Purchase Agreement is attached as Exhibit 2.1 to the registration statement on Form S-3.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 1998.

Exhibit Number	Description

10.21	0.25 Micron Agreement between Motorola, Inc. and Silicon Storage Technology, Inc. dated May 5, 1999. Confidential treatment has been requested for certain potions of this Exhibit.
27	Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter ended June 30, 1999:

1.

On April 14, 1999, we filed a report on Form 8-K announcing the summary judgement granted in our favor in an action filed by Atmel Corporation v. SST in January of 1996, that we do not infringe the claims of U.S. patent 4,233,673.

2.	On May 14, 1999, we filed a report on Form 8-K announcing the settlement of pending litigation between us and Intel Corporation that began in November of 1997.

3.	On May 18, 1999, we filed a report on Form 8-K announcing the adoption of a Share Purchase Rights Plan, which was approved by the Board of Directors on May 4, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 16th day of August, 1999.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH Bing Yeh President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JEFFREY L. GARON Jeffrey L. Garon Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)