Form 10-Q
period 1999-09-30
SILICON STORAGE TECHNOLOGY INC
filed 1999-11-15
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1999.

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
(408) 735-9110

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

Number of shares outstanding of the Company’s Common Stock, no par value, as of the latest practicable date, October 31, 1999: 24,724,103. Total number of pages in document: 21. Index to Exhibits is on page 20.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 1999 TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements:

    Item 2.  Management’s Discussion and Analysis of Financial
             Condition and Results of Operations ............................. 10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...... 17

Part II - OTHER INFORMATION

PART I

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)
Net revenues:
Product revenues	$32,508	$ 17,333	$ 70,734	$ 49,509
License revenues	2,639	806	5,732	1,819

Total net revenues	35,147	18,139	76,466	51,328

Costs and expenses:
Cost of revenues	25,941	16,237	60,945	44,033
Research and development	4,581	4,303	13,794	10,805
Sales and marketing	2,574	1,869	7,039	5,204
General and administrative	1,278	1,103	2,523	4,038
Other non-recurring charges	—	—	2,011	—

	34,374	23,512	86,312	64,080

Income (loss) from operations	773	(5,373)	(9,846)	(12,752)
Interest and other income (expense), net	146	289	623	1,298

Income (loss) before provision for
(benefit from) income taxes	919	(5,084)	(9,223)	(11,454)
Provision for (benefit from) income taxes	471	2,189	536	(613)

Net income (loss)	$ 448	($ 7,273)	($ 9,759)	($10,841)

Net income (loss) per share - basic and diluted	$ 0.02	($ 0.32)	($ 0.41)	($ 0.47)

Shares used in per share calculations
Basic	24,565	22,972	23,805	22,932

Diluted	27,163	22,972	23,805	22,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30, 1999	December 31, 1998
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,271	$ 23,007
Short-term investments	--	851
Accounts receivable, net	24,045	9,249
Accounts receivable from related parties	2,897	2,838
Inventories, net	23,406	8,297
Other current assets	2,527	2,615

Total current assets	57,146	46,857
Furniture, fixtures, and equipment, net	10,543	6,847
Other assets	5,250	2,434

Total assets	$ 72,939	$ 56,138

LIABILITIES
Current liabilities:
Trade accounts payable	$ 28,014	$ 10,309
Accrued expenses and other current liabilities	5,312	5,309
Deferred revenue	4,239	1,827

Total current liabilities	37,565	17,445
Other liabilities	486	663

Total liabilities	38,051	18,108

SHAREHOLDERS' EQUITY
Common stock and deferred stock compensation	60,186	53,569
Retained earnings (accumulated deficit)	(25,298)	(15,539)

Total shareholders' equity	34,888	38,030

Total liabilities and shareholders' equity	$ 72,939	$ 56,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine months ended September 30,
	1999	1998
	(unaudited)
Cash flows from operating activities:
Net income (loss)	($ 9,759)	($10,841)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation /amortization	3,419	3,416
Provision for doubtful accounts receivable	32	(255)
Provision for excess and obsolete inventories	124	3,290
Deferred income taxes	—	3,716
(Gain) loss on sale of equipment	(7)	(2)
Purchased in-process research and development	2,011	—
Changes in operating assets and liabilities
(in 1999 net of effects of acquisition):
Accounts receivable	(14,505)	(683)
Accounts receivable from related parties	(59)	(1,759)
Inventories	(15,133)	(7,498)
Other current and noncurrent assets	648	(1,674)
Trade accounts payable	17,192	(8,919)
Accrued expenses and other current liabilities	(232)	324
Deferred revenue	2,300	878

Net cash provided by (used in) operating activities	(13,969)	(20,007)

Cash flows from investing activities:
Acquisition of furniture, fixtures and equipment	(6,471)	(4,349)
Purchases of available-for-sale investments	—	(25,167)
Sales and maturities of available-for-sale investments	851	41,487
Cash acquired in acquisition	110	—
Other	(583)	(500)

Net cash provided by (used in) investing activities	(6,093)	11,471

Cash flows from financing activities:
Payments on intellectual properties	(114)	(37)
Issuance of shares of common stock	1,440	591
Repurchase of common stock	—	(1,584)

Net cash provided by (used in) financing activities	1,326	(1,030)

Net increase (decrease) in cash and cash equivalents	(18,736)	(9,566)
Cash and cash equivalents at beginning of period	23,007	26,743

Cash and cash equivalents at end of period	$ 4,271	$ 17,177

Supplemental Disclosure of Cash Flow Information:
Common stock issued on acquisition of Linvex Technology Corp.	$ 4,794	—
Common stock issued on conversion of Linvex Technology Corp. liabilities	$ 476	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 1999 (UNAUDITED)

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

Revenue from license or other technology arrangements is recognized upon the delivery of all specified technology documentation and/or products if the fee is fixed and determinable, collection of the fee is probable, and there are no remaining obligations of SST. For license and other arrangements under which we are obligated to provide unspecified upgrades, revenue is recognized over the remaining estimated economic life of the technology beginning upon delivery of all specified technology documentation or products. During the quarter ended June 30, 1999, we examined the useful life of technologies relating to our license agreements and determined that we no longer maintain or update certain, older technologies for our licensees, resulting in a change in estimate of the remaining economic life of these technologies. As a result of the change in estimate, $125,000 of previously deferred up front license fee payments was recognized as license revenue in the financial statements for the nine month period ending September 30, 1999.

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

A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Numerator - basic and dilutive:
Net income (loss)	$ 448	($7,273	($9,759	($10,841)

Denominator - Basic:
Weighted average common stock outstanding	24,565	22,972	23,805	22,932

Net income (loss) per share – basic	$ 0.02	($ 0.32)	($ 0.41)	($ 0.47)

Denominator - diluted:
Weighted average common and dilutive
stock options	27,163	22,972	23,805	22,932

Diluted net income (loss) per share	$ 0.02	($ 0.32	($ 0.41	($ 0.47)

Stock options to purchase 3,270,000 shares of common stock were outstanding as of September 30, 1999 and 1,214,000 shares of common stock were outstanding as of September 30, 1998. These stock options were not included in the computation of diluted net loss per share for the three months ended September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998 because we had net losses for these periods.

3. Inventories (in thousands):

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at September 30, 1999 and December 31, 1998 are as follows:

	September 30,	December 31,
	1999	1998
Raw Material	$ 7,100	$ 311
Work in process	12,689	4,717
Finished goods	3,617	3,269

	$23,406	$8,297

4. Acquisition

On June 4, 1999, we purchased all of the outstanding capital stock of Linvex Technology, Corp. (Linvex), a privately held, memory design company located in Sunnyvale, California, in exchange for 789,370 shares of SST common stock with a fair market value of $4.7 million. The purchase price of $4.8 million, which includes acquisition costs of $0.1 million, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The results of operations of Linvex have been included with those of SST since June 4, 1999, the date that the acquisition was consummated.

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

$ 4,794

The amount allocated to the core technology, the completed products, for which technological feasibility had been established at the acquisition date, and the workforce is amortized on a straight line basis over three years. At September 30, 1999 accumulated amortization related to these items was $362,000. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

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

	December 31,	September 30,
	1998	1999
Revenue	$ 70,515	$ 76,983
Net income (loss)	$(19,495)	$(8,980)
Net income (loss) per share	$ (0.82)	$ (0.36)

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

5. Contingencies

On January 3, 1996, Atmel Corporation (Atmel) sued us in the U.S. District Court for the Northern District of California. Atmel’s complaint alleges that by making, using and selling devices, we are willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the we (1) have infringed the patent, (2) an injunction prohibiting future infringement and (3) treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. On four of the six patents, the District court has granted in our favor a judgement that we did not infringe. Atmel has appealed the decisions. The trial on the remaining issues has been postponed until Atmel’s appeal is heard.

On February 17, 1997, Atmel filed an action with the International Trade Commission (ITC) against two suppliers of our parts. The action involves certain of the patents that Atmel has alleged we are infringing. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we have agreed to indemnify both to the extent that it is required to do so under the agreements. On July 9, 1998, the ITC entered its opinion of finding no violation by us. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on one of the patents. No schedule has been set for the new hearing.

On September 14, 1998, Intel sued us in the U.S. District Court for the Northern District of California, San Jose Division. Intel’s complaint alleged that, by making, using and selling devices, we were willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought (1) a judgment that we infringed on the patent, (2) an injunction prohibiting further infringement, and (3) an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. The Company denied infringement of any of the Intel patents and counter-claimed for invalidity and non-infringement of the Intel patents. Through a neutral mediation, a settlement of the pending litigation was reached on May 13, 1999. The settlement was immaterial to the Company’s financial statements.

On July 31, 1998, we filed suit against Winbond Electronics of Taiwan (Winbond) in the U.S. District Court for the Northern District of California, San Jose Division. We are suing for (1) breach of contract, (2) breach of covenant of good faith and fair dealing, (3) misappropriation of trade secrets and (4) common law unfair competition. We are seeking (1) damages and an injunction prohibiting Winbond from using any of the technology we licensed to them and (2) a return of technical material transferred to them under the original license agreement. Winbond has answered the complaint and has counter-claimed (1) for a declaration that it is not in material breach of the agreement, (2) that the Company has breached the agreement, (3) that the Company has breached the covenant of good faith and fair dealing, (4) that the Company has interfered with prospective economic advantage, (5) that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code, (6) that the Company has committed acts of common law unfair competition and (7) that it is not obligated to pay us under the agreement and/or they own or jointly own the technology embodied in their products. Winbond also seeks restitution of the payments made. We have replied by denying these charges. We believe that the substantive allegations in the Winbond counter-claim are without merit and intend to vigorously defend ourselves against the action.

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

6. Share Purchase Rights Plan

In May 1999, SST adopted a Share Purchase Rights Plan in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. The effect will be to discourage acquisitions of more than 15 percent of SST’s common stock without negotiations with the Board of Directors. The rights expire May 3, 2009.

7. Line of Credit

On September 30, 1999, we signed an agreement with Foothill Capital Corporation to increase our line of credit. The new agreement allows us to borrow up to $35 million immediately, increasing to $50 million from January 1, 2000 through March 30, 2000, dropping back down to $40 million from April 1, 2000 through May 31, 2000, thereafter returning to $25 million until September, 2002. Borrowing is limited to 80% of eligible world-wide accounts receivable. The funds in excess of $25 million are available only if certain profitability covenants are met. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of September 30, 1999, there were no borrowings against this line.

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

The following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Factors that could cause or contribute to such differences include, but are limited to:

•	the availability, timely delivery and cost of wafers from our suppliers;

•	competitive pricing pressures and related changes in average selling prices;

•	fluctuations in manufacturing yields;

•	new product announcements and introductions of competing products by us or our competitors;

•	changes in demand for, or in the mix of, our products;

•	the gain or loss of significant customers;

•	competitive payment terms extended to customers;

•	market acceptance of products utilizing our SuperFlash® technology;

•	changes in the channels through which our products are distributed;

•	currency exchange rate fluctuations;

•	economic changes in the Far East;

•	unanticipated research and development expenses associated with new product introductions;

•	the timing of significant orders;

•	general economic conditions;

•	“acts of God” such as earthquake or other natural disasters in or close to manufacturing, customer, or other geographic locations, and

•	a downturn in the market for products which incorporate our products.

All of these factors, and other factors, are difficult to forecast and can materially affect SST’s quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in SST’s stock price. Please refer to the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 1998 for additional discussion.

Results of Operations: Quarter and Nine Months Ended September 30, 1999

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

In addition, we manufacture and sell CompactFlash Cards which leverage SST’s patented ATA controller technology and flash memory design expertise to offer favorable data transfer rates, which results in better speed for users for applications such as digital cameras, voice recorders, personal organizers and PDAs. Following our acquisition of Linvex Technology Corporation in June, 1999 we also sell ROM/RAM Combo products for use in communications and consumer electronics devices such as pagers and cellular telephones.

In addition to designing, manufacturing and selling flash memory devices, we license our technology to wafer foundries and other semiconductor companies to manufacturer products for non-competing applications and receive license fees and royalty payments from such arrangements.

The average selling prices for our products are extremely volatile. The semiconductor memory industry is very competitive and has in recent years experienced severe product price erosion, rapid technological change and product obsolescence. Historically, the selling prices for semiconductor memory products fluctuate significantly with changes in the supply and demand for these products. During 1998, industry overcapacity resulted in greater than normal price declines in our markets, which unfavorably impacted our revenues, gross margins, and profitability. Growth in world-wide supply outpaced growth in demand during 1998. To respond to these pressures during 1999, we are attempting to accelerate our cost reduction efforts. We are also developing new products to expand and diversify our application and geographic base. However, we cannot assure you that these cost reduction and new product development activities will be implemented quickly enough to take advantage of industry shortages as they present themselves.

We only have limited internal capability to manufacture our products and we rely on third parties to perform substantially all of our manufacturing. In addition, we only have very limited internal capacity to test all of our products. We currently buy all of our wafers, an integral component of our products, from a limited number of suppliers. During 1998, substantially all of our wafers and sorted die were supplied by two foundries, Sanyo Electric Co., Ltd. (Sanyo) in Japan and Taiwan Semiconductor Manufacturing Company (TSMC) in Taiwan. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated cost of revenues, which would affect operating results adversely. During the third quarter of 1999, some of our suppliers in Taiwan experienced interruptions in their production as a result of an earthquake in September. We expect that the interruption to production in Taiwan as a result of the earthquake will have some impact, although minor, on our financial performance for the fourth quarter. Our assessment indicates that the impact to fourth quarter revenues is expected to be approximately 10% of our production plan for the quarter. This assessment is based on our most current information. We cannot guarantee you that the impact will not exceed our expectations or that future interruptions will not occur that could affect operating results adversely.

As recently as September, 1999 we were unable to meet all of the demand for our products, and have failed to meet scheduled shipment dates, due to our inability to obtain a sufficient supply of wafers and sorted die from our foundries. Our current contract foundries, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our purchase and/or delivery requirements on a timely basis at favorable prices. In addition, we have encountered delays at our subcontractors in the process of qualifying new products and in the process of ramping new product production. New product qualification and production ramp-up times at any additional foundry, assuming an additional foundry could be found at all, could take longer than anticipated. We are also subject to the risks of service disruptions, raw material shortages and price increases by the foundries. Such disruptions, shortages and price increases could have a material adverse effect on our operating results.

Net Revenues. Net revenues were $76.5 million for the nine months ended September 30, 1999 as compared to $51.3 million for the nine months ended September 30, 1998. Net revenues of $35.1 million in the third quarter of 1999 represented a 94% increase from $18.1 million in the third quarter of 1998.

Product revenues were $70.7 million in the first nine months of 1999 compared to $49.5 million for the same period of 1998. Product revenues increased to $32.5 million in the third quarter of 1999 from $17.3 million in the third quarter of 1998. Approximately 39% of product revenues in the second quarter of 1999 were from shipments of the 29 new products introduced since the second quarter of 1998. The weighted average selling price across all products increased 2% between the third quarter of 1998 to the third quarter of 1999. The slight increase in net weighted average selling price is a combination of both shipments of new products and stabilization of weighted average selling prices for the older products as a result of increased demand in the market. Net unit shipments increased 41% from the prior quarter of 1999 and approximately 85% from the same period of 1998.

License, royalty and development revenues were $5.7 million in the first nine months of 1999 compared to $1.8 million for the same period if 1998. During the third quarter 1999, license, royalty and development revenues were $2.6 million, as compared to $806,000 in the third quarter of 1998. Current quarter license revenues included $2.4 million in revenue from the recognition of new and existing license agreements and $249,000 in royalty payments for the use of our technology. Such license agreements or royalty payments may or may not recur in future quarters. Most of our license agreements require the payment of a one-time up-front license fee that generally does not recur in the future.

International sales comprised approximately 90% of product revenues for the nine months ended September 30, 1999 as compared to 94% for the nine months ended September 30, 1998. Although international sales decreased as a percentage of total product revenues, actual product revenues for international sales increased 37% for the nine month period ended September 30, 1999 as compared to the same nine month period of 1998. North American product revenues more than doubled for the nine month period ended September 30, 1999 as compared to the same nine month period of 1998, resulting in a decrease in percent of international sales to total product revenues as total product revenues have increased.

For the nine months ended September 30, 1999, 30% of product revenues were from Taiwan, 14% from Japan and 24% from China. Although international sales increased 70% from the third quarter of 1998 to the third quarter of 1999, international sales accounted for approximately 87% of world-wide product revenues during the third quarter of 1999, a decrease from 97% during the third quarter of 1998. Product revenues in Taiwan accounted for 27% of world-wide product revenues in the third quarter of 1999 as compared to 32% in the third quarter of 1998. Product revenues in Japan accounted for 10% of world-wide product revenues in the third quarter of 1999 as compared to 17% in the third quarter of 1998. Product revenues in China accounted for 28% of world-wide product revenues in the third quarter of 1999 as compared to 20% in the second quarter of 1998. We anticipate that international sales will account for substantially all of our product revenues for the foreseeable future, although percentages may vary.

For the third quarter of 1999, product revenues for PC peripheral applications accounted for 31% of total product revenues as compared to 32% for the third quarter of 1998. Product revenues for PC BIOS applications during the third quarter of 1999 increased 36% from the comparable quarter of 1998 but only accounted for approximately 24% of total product revenues as compared to 33% in the third quarter of 1998. The reason for the decrease in the percentage of total product revenues, even though product revenues increased for PC BIOS applications, was the result of a change in the product mix. For the third quarter of 1999, product revenues for communication products, such as modems and cordless phones, increased 214% from the third quarter of 1998, accounting for 14% of total product revenues, as compared to 8% during the third quarter of 1998. Product revenues in the third quarter of 1999 for consumer products, such as toys, video games and electronic organizers, increased 91% from the third quarter of 1998, accounting for 20% of total product revenues in both periods. While we intend to continue to diversify both the product applications and customer base, we cannot assure you that such diversification will be successful.

Gross Profit / Margin. Gross profit was $15.5 million, or a gross margin of 20% of net revenues, for the nine months ended September 30, 1999 as compared to $7.3 million, or 14% of net revenues, for the nine months ended September 30, 1998. Gross profit increased to $9.2 million, or 26% gross margin, in the third quarter of 1999 from $1.9 million, or 10% gross margin, for the comparable quarter of the prior year. The increase in gross profit between the two quarters is primarily a combination of the 85% increase in net units shipped and the license revenues recognized in the current quarter.

Research and development. Research and development expenses were $13.8 million, or 18% of net revenues, for the nine months ended September 30, 1999 as compared to $10.8 million, or 21% of net revenues, for the nine months ended September 30, 1998. Research and development expenses were $4.6 million, or 13% of net revenues, during the third quarter of 1999 as compared to $4.3 million, or 24% of net revenues, during the comparable quarter of the prior year. The dollar increase in research and development expenses since last year is primarily a result of hiring additional personnel, depreciation related to purchases of additional engineering test equipment, increased prototyping, new product development and product qualification costs and process and development efforts related to new and future product introductions. As noted above, we have shipped 29 new products since the end of the second quarter of 1998. Although absolute dollars for research and development expenses have increased, research and development expenses as a percent of revenue have decreased as a result of higher unit shipments, more stable average selling prices and higher revenues in the third quarter of 1999. Research and development expenses are expected to increase in absolute dollars but not necessarily as a percentage of revenues over time.

Sales and marketing. Sales and marketing expenses were $7.0 million, or 9% of net revenues for the nine months ended September 30, 1999 as compared to $5.2 million, or 10% of net revenues, for the nine months ended September 30, 1998. Sales and marketing expenses were $2.6 million, or 7% of net revenues during the third quarter of 1999 as compared to $1.9 million, or 10% of net revenues, during the third quarter of 1998. Sales and marketing expenses consist primarily of sales commissions to manufacturer’s representatives, salaries of our sales and marketing personnel and advertising and product literature expenses. The increase in expense in absolute dollars from the comparable period of 1998 relates primarily to increases in personnel costs and commission expense as a result of higher revenues. Sales and marketing expense may fluctuate over time primarily because commission expense is a function of product revenues.

General and administrative. General and administrative expenses were $2.5 million, or 3% of net revenues, for the nine months ended September 30, 1999 as compared to $4.0 million, or 8% of net revenues, for the nine months ended September 30, 1998. General and administrative expenses were $1.3 million or 4% of net revenues during the third quarter of 1999 as compared to $1.1 million or 6% of net revenues for comparable quarter of the prior year. In the second quarter of 1999, we reversed $1.2 million of legal accrual following the settlement of the Intel lawsuit and re-evaluation of the status of other legal matters. In the second quarter of 1998, we recorded a charge of $500,000 in connection with the termination of a land purchase agreement. Without these non-recurring events, general and administrative expenses would have been $3.7 million for the nine months ended September 30, 1999 and $3.5 million for the nine months ended September 30, 1998. General and administrative expense primarily consists of personnel, legal and information technology costs.

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

The fair value of Linvex’ core technology, existing products, as well as the technology currently under development was determined by an independent appraiser using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% to reflect additional risks inherent in the development life cycle. SST expects that the pricing model related to this acquisition will be considered standard within the high-technology industry. SST does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore the valuation assumptions do not include anticipated cost savings. In process research and development valued at $2.0 million consisted of a single project to combine flash and SRAM memory on a single chip (the Combo Memory chip). At the time of the acquisition the estimated cost to complete the Combo Memory chip was $1.1 million and the chip was approximately 42% complete. The risk adjusted discount rate relating to in-process technology was 40%. SST expects that the Combo Memory chip will be completed and begin to generate cash flows within 6 to 9 months. However, development of the Combo Memory chip remains a significant risk to SST due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the Combo Memory chip into a commercially viable product consists principally of planning, designing and testing activities necessary to determine that the Combo Memory chip can meet market expectations, including functionality and technical requirements. Failure to bring the Combo Memory chip to market in a timely manner could result in a lost opportunity to capitalize on emerging markets. Failure to achieve the expected levels of revenues and net income from the Combo Memory chip will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

Recent actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process research and development previously expensed by SST. This would result in the restatement of previously filed financial statements of SST and could have a material negative impact on the financial results for the period subsequent to the acquisition.

Interest and other income (expense), net. Interest and other income was $623,000, or 1% of net revenues, for the nine ended September 30, 1999 as compared to $1.3 million, or 3% of net revenues, for the nine months ended September 30, 1998. Interest and other income was $146,000, or less than 1% of net revenues during the third quarter of 1999 as compared to $289,000, or 2% of net revenues during the third quarter of 1998. The decrease in interest and other income from 1998 to 1999 is primarily due to lower cash, cash equivalent and short term investment balances during the period.

Provision for (benefit from) income taxes. The provision for income taxes was $536,000 for the nine months ended September 30, 1999 as compared to a benefit of $613,000 for the nine months ended September 30, 1998. The provision for income taxes was $471,000 during the third quarter of 1999 as compared to a $2.2 million for the third quarter of 1998. During 1998, we determined that our cumulative net operating losses incurred exceeded the amount of tax carry back available. For this reason, we recorded a full valuation allowance against the deferred tax asset in the third quarter of 1998. The tax effect of the net operating loss incurred during the nine months ended September 30, 1999 was recorded as a deferred tax asset, offset by a valuation allowance. The current quarter’s provision relates to foreign tax expense on license and royalty revenue.

Net income (loss) per share. Our net loss per share for the nine months ended September 30, 1999 was ($0.41) as compared to a net loss of per share of ($0.47) for the nine months ended September 30, 1998. Our net income per share, both basic and diluted, was $0.02 in the third quarter of 1999 as compared to a net loss of ($0.32) in the third quarter of 1998. The decrease in net loss for current nine month period and the net income in the current three month period is largely due to the introduction of new products and increased shipments on the existing products.

Liquidity and Capital Resources

Principal sources of liquidity at September 30, 1999 consisted of $4.3 million of cash and cash equivalents. On September 30, 1999, we signed an agreement with Foothill Capital Corporation to increase our line of credit. The new agreement allows us to borrow up to $35 million immediately, increasing to $50 million from January 1, 2000 through March 30, 2000, dropping back down to $40 million from April 1, 2000 through May 31, 2000, thereafter returning to $25 million until September, 2002. Borrowing is limited to 80% of eligible world-wide accounts receivable, which as of September 30, 1999 equaled $17.8 million. The amended agreement secures sufficient working capital to finance growth in operations and new product development efforts. As of September 30, 1999, there were no borrowings against this line.

Operating activities. Our operating activities used cash of $14.0 million for the nine month period ended September 30, 1999 compared to $20.0 million for the nine month period ended September 30, 1998. The decrease in cash from operating activities for the nine month period ended September 30, 1999 consisted of our net loss of $9.8 million and net changes in operating assets and liabilities of $9.8 million, partially offset by net non-cash adjustments of $5.6 million. The decrease in cash from operating activities for the nine months end September 30, 1998 consisted of our net loss of $10.8 million and net changes in operating assets and liabilities of $19.3 million, partially offset by net non-cash adjustments of $10.1 million. For the nine month period ended September 30, 1999, non-cash adjustments consisted primarily of depreciation and amortization expense of $3.4 million and a non-recurring, in-process research and development charge of $2.0 million. For the nine month period ended September 30, 1998, non-cash adjustments consisted primarily of depreciation and amortization expense of $3.4 million, an increase in provisions for excess or obsolete inventory of $3.3 million and a decrease in the net deferred tax asset of $3.7 million, resulting from the full valuation of the asset due to our continuing loss. Accounts receivable and accounts receivable from related parties increased $14.6 million for the nine month period ended September 30, 1999, compared to an increase of $2.4 million for the same period of 1998. The higher increase in accounts receivable is primarily a result of an 88% increase in product revenues in the current quarter from the comparable quarter of 1998. Inventories increased $15.1 million for the nine month period ended September 30, 1999, compared to an increase of $7.5 million for the nine month period ended September 30, 1998. The increase in inventory for the nine month period ended September 30, 1999 is largely a result of our efforts to build inventory of our newer products in order to meet increasing customer demands. Accounts payable increased $17.2 million for the nine month period ended September 30, 1999, compared to a $8.9 million decrease for the nine month period ended September 30, 1998. The large increase in accounts payable activity related primarily to inventory purchases, increased research and development expenses and the purchase of capital equipment associated with the development and introduction of new products. The increase in working capital generated by the increased accounts payable at September 30, 1999 is required to support the ramping of production on new products as the number of products offered by SST has increased from 13 revenue-generating products at December 31, 1998 to 34 revenue-generating products at September 30, 1999. We anticipate that additional new product introductions in 1999 will require additional working capital. Deferred revenue increased $2.3 million for the nine month period ended September 30, 1999, compared to an increase of $878,000 for the nine month period ended September 30, 1998. The increase in deferred revenue for the nine month period ended September 30, 1999 is related to new license agreements and to increased sales to distributors in the second and third quarters of 1999.

Investing activities. Our investing activities used cash of $6.1 million for the nine month period ended September 30, 1999. For the nine month period ended September 30, 1998, investing activities provided cash of $11.5 million. Capital expenditures were $6.5 million for the current nine month period, compared to $4.3 million for the same period of 1998. The increase in capital expenditures related primarily to the purchase of design and engineering tools and production equipment associated with the development and introduction of new and future products. We are currently in the process of implementing a new ERP system. We anticipate an additional $1.0 million in capital expenditures relating to this project before the end of 1999. For the nine month period ended September 30, 1999, the net sale or maturity of short-term investments provided cash of approximately $851,000, compared to $16.3 million for the nine month period ended September 30, 1998. Cash proceeds from the net sale of short term investments were significantly lower in the current period as compared to the prior period because all of our short term investments were converted to cash upon maturity in order to meet our cash requirement needs.

Financing activities. Our financing activities provided cash of approximately $1.3 million during the nine month period ended September 30, 1999. The cash provided was primarily from the proceeds of the employee stock purchase plan and the exercise of employee stock options. For the nine month period ended September 30, 1998, our financing activities used cash of approximately $1.0 million. We used $1.6 million to repurchase our common stock. These cash outflows were partially offset by $591,000 from the proceeds of the employee stock purchase plan and employee stock options.

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

To the best of our knowledge and belief, at the time of shipment, SST’s current and previously sold products do not contain date sensitive data or real time clocks. Thus, they are neither affected by nor will they directly cause “Year 2000” problems.

We define Year 2000 compliant as meaning that the technology (including but not limited to hardware, software, firmware, microchips, or other electronic components, equipment, processes, or systems) shall provide the following functions in a correct and consistent manner: (1) handle date information, before, during, and after the 1st of January 2000, including but not limited to: accepting date input, providing date output, and performing calculations on dates, or portions of dates; (2) performance and functionality are not affected by dates prior to, during, and after the 1st of January 2000; (3) respond to two-digit year date input in a way that resolves the ambiguity of which century in a disclosed, defined, and predetermined manner, i.e., a date ending in ”00” must return 2000; (4) store and provide output of date information in ways that are unambiguous as to which century; and (5) Year 2000 is recognized as a leap year.

The Year 2000 Project. Our Year 2000 Project informally began in 1997 within the information technology (IT) department. The department began to upgrade our management information systems and personal computer hardware and software to be Year 2000 compliant. The Project’s mission and strategy became formalized in August 1998. Currently, we are dedicating the equivalent of two full-time resources to the Project through the year 2000. The Project consists of an eight step approach; (1) awareness that no system is safe from Year 2000 problems, (2) categorize and classify our internal and external resources and activities with potential Year 2000 issues, (3) assessment of every item in the inventory for Year 2000 compliance to determine where the problems lie, (4) plan a strategy for fixing the problems encountered, focussing first on the most business-critical functions, (5) remediation of business-critical processes followed by other processes, (6) testing of remedied processes, (7) integration back into other functions within and outside of SST, and (8) contingency planning to keep SST functional in case Year 2000 compliance failures occur.

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

Categorization, Classification, and Assessment. We have categorized and classified our fixed assets, production equipment, computer hardware, software, design hardware and software, reliability equipment, and other internal resources and assessed Year 2000 compliance of these resources. This assessment was completed as of the end of the second quarter of 1999, which was on schedule. The assessment process will continue throughout the year as SST purchases new assets, equipment, hardware and software and has also included assets purchased in connection with the acquisition of Linvex.

We also are conducting surveys of systems supported by third party providers (significant vendors and suppliers), such as our wafer fabrication, package assembly, and test subcontractors, and we are surveying our active customers with sales activity over $1 million in the past eighteen months, significant vendors and other trading partners to assess Year 2000 compliance. All significant vendors have been asked to complete a survey questionnaire and to certify Year 2000 compliance. All of SST’s significant vendors prior to the acquisition of Linvex have been contacted thus far and SST has received responses from approximately 80% of all of its vendors and suppliers. Responses were received from 100% of “significant” (i.e. mission critical) suppliers. Follow-up telephone calls and letters are currently being sent to the non-respondents. The survey responses received were reviewed and evaluated during the second quarter of 1999. Linvex-specific suppliers were contacted during the third quarter of 1999 in order to assess their Year 2000 compliance. Many of SST’s significant vendors, including all of SST’s overseas production subcontractors, were not 100% compliant as of the date of their survey response, although in many cases certain processes at the supplier were compliant while other processes were not yet fully compliant.

Planning and Remediation. Remediation decisions are made on a case by case basis, and approximately 70% of the problems can be fixed by the replacement or purchase of additional parts or software upgrades. The remaining 30% of the problems require replacement of the entire system. Because SST does not use many proprietary systems, much of the cost of upgrading our systems to ensure Year 2000 compliance is a part of our practice of routinely upgrading our systems as new versions are released by vendors and is considered to be a normal cost of doing business. In this respect, we have already upgraded all of our personal computer hardware and operating systems, network switches, and primary management information and accounting systems to Year 2000 compliant versions. The cost incurred for this effort was approximately $250,000. We continually receive hardware upgrade recommendations and “software patches” from our vendors for new Year 2000 fixes discovered by those vendors and we implement those patches throughout the company within the quarter that the patch is received. All such IT-related upgrades and patches have been completed. Therefore, the planning and remediation stages are considered to be virtually complete as they relate to IT supported functions.

For research and development software and hardware functions, called design technology services, 98% of workstation hardware was Year 2000 compliant as of July 31, 1999. The remaining hardware and software is scheduled to be Year 2000 compliant by the end of November 1999.

For production equipment functions, upgrades to overseas production test equipment have been scheduled with the vendors on a semi-monthly basis through November 1999. Therefore, the planning and remediation stage is expected to complete by the end of the fourth quarter of 1999 for production equipment. In-house production equipment has already been upgraded. Other facilities functions are considered to be Year 2000 compliant at the present time.

Testing and Integration. The testing and integration stages are virtually completed for items related to IT supported functions, 95% complete for design technology services, and 65% complete for production related functions. Testing of vendor supplied survey data may include follow-up discussions of survey data, site visits, and review of Year 2000 compliance project timelines. These stages are expected to be completed by the end of November 1999.

Based upon the information available at this time, the future costs related to Year 2000 compliance are not expected to exceed $750,000. The cost estimate is based on our current assessment of the projects identified and is subject to change as the projects progress. The estimate does not include potential costs related to any customer or other claims.

Contingency Planning. The contingency planning stage will be performed in conjunction with the planning and remediation stages and the testing and integration stages. For each mission critical vendor or trading partner that has not responded on Year 2000 compliance to our satisfaction a contingency plan which includes an alternative vendor source is being developed. If, during follow-up contacts with the vendor, it appears that compliance is behind schedule or problematic, the contingency plan will be implemented and an alternative vendor will be qualified to provide service from late 1999 through the early part of year 2000. This stage is expected to be complete by the end of November 1999.

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

At any time, fluctuations in interest rates could effect interest earnings on our cash and cash equivalents. Currently, we do not hedge these interest rate exposures.

PART II

Item 1. Legal Proceedings

On January 3, 1996, Atmel Corporation (Atmel) sued us in the U.S. District Court for the Northern District of California. Atmel’s complaint alleges that by making, using and selling devices, we are willfully infringing on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel seeks a judgment that the we (1) have infringed the patent, (2) an injunction prohibiting future infringement and (3) treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. On four of the six patents, the District court has granted in our favor a judgement that we did not infringe. Atmel has appealed the decisions. The trial on the remaining issues has been postponed until Atmel’s appeal is heard.

On February 17, 1997, Atmel filed an action with the International Trade Commission (ITC) against two suppliers of our parts. The action involves certain of the patents that Atmel has alleged we are infringing. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we have agreed to indemnify both to the extent that it is required to do so under the agreements. On July 9, 1998, the ITC entered its opinion of finding no violation by us. Atmel has appealed the decision. The Federal Circuit has ordered the ITC to reconsider its decision on one of the patents. No schedule has been set for the new hearing.

On September 14, 1998, Intel sued us in the U.S. District Court for the Northern District of California, San Jose Division. Intel’s complaint alleged that, by making, using and selling devices, we were willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought (1) a judgment that we infringed on the patent, (2) an injunction prohibiting further infringement, and (3) an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney’s fees, costs and expenses. The Company denied infringement of any of the Intel patents and counter-claimed for invalidity and non-infringement of the Intel patents. Through a neutral mediation, a settlement of the pending litigation was reached on May 13, 1999. The settlement was immaterial to the Company’s financial statements.

On July 31, 1998, we filed suit against Winbond Electronics of Taiwan (Winbond) in the U.S. District Court for the Northern District of California, San Jose Division. We are suing for (1) breach of contract, (2) breach of covenant of good faith and fair dealing, (3) misappropriation of trade secrets and (4) common law unfair competition. We are seeking (1) damages and an injunction prohibiting Winbond from using any of the technology we licensed to them and (2) a return of technical material transferred to them under the original license agreement. Winbond has answered the complaint and has counter-claimed (1) for a declaration that it is not in material breach of the agreement, (2) that the Company has breached the agreement, (3) that the Company has breached the covenant of good faith and fair dealing, (4) that the Company has interfered with prospective economic advantage, (5) that the Company has engaged in unlawful business practice in violation of the California Business and Profession Code, (6) that the Company has committed acts of common law unfair competition and (7) that it is not obligated to pay us under the agreement and/or they own or jointly own the technology embodied in their products. Winbond also seeks restitution of the payments made. We have replied by denying these charges. We believe that the substantive allegations in the Winbond counter-claim are without merit and intend to vigorously defend ourselves against the action.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholder’s was held on July 30, 1999. At the annual meeting, the shareholders:

(1)	elected the persons listed below to serve as a director of the company for the following year and until his successor is elected,

(2)	approved the 1995 Equity Incentive Plan, as amended,

(3)	approved the 1995 Employee Stock Purchase Plan, as amended,

(4)	approved the 1995 Non-Employee Directors’ Stock Option Plan, as amended, and

(5)	ratified the selection of PricewaterhouseCoopers LLP as our Independent Accountants for the fiscal year ending December 31, 1999.

On June 1, 1999, the record date of the Annual Meeting, we had 23,372,423 shares of Common Stock outstanding. At the Annual Meeting, holders of 21,367,972 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Director

Director	Votes in Favor	Votes Against	Abstentions
Bing Yeh	20,621,526	0	746,446
Yaw Wen Hu	20,621,626	0	746,346
Tsuyoshi Taira	20,621,626	0	746,346
Yasushi Chikagami	20,621,626	0	746,346
Ronald Chwang	20,621,626	0	746,346
Proposal 2 - Approval of the 1995 Equity Incentive Plan, as Amended

Votes in Favor	12,039,401
Votes Against	924,130
Abstentions	23,328

Proposal 3 - Approval of the 1995 Employee Stock Purchase Plan, as Amended

Votes in Favor	13,112,512
Votes Against	150,667
Abstentions	26,968

Proposal 4 - Approval of the 1995 Non-Employee Directors’ Stock Option Plan, as Amended

Votes in Favor	12,928,529
Votes Against	340,049
Abstentions	21,569
Proposal 5 - Ratification of Selection of Independent Accountant

Votes in Favor	21,330,613
Votes Against	16,470
Abstentions	20,889
Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 1998.

Exhibit Number Description
10.22	Loan and Security Agreement amendment between Silicon Storage Technology, Inc. and Foothill Capital Corporation dated September 30, 1999.

27	Financial Data Schedule

(b)	Reports on Form 8-K filed during the quarter ended September 30, 1999: None.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of November, 1999.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH Bing Yeh President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JEFFREY L. GARON Jeffrey L. Garon Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)