Form 10-K405
period 1999-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2000-02-24
CIK 855906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-26944
                            ------------------------

                        SILICON STORAGE TECHNOLOGY, INC.

             (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                                 77-0225590
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)

        1171 SONORA COURT, SUNNYVALE, CA                        94086
    (Address of principal executive offices)                  (Zip code)

Company's telephone number, including area code:           (408) 735-9110

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------  -----------------------------------------
    None.                        None.

Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, no par value.
                            ------------------------

    Indicate by check mark whether SST (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that SST was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /.

    Aggregate market value of the voting stock held by non-affiliates of SST as of January 31, 2000: $820,375,898 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of January 31, 2000: 25,071,223.

    Documents incorporated by reference: Exhibits previously filed as noted on page 34. Part III--A portion of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SILICON STORAGE TECHNOLOGY, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

PART I
  Item 1.       Business....................................................      3
  Item 2.       Properties..................................................     11
  Item 3.       Legal Proceedings...........................................     11
  Item 4.       Submission of Matters to a Vote of Security Holders.........     12

PART II
  Item 5.       Market for Registrant's Common Stock and Related Shareholder
                  Matters...................................................     13
  Item 6.       Selected Consolidated Financial Data........................     14
  Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................     15
  Item 7A.      Quantitative and Qualitative Disclosures about Market
                  Risk......................................................     30
  Item 8.       Consolidated Financial Statements and Supplementary Data....     30
  Item 9.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................     32

PART III
  Item 10.      Directors and Executive Officers of the Registrant..........     33
  Item 11.      Executive Compensation......................................     33
  Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management................................................     33
  Item 13.      Certain Relationships and Related Transactions..............     33

PART IV
  Item 14.      Exhibits, Financial Statement Schedule, and Reports on
                  Form 8-K..................................................     34

Index to Exhibits...........................................................     34

Signatures..................................................................     36

Index to Consolidated Financial Statements..................................     39

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communication and Internet computing markets. Flash memory is nonvolatile memory that does not lose data when the power source is removed and is capable of electrically erasing selected blocks of data. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. We further believe that the benefits of SuperFlash include high reliability, fast write performance, ability to be scaled to a smaller size and a low-cost manufacturing process.

    We offer over 40 products based on our SuperFlash design and manufacturing process technology. We also offer mass storage products that are used for storing images, music and other data in devices such as digital cameras and MP3 players.

    Our customers include 3Com, Acer, Apple, Compaq, Diamond Multimedia, FIC, Hyundai, Intel, IBM, LG, Lucent, Motorola, Panasonic, Samsung, Sanyo, Siemens and Sony. In addition, we have recently added Cisco and Nortel as new customers. We also license our SuperFlash technology to leading semiconductor companies including Analog Devices, ATMI, IBM, ISD, Motorola, Samsung, Sanyo, Seiko-Epson and TSMC to embed in semiconductor devices that integrate flash memory with other functions on a single chip. Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung Electronics, Sanyo, Seiko-Epson, TSMC and UMC. We also work with IBM, Samsung Electronics, Sanyo, Seiko-Epson and TSMC to develop new technology for manufacturing our products.

INDUSTRY BACKGROUND

    Semiconductor integrated circuits are critical components used in an increasingly wide variety of applications, such as computers and computer systems, communications equipment, consumer products and industrial automation and control systems. As integrated circuit performance has increased and size and cost have decreased, the use of semiconductors in these applications has grown significantly. According to the Semiconductor Industry Association, or SIA, worldwide semiconductor device revenue will grow from $125.6 billion in 1998 to $215.7 billion in 2002.

    Historically, the demand for semiconductors has been driven by the personal computer, or PC, market. The demand for PCs has grown in recent years, in part due to increased use of PCs for Internet access. The PC market grew from 80 million units shipped in 1997 to 100 million units shipped in 1998 to 115 million units shipped in 1999, according to Dataquest. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, wireless local area network devices, cellular phones and pagers. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, personal digital assistants, set-top boxes, CD-ROM drives and GPS navigation systems.

    In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. In PCs, this program code, or BIOS, initiates the loading of the PC's operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, mostly in flash memory. As a result, virtually all complex electronic systems that use a processor or controller for computing, consumer, communications, and industrial applications require nonvolatile memory.

    System manufacturers generally prefer nonvolatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages. With reprogrammable memory, manufacturers can cost effectively change program code in response to faster product cycles and changing market specifications. This in turn greatly simplifies inventory management and manufacturing processes. Reprogrammable memory also allows the manufacturer to reconfigure or update a system either locally or through a network connection. In addition, in-system reprogrammable devices can be used for data storage functions, such as storage of phone numbers for speed dialing in a cellular phone.

    Flash memory is the predominant reprogrammable nonvolatile memory device used to store program codes. Flash memory can electrically erase select blocks of data on the chip much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other reprogrammable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to SIA, worldwide flash memory revenue was $4.6 billion in 1999, a 83% increase over 1998. According to Dataquest, as a result of newly emerging applications, worldwide flash revenue is projected to reach $8.0 billion by 2003.

OUR SOLUTION

    We are a leading supplier of flash memory semiconductor devices addressing the needs of high volume electronic applications. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. In addition, we believe SuperFlash's benefits include high reliability, fast write performance, ability to be scaled to a smaller size and a low-cost manufacturing process. Many leading technology companies use our technology in their products including 3Com, Acer, Apple, Compaq, Diamond Multimedia, FIC, Hyundai, Intel, IBM, LG, Lucent, Motorola, Panasonic, Samsung, Sanyo, Siemens and Sony. New customers include Cisco and Nortel.

    We offer over 40 products based on our proprietary SuperFlash design and manufacturing process technology. These products are produced to meet the needs of a wide range of digital consumer, networking, wireless communication and Internet computing markets. Our product offerings include standard flash products, application specific memory products, standard embedded controllers and mass storage products. Our memory devices have densities ranging from 256 Kbit to 16 Mbit and are generally used for the storage of program code. Our flash embedded microcontrollers support concurrent flash read-while-write operations using In-Application Programming, or IAP. Our mass storage products are used for storing images, music and other data in devices such as digital cameras and MP3 players.

    Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung Electronics, Sanyo, Seiko-Epson, TSMC and UMC. We also work with IBM, Samsung Electronics, Sanyo, Seiko-Epson and TSMC to develop new technology for manufacturing our products. We license our SuperFlash technology to leading semiconductor companies including Analog Devices, ATMI, IBM, ISD, Motorola, Samsung, Sanyo, Seiko-Epson and TSMC to embed in semiconductor devices that integrate flash memory with other functions on a single chip.

OUR STRATEGY

    Our objective is to be the leading worldwide supplier of flash memory devices and intellectual property for program code storage applications. In addition, we intend to leverage our SuperFlash technology to penetrate the high density mass storage markets. We intend to achieve our objectives by:

    MAINTAINING A LEADING POSITION IN THE PROGRAM CODE STORAGE MARKET. We believe that program code storage is an attractive segment of the flash memory market for a number of reasons. While experiencing continued growth in all densities, solutions for program code storage applications benefit from the increasing number and variety of digital electronic applications, longer product lives and lower density requirements relative to mass data storage applications. We believe that our proprietary SuperFlash technology is a superior product for program code storage applications because it offers reliability and high performance at a low cost.

    CONTINUING TO ENHANCE OUR LEADING FLASH MEMORY TECHNOLOGY. We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology. We are working with IBM, Samsung, Sanyo, Seiko Epson and TSMC to develop new process technologies for SuperFlash.

    INTRODUCING NEW PRODUCTS BASED ON SUPERFLASH. We intend to introduce new and different application specific products. We are currently developing ComboMemory, a new class of devices for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic silicon chip or in a common package with optimized performance. We are also developing a new reprogrammable microcontroller family and new mass storage products. In addition, we plan to introduce 1, 2 and 4 Mbit serial flash, 2, 4 and 8 Mbit firmware hubs and 8, 16, 32 and 64 Mbit concurrent flash. ComboMemory and concurrent flash are designed to address the memory needs of wireless communications devices, such as cellular phones, wireless modems and pagers.

    MAINTAINING A LEADING POSITION IN LICENSING EMBEDDED FLASH TECHNOLOGY. We believe that SuperFlash technology is well-suited for embedded memory applications, which integrate flash memory and other functions onto a single chip. We intend to continue to license SuperFlash technology to semiconductor manufacturers for use in embedded flash applications and to enhance our technology to facilitate integration at higher densities and higher levels of complexity.

    PENETRATING THE HIGH DENSITY MASS STORAGE MARKET. Many digital electronic devices currently being introduced, such as MP3 players, digital cameras and PDAs, require high density flash memory for storing music, pictures and other data that require mass storage capacities. We believe that the market for high density flash memory is attractive based on its potential growth. We further believe that SuperFlash technology can readily scale to address this market growth. We intend to leverage our leading technology and strong manufacturing partnerships to introduce high density mass storage flash products and to compete effectively in this market.

OUR FLASH PRODUCTS

    STANDARD FLASH MEMORY PRODUCTS. Currently, we offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communication and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, packaging and predicted endurance.

    We have three Standard Flash Memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products.

    Among the three product families, SSF provides the highest functionality. MPF is a lower cost flash solution because it eliminates much of the peripheral circuitry of SSF products while retaining many of the benefits of the SuperFlash core--high reliability, faster write performance, geometric scalability and a low-cost manufacturing process. Both SSF and MPF address mainstream flash applications that require In System Programming, or ISP. MTP devices are our lowest cost flash products. Our MTP products provide an electrically-erasable alternative to EPROM and other low-end flash products that do not require ISP.

    APPLICATION-SPECIFIC MEMORY PRODUCTS. Our application-specific memory products consist of ComboMemory, FlashBank, Serial Flash and Firmware Hub, or FWH. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications.

    FLASH EMBEDDED CONTROLLERS. Our flash embedded controllers include the FlashFlex51 microcontroller product family, which features products that are both software and pin compatible with industry standard 8051 microcontroller products. This family is designed with two banks of program memory to support concurrent read and write operations using IAP. It also contains SoftLock security features allowing IAP while preventing software piracy. These products target the 8-bit microcontroller market segment with products addressing the emerging applications for in-system reprogrammable microcontrollers.

    MASS STORAGE PRODUCTS. Our mass storage products, including the CompactFlash Card product family, address digital cameras, digital cellular phones, PDAs, MP3 players and other types of mass data storage applications. Our mass storage products leverage our patented ATA controller technology and flash memory design expertise to offer favorable read/write data transfer rates to the flash memory, which allows significant speed advantages for applications such as digital cameras.

TECHNOLOGY LICENSING

    We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our process and SuperFlash memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using patented memory cell technology and fabricate them using patented process technology. We own 22 patents in the United States relating to certain aspects of our products and processes, and have filed for several more. In addition, we hold two patents in Europe, one patent in Germany and additional foreign patent applications have been filed in Europe, Japan, Taiwan and Canada.

CUSTOMERS

    We provide high-performance flash memory solutions to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and that have an attractive cost structure. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide memory components for consumer companies including Canon, Datel, Freetron, GSL, IDT, Panasonic, Sanyo, Siemens, Sony, TiVo and Xerox. In networking, we provide memory components for 3Com, E-tech, Intel, Nortel and Xircom. In wireless communications, we provide products for companies including Kirks, Lucent, Maxon, RTX, Siemens and VTech. In Internet computing, we provide a wide array of memory components for companies including Acer, Apple, Asustek, Compal, Dell, FIC, Gigabyte, Mitac, NEC and Quanta.

    The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped or license revenue is generated.

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
United States...................................  $10,032    $ 5,099    $ 13,644
Europe..........................................    3,381      6,929       7,347
Japan...........................................   17,878     13,739      16,396
Korea...........................................    4,203      3,756      11,750
Taiwan..........................................   22,027     19,134      33,541
China (including Hong Kong).....................   11,863     14,104      28,776
Other Asian countries...........................    5,890      6,119       9,340
Rest of world...................................       48        531       4,000
                                                  -------    -------    --------
                                                  $75,322    $69,411    $124,794
                                                  =======    =======    ========

SALES AND DISTRIBUTION

    We sell a majority of our products to customers in Asia through manufacturers' representatives. We also sell and distribute our products in North America and Europe through a direct sales organization supported primarily by manufacturers' representatives and distributors. Our manufacturer representative and distributor relationships are generally cancellable by us or the other parties with reasonable notice.

APPLICATIONS

    As the Internet, communications and consumer electronics industries continue to expand and diversify, new applications are likely to be developed. We believe our products are designed to address this expanding set of applications:

                                                                               WIRELESS                INTERNET
               DIGITAL CONSUMER                       NETWORKING            COMMUNICATIONS            COMPUTING
----------------------------------------------  ----------------------  ----------------------  ----------------------
TV Replayer             Set-top Box             DSL Modem               Cellular Phone          Network PC
Digital TV              CD-ROM Drive            Cable Modem             Data Pager              Notebook PC
Digital Camera          CD-RW Drive             V.90/56K Modem          Cordless Telephone      Palm PC
DVD Player              DVD-ROM Drive           Wireless LAN            Cellular Phone GPS      X-PC
VCD Player              DVD-RAM Drive           Network Interface Card  Bluetooth Applications  Server
MP3 Player              DVD-RW Drive            Router                                          PC Firmware Hub
Video Game              Web Browser                                                             Graphics Card
PDA                     Hand Held GPS                                                           Printer
Electronic Book         Digital Camcorder                                                       Copier/Scanner
Memory Cards            Electronic Toys                                                         Bar Code Scanner

MANUFACTURING

    We purchase wafers and sorted die from semiconductor manufacturing foundries, have this product shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

    WAFER AND SORTED DIE. We have manufacturing arrangements with Samsung, Sanyo, Seiko-Epson, TSMC and UMC. As of December 31, 1999, our major wafer fabrication foundries were TSMC, Sanyo and Samsung. In 1999, wafer sort, which is the process of taking silicon wafers and separating them into individual die, was performed at Sanyo, TSMC, Seiko-Epson, Samsung and KYE. Although capacity is not guaranteed, under these arrangements we generally receive preferential treatment regarding wafer pricing and capacity.

    In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology.

    PACKAGING, TESTING AND FINISHING. In the assembly process, the individual die are assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our test facilities in Sunnyvale, California or at other domestic or international subcontracted facilities. Finishing operations are performed at our Sunnyvale facility or at other domestic or international subcontracted facilities before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations at one location. During 1999, the two facilities performing the substantial majority of consolidated operations were Lingsen in Taiwan and Amkor's facility in Korea. For newly released products, most of the test and finishing activities are performed at our Sunnyvale facility.

RESEARCH AND DEVELOPMENT

    We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 1999, 1998 and 1997, we spent $18.2 million, $14.5 million and $8.7 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development.

    From time to time we invest in, jointly develop with or license or acquire technology from other companies in the course of developing products. For example, in June 1999, we acquired Linvex Technology, Corp., a privately held, memory design company located in Sunnyvale, California.

COMPETITION

    The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low to medium density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Intel Corporation, Advanced Micro Devices, Inc., Atmel Corporation, STMicroelectronics, Inc., Winbond Electronics Corporation, and Macronix, Inc. Our high density memory products compete with products offered by Intel, Advanced Micro Devices, Atmel, Fujitsu Limited, Sharp Electronics Corporation, Samsung, Mitsubishi Corporation and Toshiba Corporation. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

    The competition in the existing markets for our new products such as the FlashFlex51 microcontroller product family and the CompactFlash product family is extremely intense. We compete principally with major companies such as Philips Electronics, Atmel, Intel, and Microchip Technology Inc. in the microcontroller market and with SanDisk Corporation and Hitachi Corporation in the memory card market.

    We may, in the future, also experience direct competition from our foundry partners. We have licensed to each foundry the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us.

    We compete principally on price, reliability, functionality and the ability to offer timely delivery to customers. During the extreme currency devaluations in Asia in 1997-1998, we were severely impaired in our ability to compete on the basis of price. While we believe that our medium density products currently compete favorably on the basis of reliability and functionality, it is important to note that our principal competitors have a significant advantage over us in terms of greater financial, technical and marketing resources. Our long-term ability to compete successfully in the evolving flash memory market will depend on factors both within and beyond our control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of our competitors and general economic conditions.

EMPLOYEES

    As of December 31, 1999, we employed 277 individuals on a full-time basis, all but five of whom reside in the United States. Two employees reside in Japan and one employee resides in each of England, Denmark and Taiwan. Of these 277 employees, 65 were employed in manufacturing support, 141 in engineering, 45 in sales and marketing and 26 in administration and finance. No employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table lists the names, ages and positions of our executive officers and directors as of December 31, 1999. There are no family relationships between any of our directors or executive officers. Executive officers serve at the discretion of the board of directors.

NAME                                        AGE                        POSITION
----                                        ----   -------------------------------------------------
Bing Yeh(1)(4)............................   49    President and Chief Executive Officer and
                                                   Director
Yaw Wen Hu................................   50    Senior Vice President, Operations and Process
                                                     Development and Director
Derek Best................................   49    Vice President, Sales and Marketing
Michael Briner............................   52    Vice President, Products
Isao Nojima...............................   55    Vice President, Advanced Development
Paul Lui..................................   49    Vice President and General Manager of the Linvex
                                                     Product Line
Jeffrey L. Garon..........................   39    Chief Financial Officer and Vice President,
                                                   Finance and Administration and Secretary
Tsuyoshi Taira(1)(2)(3)...................   61    Director
Yasushi Chikagami(1)(2)(3)................   61    Director
Ronald Chwang(1)(2)(3)....................   51    Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

(3) Member of Stock Option Committee

(4) Sole Member of Non-Officer Stock Option Committee

    BING YEH, one of our co-founders, has served as our President and Chief Executive Officer and been a member of our board of directors since our inception in 1989. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc.

From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer degree at Stanford University. Mr. Yeh holds an M.S. and a B.S. in Physics from National Taiwan University.

    YAW WEN HU, Ph.D., joined us in 1993 as Vice President, Technology Development. In 1997, he was given the additional responsibility of wafer manufacturing and, in August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. Dr. Hu has been a member of our board of directors since September 1995. From 1990 to 1993, Dr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelic Corporation. From 1978 to 1985 he worked as a senior development engineer in Intel Corporation's Technology Development group.
Mr. Hu holds a B.S. in Physics from National Taiwan University and an M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

    DEREK BEST joined us in June 1997 as Vice President of Sales and Marketing. Prior to that, he worked for Micromodule Systems, a manufacturer of high density interconnect technology, as vice president marketing and sales world wide from 1992 to 1996. From 1987 to 1992, he owned his own company, Mosaic Semiconductor, a semiconductor company. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

    MICHAEL BRINER joined us as Vice President, Design Engineering in
November 1997 and became Vice President, Products during 1999. From 1993 to 1997, he served as vice president of design engineering for Micron Quantum Devices, Inc., a subsidiary of Micron Technology, Inc., chartered to develop and manufacture flash memory products. From 1986 through 1992, he served as director of design engineering for the Nonvolatile Division of Advanced Micro
Devices, Inc. In this position, he was instrumental in helping AMD become a major nonvolatile memory manufacturer. Mr. Briner holds a B.S. in Electrical Engineering from the University of Cincinnati.

    ISAO NOJIMA has served as our Vice President, Advanced Development since July 1997. From March 1993 to June 1997, he served as our Vice President, Memory Design and Product Engineering. From 1990 to 1993, Mr. Nojima served as director of design engineering of Pioneer Semiconductor Corporation, now called Pericom, a manufacturer of semiconductors. From 1980 to 1990, he served as design manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a senior design engineer for Intel Corporation. From 1969 to 1976, he was a senior researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and an M.S. in Electrical Engineering from Osaka University in Japan.

    PAUL LUI joined us as Vice President and General Manager of the Linvex Product Line in June 1999. From 1994 to 1999, he was the president and founder of Linvex Technology, Corporation. From 1987 to 1994, he was the president and chief executive officer of Macronix, Inc.. From 1981 to 1985, he served as group general manager at VLSI Technology, Inc. where he was responsible for transferring that company's technology to Korea. In addition, Mr. Lui has held senior engineering positions at the Synertek Division of Honeywell and McDonnell Douglas. Mr. Lui holds an M.S.E.E. degree from University of California, Berkeley and a B.S. degree in Electrical Engineering and Mathematics from California Polytechnic State University, San Luis Obispo.

    JEFFREY L. GARON joined us as Chief Financial Officer and Vice President, Finance and Administration and Secretary in March 1998. Prior to that,
Mr. Garon served as president and senior operating officer of The Garon Financial Group, Inc., a venture capital and venture consulting firm specializing in start-ups, turnarounds and restarts, from 1994 to 1998. From 1993 to 1994, he served as a vice president and chief financial officer of Monster Cable Products, Inc., a leading provider of audio cables and supplies to consumers and the consumer electronic retail channel. Prior to this, Mr. Garon held senior financial positions with Visual Edge Technology, Inc., a provider of large format digital imaging systems, Oracle Corporation, Ashton-Tate Corporation and Teledyne Microelectronics. Mr. Garon holds a B.S. in Business Administration Finance from California State University, Northridge and a M.B.A. from Loyola Marymount University.

    TSUYOSHI TAIRA has been a member of our board of directors since July 1993. Mr. Taira served as a member of the board of directors of Atmel Corporation from 1987 to 1992. Mr. Taira served as president of Sanyo Semiconductor Corporation from 1986 to 1993. Mr. Taira was chairman of the Sanyo Semiconductor Corporation from 1993 to 1996. Mr. Taira left the Sanyo Semiconductor Corporation in August 1996. Mr. Taira currently owns and runs a marketing and management consulting company, Tazan International, Inc. Mr. Taira holds a B.S. from Tokyo Metropolitan University.

    YASUSHI CHIKAGAMI has been a member of our board of directors since September 1995. Mr. Chikagami has been chairman of Keian Corporation, a personal computer and PC peripheral distributor, since 1993. Mr. Chikagami has also served as director of GVC Corporation and Trident Microsystems, Inc. since 1993. Mr. Chikagami holds a B.S. in Agricultural Engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

    RONALD CHWANG, PH.D., has been a member of our board of directors since
June 1997. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. Previously, Dr. Chwang was president and chief executive officer of Acer America, a subsidiary of Acer Group, a worldwide computer, component and semiconductor manufacturer, from 1992 to 1997, and has been with Acer in various capacities since 1986. Dr. Chwang has previously held development and management positions at Intel Corporation and Bell Northern Research. Dr. Chwang holds a B.S. in Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

ITEM 2.  PROPERTIES

    As of January 31, 2000, we occupy four leased facilities totaling approximately 86,000 square feet in Sunnyvale, California in which our executive offices, manufacturing, engineering, research and development and testing facilities are located. The lease on one facility expires in May, 2003, and the leases on the other three facilities expire in April, 2005. We believe these facilities are adequate to meet our needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

ATMEL LITIGATION

    On January 3, 1996, Atmel sued us in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that we willfully infringed on five U.S. patents owned or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that we infringed the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

    On two of these six patents, the District Court granted in our favor a summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was reversed by the Federal Circuit. Thus, four patents remain at issue in Atmel's District Court case against us. That case has been stayed, and Atmel has not requested a trial date.

    On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving five of the six patents that Atmel alleged that we infringed in the District Court case above. We intervened as a party in that action. Pursuant to indemnification agreements with these suppliers, we are obligated to indemnify both to the extent provided in those agreements.

    As to two of these five patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court above. As to another two patents, the Administrative Law Judge, or ALJ, which makes recommendations to the ITC, has ruled that we did not infringe. This ruling has yet to be confirmed by the ITC, which is free to adopt or reject the ALJ's findings. As to the fifth patent, the ALJ held a hearing, which concluded on February 17, 2000, to determine if it was invalid due to failure to name an inventor, and whether or not Atmel committed inequitable conduct in its dealings with the Patent and Trademark Office when it attempted to add a co-inventor. We expect that the ALJ will rule on this issue sometime in April, and make a recommendation to the ITC.

    Any final decisions by the ITC will not be dispositive because Atmel can still pursue its claims in the District Court action. Any decisions by the ITC are not binding on the District Court. We intend to defend ourselves vigorously against these actions.

WINBOND LITIGATION

    On July 31, 1998, we filed suit against Winbond Electronics Corporation in the U.S. District Court for the Northern District of California, San Jose Division. Winbond has answered the complaint and has counter-claimed. Since then, the parties have amended the complaint and the answer and counterclaim. As of February 24, 2000, we have asserted eight causes of action, including breach of contract, misappropriation of trade secrets, and other contractual and tortious claims. Our suit seeks damages and equitable remedies to prevent Winbond from using any of our technology.

    Winbond has answered and asserted counter-claims for a declaration that it is not in material breach of the agreement, breach of the agreement, breach of the covenant of good faith and fair dealing, interference with prospective economic advantage, unlawful business practice in violation of state law, common law unfair competition, a declaration that Winbond is not obligated to pay us under the agreement and/or they own or jointly own the technology embodied in their products, misappropriation of Winbond's trade secrets, unfair competition in violation of the Federal Lanham Act, and common law fraud and misrepresentation. Winbond seeks, in part, restitution of the payments made, and other damages, and an injunction. We have replied by denying these charges. We believe that the substantive allegations in the Winbond counter-claims are without merit and we intend to defend ourselves vigorously against the action.

    From time to time, we are also involved in other legal actions arising in the ordinary course of business. While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The principal U.S. market for our Common Stock is The Nasdaq Stock Market's National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on The Nasdaq Stock Market's National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, mark-downs, or commissions. The closing sales price of our Common Stock on December 31, 1999, the last trading day in 1999, was $41.250.

1998:                                           HIGH CLOSE   LOW CLOSE
-----                                           ----------   ---------
First Quarter:   January 1 - March 31, 1998       $ 3.750     $ 2.938
Second Quarter:  April 1 - June 30, 1998            3.688       2.656
Third Quarter:   July 1 - September 30, 1998        4.250       2.031
Fourth Quarter:  October 1 - December 31, 1998      2.750       1.313

1999:                                           HIGH CLOSE   LOW CLOSE
-----                                           ----------   ---------
First Quarter:   January 1 - March 31, 1999       $ 4.063     $ 2.406
Second Quarter:  April 1 - June 30, 1999            7.500       3.625
Third Quarter:   July 1 - September 30, 1999       17.875       7.094
Fourth Quarter:  October 1 - December 31, 1999     46.125      14.125

2000:                                          HIGH CLOSE   LOW CLOSE
-----                                          ----------   ---------
First Quarter:  January 1 - February 22, 2000    $58.625     $29.563

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    As of December 31, 1999, there were approximately 5,800 record holders of our Common Stock.

DIVIDENDS

    We have never paid a cash dividend on our Common Stock and we intend to continue to retain earnings, if any, to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future. In addition, our line of credit does not permit the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this report. The statements of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this report. The statements of operations data for the year ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements not included in this report. The results of operations are not necessarily indicative of the results to be expected for future periods.

                                                              YEAR ENDED DECEMBER 31
                                               ----------------------------------------------------
                                                 1995       1996       1997       1998       1999
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues:
  Product revenues...........................  $38,283    $90,638    $73,796    $ 66,875   $118,242
  License revenues...........................    1,245      2,652      1,526       2,536      6,552
                                               -------    -------    -------    --------   --------
    Total net revenues.......................   39,528     93,290     75,322      69,411    124,794
Cost of revenues.............................   26,360     59,494     62,747      62,703     94,652
                                               -------    -------    -------    --------   --------
Gross profit.................................   13,168     33,796     12,575       6,708     30,142
                                               -------    -------    -------    --------   --------

Operating expenses:
  Research and development...................    4,058      6,948      8,744      14,527     18,199
  Sales and marketing........................    2,455      5,292      6,587       7,290     10,576
  General and administrative.................    1,464      3,370      9,479       4,592      3,800
  In-process research and development........       --         --         --          --      2,011
                                               -------    -------    -------    --------   --------
    Total operating expenses.................    7,977     15,610     24,810      26,409     34,586
                                               -------    -------    -------    --------   --------
Income (loss) from operations................    5,191     18,186    (12,235)    (19,701)    (4,444)
Interest and other income, net...............      517      1,763      2,146       1,573        730
Interest expense.............................     (273)        --         --         (31)      (214)
                                               -------    -------    -------    --------   --------
Income (loss) before provision for (benefit
  from) income taxes.........................    5,435     19,949    (10,089)    (18,159)    (3,928)
Provision for (benefit from) income taxes....     (594)     7,598     (3,165)       (571)        88
                                               -------    -------    -------    --------   --------
Net income (loss)............................  $ 6,029    $12,351    $(6,924)   $(17,588)  $ (4,016)
                                               =======    =======    =======    ========   ========
Net income (loss) per share--basic...........  $  0.70    $  0.54    $ (0.30)   $  (0.77)  $  (0.17)
                                               =======    =======    =======    ========   ========
Net income (loss) per share--diluted.........  $  0.32    $  0.49    $ (0.30)   $  (0.77)  $  (0.17)
                                               =======    =======    =======    ========   ========
BALANCE SHEET DATA:
Total assets.................................  $66,403    $80,914    $82,539    $ 56,138   $ 88,806
                                               =======    =======    =======    ========   ========
Long-term obligations........................  $    76    $    71    $    66    $    663   $    446
                                               =======    =======    =======    ========   ========
Shareholders' equity.........................  $52,172    $64,788    $55,889    $ 38,030   $ 41,015
                                               =======    =======    =======    ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE HEADING "BUSINESS RISKS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

OVERVIEW

    We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communication and Internet computing markets.

    Historically, the semiconductor industry has been cyclical, alternately experiencing periods of over supply and increased demand. During 1999, the semiconductor industry transitioned from a period of over-supply to a period of increased demand against the available capacity, resulting in an industry-wide shortage of flash memory product. From late 1996 through mid-1999, selling prices of our products declined significantly. Selling prices of semiconductor products have generally declined over time and are expected to continue to decline over the long term, principally due to increased market competition. Specifically, during 1999 and 1998, industry over-capacity resulted in higher than normal price declines in our markets, which unfavorably impacted our revenues, gross margins, and profitability. During the second half of 1999, we were able to increase the selling price of some of our products as the industry shifted to a period of industry-wide shortage. This trend may not continue and prices may not remain stable. In addition, the current market environment may constrain our ability to obtain wafers to manufacture our products, which may also impair our profitability.

    We derived 81% of our product revenues during 1999 from product shipments to Asia. Additionally, our major wafer suppliers and packaging and testing subcontractors are all located in Asia. During 1998 and 1997, several Asian countries where we do business, including Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and our ability to collect payments from these customers. In September 1999, Taiwan experienced a major earthquake. The resulting disruption to the manufacturing operations in the wafer foundries and assembly and testing subcontractors that we use in Taiwan negatively impacted our revenues and operating results during the fourth and third quarter of 1999.

    Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer's needs and in our supply of product. Accordingly, our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual sales.

    Direct sales to customers are recognized upon shipment of product net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that merchandise is sold by the distributor.

    Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period we have historically enhanced and developed refinements to the technology, generally three years, the upgrade period, or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed and determinable and collection of the fee is probable. From time to time, we reexamine the estimated upgrade period relating to license technology to determine if a change in the estimate upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine the technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed and determinable and collection of the fee is probable.

    We recognize royalties received under these arrangements during the upgrade period as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. We recognize the remaining portion of the royalties ratably over the remaining portion of the upgrade period. We recognize royalties received after the upgrade period has elapsed when reported to us, which generally coincides with the receipt of payment.

    In 1999, Silicon Technology, a company located in Japan, and Actron Technology, Ltd., a company located in Hong Kong, China, accounted for 8.1% and 11.8%, respectively, of our net revenues. In 1998, Silicon Technology and Actron, accounted for 14.7% and 10.8%, respectively, of our net revenues. In 1997, Silicon Technology accounted for 15.4% of our net revenues. We own a 14% interest in Silicon Technology.

RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NET REVENUES

    Net revenues were $124.8 million in 1999 compared to $69.4 million in 1998 and $75.3 million in 1997. The increase from 1998 to 1999 was due to increased shipment volume of new and existing products and due to our ability to raise prices slightly in the second half of 1999. The decrease from 1997 to 1998 was a result of a decline in selling prices for our products.

    PRODUCT REVENUES.  Product revenues were $118.2 million in 1999,
$66.9 million in 1998 and $73.8 million in 1997. The increase from 1998 to 1999 was primarily due to shipments of over 30 new products that we introduced in the second half of 1998 and the first half of 1999. The decrease from 1997 to 1998 was primarily the result of a decline in selling prices due to industry over-supply.

    LICENSE REVENUES. Revenues from license fees and royalties were $6.6 million in 1999, $2.5 million in 1998 and $1.5 million in 1997. The increase from 1998 to 1999 was primarily due to recognition of up-front fees paid by licensees and an increase in the number of licensees from 1998. We anticipate that license revenues will fluctuate significantly in the future.

GROSS PROFIT

    Gross profit was $30.1 million, or 24.2% of net revenues, in 1999, $6.7 million, or 10% of net revenues, in 1998 and $12.6 million, or 17% of net revenues, in 1997. Gross profit increased from 1998 to 1999 due to increased unit shipments from existing cost-reduced products and from increased shipments of new, higher margin products. The decrease from 1997 to 1998 was primarily due to declines in selling prices in 1998.

OPERATING EXPENSES

    Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and, in 1999, the charge for in-process research and development related to an acquisition. Operating expenses were $34.6 million, or 28% of net revenues, in 1999, $26.4 million, or 38% of net revenues, in 1998, and $24.8 million, or 33% of net revenues, in 1997. The increase in absolute dollars in each year was due to hiring additional personnel, the development of new products and, in 1999, the charge for in-process research and development related to an acquisition. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

    RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products and quality assurance activities. These costs consist primarily of employee salaries, benefits and the cost of outside resources that supplement the internal development team. Research and development expenses were $18.2 million, or 15% of net revenues, in 1999, $14.5 million, or 21% of net revenues, in 1998 and $8.7 million, or 12% of net revenues, in 1997. These increases were primarily due to the hiring of additional personnel, depreciation expenses related to purchases of additional test equipment, increased prototyping and product qualification costs associated with our product and process development efforts, and increases in the use of outside resources. We expect research and development expenses to increase in absolute dollars.

    SALES AND MARKETING. Sales and marketing expenses consist of salaries, commissions to manufacturers representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $10.6 million, or 8% of net revenues, in 1999, $7.3 million, or 11% of net revenues, in 1998, and $6.6 million, or 9% of net revenues, in 1997. The increase from 1998 to 1999 was due to increased commissions as a result of higher product revenues. The increase from 1997 to 1998 was primarily due to the hiring of additional sales personnel. We expect sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts and as our revenues increase.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional service fees and allowances for doubtful accounts. General and administrative expenses were $3.8 million, or 3% of net revenues, in 1999, $4.6 million, or 7% of net revenues, in 1998, and $9.5 million, or 13% of net revenues, in 1997. General and administrative expenses during 1998 included a one-time charge of $500,000 for the termination of a land purchase agreement and in 1999 these expenses were offset by the reversal of $1.2 million in legal accruals associated with the settlement of the Intel lawsuit in the second quarter. The high level of general and administrative expenses during 1997 was primarily due to legal expenses associated with pending lawsuits. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We expect to incur additional expenses in connection with the Winbond litigation and may incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

    IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. A charge of $2.0 million, or 2% of net revenues, in 1999, relates to the expense for in-process research and development incurred during the acquisition of Linvex. Refer also to Note 6 of Notes to the Consolidated Financial Statements. The fair value of Linvex' core technology, existing products, and the technology currently under development was determined by an independent appraiser using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% to reflect additional risks inherent in the development life cycle. We believe that the pricing model related to this acquisition is consistent within the high-technology industry. We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore the valuation assumptions do not include anticipated cost savings. In process research and development valued at $2.0 million consisted of a single project to combine flash and SRAM memory on a single chip, the ComboMemory chip. At the time of the acquisition the estimated cost to complete the ComboMemory chip was $1.1 million and the chip was approximately 42% complete. The risk adjusted discount rate relating to in-process technology was 40%.

    We expect that the ComboMemory chip will be completed and begin to generate cash flows within 3 to 6 months. However, development of the ComboMemory chip remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the ComboMemory chip into a commercially viable product consists principally of planning, designing and testing activities necessary to determine that the ComboMemory chip can meet market expectations, including functionality and technical requirements. Failure to bring the ComboMemory chip to market in a timely manner could result in a lost opportunity to capitalize on emerging markets. Failure to achieve the expected levels of revenues and net income from the ComboMemory chip will negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

    Recent actions and comments regarding other companies from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process research and development we have previously expensed. This would result in the restatement of our previously filed financial statements and could have a material negative impact on the financial results for the period subsequent to the acquisition.

    INTEREST AND OTHER INCOME. Interest and other income was approximately $730,000, or 1% of net revenues, in 1999, $1.6 million, or 2% of net revenues, in 1998, and $2.1 million, or 3% of net revenues, in 1997. Interest income decreased over these years as cash, cash equivalents and short-term investments decreased.

    INTEREST EXPENSE. Interest expense for 1999 was approximately $214,000 and interest expense for 1998 was approximately $31,000. Interest expense increased during 1999 due to interest charges incurred as we borrowed against our line of credit. There was no interest expense in 1997.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

    The provision for (benefit from) income taxes was approximately $88,000 in 1999, approximately ($571,000) in 1998, and ($3.2) million in 1997. The benefit in 1997 and 1998 related to our loss position for those years and related future tax benefits. The provision for income taxes in 1999 related to foreign taxes paid on foreign license revenues offset by an income tax refund received during the year. During 1998, we determined that our cumulative net operating losses incurred exceeded the amount of tax carry back available. For this reason, in the third quarter of 1998, we recorded a full valuation allowance against the deferred tax asset. We will provide a full valuation against our deferred tax asset until such time as evidence shows that the deferred tax asset is more likely than not to be recovered.

SEGMENT REPORTING

    Our business has two segments: flash products and technology licensing. Flash products comprise our standard flash memory products, our application-specific memory products, flash embedded controllers and mass storage products. Technology licensing comprises design service fees, technical consultation fees, license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications.

The table below presents information about reported segments for the three years ended December 31:

                                                                             TECHNOLOGY
                                                          FLASH PRODUCTS      LICENSING       TOTAL
                                                          --------------   ---------------   --------
                                                                           (IN THOUSANDS)
1999:
Revenues................................................     $118,242           $6,552       $124,794
Gross profit............................................     $ 23,590           $6,552       $ 30,142
1998:
Revenues................................................     $ 66,875           $2,536       $ 69,411
Gross profit............................................     $  4,172           $2,536       $  6,708
1997:
Revenues................................................     $ 73,796           $1,526       $ 75,322
Gross profit............................................     $ 11,049           $1,526       $ 12,575

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Boards issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 133). SFAS 137 deferred the effective date of SFAS 133 until the first quarter beginning after June 15, 2000. The impact of SFAS 133 on our consolidated financial statements has not yet been determined.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the first quarter of 2000 to comply with the guidance in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations was $35.8 million in 1999 and relates primarily to the increase in accounts receivable and accounts receivable from related parties by $26.4 million due to increased sales in the third and fourth quarters and also relates to the increase in inventories of $24.7 million due to the production ramp, offset in part by an $8.4 million increase in trade accounts payable. Cash used in operating activities was $18.2 million during 1998 and primarily resulted from a net loss of $17.6 and a decrease in accounts payable of $8.6 million offset by a decrease in net deferred income taxes of $3.7 million, a decrease in net inventory of $3.6 million and depreciation and amortization of $4.2 million. Cash provided by operations was $13.2 million during 1997 and primarily resulted from a decrease in accounts receivable and accounts receivable from related parties of $2.1 million, an increase in accounts payable of $8.5 million and an increase in accrued expenses of $2.7 million offset by a net loss of $6.9 million.

    In September 1998, we signed a credit agreement with Foothill Capital Corporation, which provides for up to $25.0 million of borrowings through September 2001. We must pay an unused line fee at the annual rate of one-quarter of one percent and we are required to maintain a minimum level of tangible net worth. The line of credit is collateralized by substantially all our assets and availability under the line is limited to 80% of eligible world-wide accounts receivable. At December 31, 1999 the borrowing base was approximately $28.0 million of which approximately $8.7 million was unused at that date. Interest is payable at one-half of one percent above the bank's base rate (8.5% at December 31, 1999). On September 30, 1999 a new agreement was signed to increase our line of credit to

$35.0 million immediately, increasing to $50.0 million from January 1, 2000 through March 30, 2000, dropping back down to $40.0 million from April 1, 2000 through May 31, 2000, thereafter returning to $25.0 million until September 2002. The funds in excess of $25.0 million are available only if certain profitability covenants are met. At December 31, 1999, we had borrowed $19.3 million against this agreement and met the profitability covenants. In January 2000 we amended the agreement to include a sub-line to cover the issuance of letters of credit to a vendor from whom we purchase wafers.

    We made capital expenditures of $7.9 million in 1999, $3.8 million in 1998, and $2.8 million in 1997. These expenditures were primarily for the purchase of test equipment, design and engineering tools, computer equipment and the enterprise resource planning and supply chain management system software. During 1997, we resold certain equipment to a subcontractor for proceeds of $2.6 million. Management estimates that gross expenditures for capital equipment will be $3.8 million in 2000.

    In the second quarter of 1998, we terminated an agreement to purchase a 14 acre plot of land located in San Jose, California. The costs associated with the termination of the agreement were approximately $500,000 and are included in general and administrative expenses.

    In January 1998, our board of directors authorized a stock repurchase program whereby 1,000,000 shares of our common stock could be repurchased on the open market at prevailing market prices. The repurchase program ended
June 1998. Approximately 449,000 shares were repurchased under this authorization during the six months ended June 1998 for an aggregate purchase price of approximately $1.6 million. Purchase prices ranged from $3.19 to $3.78 per share. No shares were repurchased during 1999.

    In February 1998, we agreed to purchase technology from a product development partner for $1.8 million, payable upon the completion of certain product development milestones over the next eighteen months. During 1998, we paid approximately $295,000 pursuant to this agreement. During 1999, the agreement was terminated and we expensed $50,000 as a result of this termination. In addition, we incurred $1.0 million in expenses related to a project to jointly develop new products with another development partner.

    As of December 31, 1999, our principal sources of liquidity included cash and cash equivalents of $1.2 million. As of December 31, 1999, we had an open line of credit of up to $25.0 million to secure sufficient working capital to finance growth in operations and new product development efforts. As noted above, the credit line increased to $50.0 million on January 1, 2000. We believe that our cash balances, together with funds expected to be generated from operations and the line of credit availability, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowings or capital will be available on acceptable terms.

YEAR 2000

STATE OF READINESS

    We have completed all Year 2000 readiness work and did not experience disruption in our business related to the Year 2000 Issue. However, we cannot provide any assurance that no Year 2000 issues will impact our systems, products or other aspects of our business in the future.

    Our key suppliers have not experienced disruptions in their businesses related to the Year 2000 issue. However, we cannot provide any assurance that no Year 2000 issue will effect our suppliers in the future.

COSTS

    The total cost of our Year 2000 readiness program is estimated to be approximately $750,000. All costs were charged to expense as incurred, and did not include potential costs related to any customers or other claims or the cost of internal software or hardware replaced in the normal course of business.

RISKS/CONTINGENCY PLANS

    We have taken appropriate steps to assess and address the Year 2000 issues. We completed the implementation of our contingency plan prior to December 31, 1999.

BUSINESS RISKS

                         RISKS RELATED TO OUR BUSINESS

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

    Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. We have incurred net losses for the past three fiscal years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

    - the availability, timely deliverability and cost of wafers from our suppliers;

    - competitive pricing pressures and related changes in selling prices;

    - fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;

    - new product announcements and introductions for competing products by us or our competitors;

    - product obsolescence;

    - lower of cost or market inventory adjustments;

    - unpredictability of changes in demand for, or in the mix of, our products;

    - the gain or loss of significant customers;

    - market acceptance of products utilizing our SuperFlash technology;

    - changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;

    - exchange rate fluctuations;

    - general economic, political and environmental-related conditions, such as natural disasters;

    - difficulties in forecasting, planning and management of inventory levels;

    - unanticipated research and development expenses associated with new product introductions; and

    - the timing of significant orders and of license and royalty revenue.

    A downturn in the market for consumer products such as personal computers and cellular telephones that incorporate our products can also harm our operating results.

    We typically receive and fulfill a majority of our orders within the quarter, with a substantial portion occurring during the last month of the quarter. One reason for this is that our products are primarily sold to large manufacturers, which, typically place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, our costs consist of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations could harm our business.

WE DEPEND ON A LIMITED NUMBER OF FOREIGN FOUNDRIES TO MANUFACTURE OUR PRODUCTS, AND THESE FOUNDRIES MAY NOT BE ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS WHICH COULD CAUSE OUR REVENUES TO DECLINE.

    We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers, and sorted die, from a limited number of suppliers. During 1999, substantially all of our products were manufactured by two foundries, Sanyo Electric Co., Ltd. in Japan and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan. We anticipate that these foundries will continue to manufacture the majority of our products in 2000. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results.

    Given the current constraints on worldwide semiconductor manufacturing capacity, our revenues for the next several quarters will largely be determined by our ability to obtain adequate wafer supplies from our foundries. We are currently unable to meet all of the demand for our products, and have in the past failed to meet scheduled shipment dates, due to our inability to obtain a sufficient supply of wafers and sorted die from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by the foundries. Such disruptions, shortages and price increases could seriously harm our operating results.

IF WE ARE UNABLE TO INCREASE OUR MANUFACTURING CAPACITY, OUR REVENUES MAY
DECLINE.

    In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. In addition, we have not secured adequate capacity beyond this year. If we cannot satisfactorily increase our manufacturing capacity, our ability to grow will be severely impaired and this may harm our operating results.

OUR COST OF REVENUES MAY INCREASE IF WE ARE REQUIRED TO PURCHASE MANUFACTURING CAPACITY IN THE FUTURE.

    To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with wafer fabrication companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing.

IF OUR FOUNDRIES FAIL TO ACHIEVE ACCEPTABLE WAFER MANUFACTURING YIELDS, WE WILL EXPERIENCE HIGHER COSTS OF REVENUES AND REDUCED PRODUCT AVAILABILITY.

    The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the wafers are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore we rely on independent foreign foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which would harm our operating results.

IF OUR FOUNDRIES DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET OUR DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS AND LOWER REVENUES.

    Our wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture our products. As a result, we are subject to the risk that a foundry will cease production on an older or lower-volume manufacturing process that it uses to produce our parts. Additionally, we cannot be certain our foundries will continue to devote resources to advance the process technologies on which the manufacturing of our products is based. Each of these events could increase our costs and harm our ability to deliver our products on time.

OUR DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST OUR PRODUCTS SUBJECTS US TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER COSTS OF MATERIALS.

    We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

    - reduced control over delivery schedules and quality;

    - the potential lack of adequate capacity during periods of strong demand;

    - difficulties selecting and integrating new subcontractors;

    - limited warranties on products supplied to us;

    - potential increases in prices due to capacity shortages and other factors; and

    - potential misappropriation of our intellectual property.

    These risks may lead to increased costs, delayed product delivery or loss of competitive advantage which would harm our profitability and customer relationships.

OUR GROWTH DEPENDS UPON OUR ABILITY TO COMMERCIALIZE PRODUCTS FOR COMMUNICATIONS AND CONSUMER ELECTRONICS APPLICATIONS.

    In 1998 and 1999, the majority of our revenues came from PC BIOS and PC peripheral applications. However, communications and consumer electronics applications are central to our growth strategy. We believe that products for these applications will encounter intense competition and be highly price sensitive. While we are currently developing and introducing new products for these applications, we cannot assure you that these products will reach the market on time, will satisfactorily address customer needs, will be sold in high volume, or will be sold at profitable margins.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND WE ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

    Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our revenue projections. We may experience revenue shortfalls for the following reasons:

    - significant pricing pressures that occur because of declines in selling prices over the life of a product;

    - sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and

    - the reduction, rescheduling or cancellation of customer orders.

    In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

BECAUSE OUR FLASH MEMORY PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUES.

    Due to the flash memory product cycle we usually require more than nine months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design win, which may take three months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAT COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE SALES OF OUR PRODUCTS.

    We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our memory products, which presently account for substantially all of our revenues, compete principally against products offered by Intel, Advanced Micro Devices, Atmel, STMicroelectronics, Sanyo, Winbond Electronics and Macronix. If we are successful in developing our high density products, these products will compete principally with products offered by Intel, Advanced Micro Devices, Fujitsu, Sharp, Samsung Semiconductor, SanDisk and Toshiba, as well as any new entrants to the market.

    In addition, we may in the future experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate products based on our technology and circuit design, and to sell such products worldwide, subject to our receipt of royalty payments.

    Competition may also come from alternative technologies such as ferroelectric random access memory, or FRAM, or other developing technologies.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

    The markets for our products are characterized by:

    - rapidly changing technologies;

    - evolving and competing industry standards;

    - changing customer needs;

    - frequent new product introductions and enhancements;

    - increased integration with other functions; and

    - rapid product obsolescence.

    To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

    In addition, products for communications applications are based on continually evolving industry standards. Our ability to compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products and ensure compliance with relevant standards.

    We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, RECRUIT AND RETAIN ADDITIONAL PERSONNEL.

    We are highly dependent on Bing Yeh, our President and Chief Executive Officer, as well as the other principal members of our management and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT.

    We rely on a combination of patent, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. For example, in 1998, we filed suit against Winbond Electronics Corporation alleging breach of contract and breach of covenant of good faith and fair dealing and are seeking an injunction prohibiting Winbond from using any of our licensed technology. Winbond has responded by denying the claims and asserting counterclaims.

    We own 22 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold two patents in Europe, one patent in Germany and additional foreign patent applications have been filed in Europe, Japan, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be seriously harmed by the failure to protect our intellectual property.

IF WE ARE ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION. IF WE LOSE, WE COULD SUFFER A SIGNIFICANT IMPACT ON OUR BUSINESS AND BE FORCED TO PAY DAMAGES.

    Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay damages which could seriously harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

    Over the past three years we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and by Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending these lawsuits. We settled with Intel in May 1999 and the Atmel and Winbond litigation is ongoing.

    In addition to the Atmel, Intel and Winbond actions, we receive from time to time letters or communications from other companies stating that such companies have patent rights which involve our products. Since the design of all of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a negative effect on our operating results.

    PUBLIC ANNOUNCEMENTS MAY HURT OUR STOCK PRICE. During the course of lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

    OUR LITIGATION MAY BE EXPENSIVE, MAY BE PROTRACTED AND CONFIDENTIAL INFORMATION MAY BE COMPROMISED. Whether or not we are successful in our lawsuits with Winbond and Atmel, we expect this litigation to consume substantial amounts of our financial and managerial resources. At any time Winbond or Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

    During 1997, 1998, and 1999, our export product and licensing revenues accounted for approximately 87%, 93%, and 86% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

    - difficulties in complying with regulatory requirements and standards;

    - tariffs and other trade barriers;

    - costs and risks of localizing products for foreign countries;

    - reliance on third parties to distribute our products;

    - longer accounts receivable payment cycles;

    - potentially adverse tax consequences;

    - limits on repatriation of earnings; and

    - burdens of complying with a wide variety of foreign laws.

    We derived 81% of our product revenue from Asia during 1999. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1998 and 1997, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

    It should be also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS.

    More than half of our revenues come from a small number of customers. For example, product sales to our top 10 customers accounted for approximately 62%, 66%, and 57%, respectively, of our product revenues for 1997, 1998, and 1999. One customer accounted for 16% and 15% of product sales in 1997 and 1998. Another customer accounted for 11% and 12% of product sales in 1998 and 1999. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND THE LOSS OF A MAJOR CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS.

    We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. An early termination by one of our major customers would harm our financial results as it is unlikely that we would be able to rapidly replace that revenue source.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

    Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

IF AN EARTHQUAKE OR OTHER NATURAL DISASTER STRIKES OUR MANUFACTURING FACILITY OR THOSE OF OUR SUPPLIERS, WE WOULD BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD EXPERIENCE LOST REVENUES.

    Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

IF WE DID NOT ADEQUATELY PREPARE FOR THE TRANSITION TO YEAR 2000, OUR BUSINESS COULD BE HARMED.

    We have executed a plan designed to make our computer systems, applications, computer and manufacturing equipment and facilities year 2000 compliant. To date, none of our systems, applications, equipment or facilities have experienced any difficulties from the transition to year 2000. However, it is possible that significant difficulties could be discovered or could arise. We cannot guarantee that our year 2000 readiness plan has been successfully implemented, and actual results could still differ substantially from our plan. In addition, we have communicated with our critical suppliers to determine the extent to which we may be vulnerable to such parties' failure to resolve their own year 2000 issues. Where practicable, we have attempted to mitigate our risks with respect to the failure of these entities to be year 2000 compliant. The effect, if any, on our results of operations from any failure of such parties to be year 2000 compliant cannot yet be determined.

WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO BRING NEW PRODUCTS TO MARKET, AND THE ISSUANCE OF NEW EQUITY SECURITIES WILL DILUTE YOUR INVESTMENT IN OUR COMMON STOCK.

    To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We have in place a credit agreement with Foothill Capital Credit Corporation to provide up to $50 million of additional capital to support potential on-going working capital requirements. As of December 31, 1999, we had borrowed $19.3 million under this facility. We anticipate that we will continue to borrow under this credit facility for some time. We may also sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO GENERATE A MAJORITY OF OUR REVENUES.

    We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. Two of our manufacturers' representatives are responsible for substantially all of our sales in Taiwan, which accounted for 28% of our product revenues during 1999. One manufacturers' representative accounted for substantially all of our sales in China, including Hong Kong, during 1999, which accounted for 24% of our total 1999 product revenues. The loss of any of these manufacturers' representatives, or any other significant manufacturers' representative or distributor could seriously harm our operating results by impairing our ability to sell our products.

OUR GROWTH CONTINUES TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND DEVELOP NEW PRODUCTS MAY BE HARMED.

    Our business is experiencing rapid growth which has strained our internal systems and will require us to continuously develop sophisticated information management systems in order to manage the business effectively. We expect to complete the implementation of an Oracle enterprise resource planning and management system for our operations during the first quarter of 2000. We also plan to implement a supply-chain management system and a vendor electronic data interface system during this year. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address our expected growth, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be seriously harmed. If we fail to successfully implement the Oracle enterprise resource planning and management system, our business may suffer severe inefficiencies that may adversely impact the results of our operations.

                         RISKS RELATED TO OUR INDUSTRY

OUR SUCCESS IS DEPENDENT ON THE GROWTH AND STRENGTH OF THE FLASH MEMORY MARKET.

    All of our products, as well as all new products currently under design, are stand-alone flash memory devices or devices embedded with flash memory. A memory technology other than SuperFlash may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as FRAM devices if such technology is commercialized for higher density applications. To the extent our competitors are able to promote a technology other than SuperFlash as an industry standard, our business will be seriously harmed.

THE SELLING PRICES FOR OUR PRODUCTS ARE EXTREMELY VOLATILE AND HAVE HISTORICALLY DECLINED. IN ADDITION, THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS WE EXPERIENCED IN 1997 AND 1998.

    The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derived substantially all of our revenues in 1998, continued to suffer from excess capacity in 1998, which resulted in greater than normal price declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999, if they were to resume our growth and operating results would be harmed.

THERE IS SEASONALITY IN OUR BUSINESS AND IF WE FAIL TO CONTINUE TO INTRODUCE NEW PRODUCTS THIS SEASONALITY MAY BECOME MORE PRONOUNCED.

    Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1998 and 1999 this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the Japanese economy could impair the value of our investment in our Japanese affiliate. If we consider the value of Silicon Technology, in which we have a 14% interest, to be impaired, we would write off, or expense, some or all of our approximately $939,000 investment.

    At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments or increase any interest expense owed on the line of credit facility. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material. Currently, we do not hedge these interest rate exposures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated January 17, 2000, except for Note 4, which is as of February 24, 2000, are included in a separate section of this report.

SUPPLEMENTARY DATA: SELECTED CONSOLIDATED QUARTERLY DATA

    The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 1999. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."

                                                                     QUARTER ENDED
                                ---------------------------------------------------------------------------------------
                                MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31
                                  1998       1998       1998        1998       1999       1999       1999        1999
                                --------   --------   ---------   --------   --------   --------   ---------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  Product revenues............  $15,754    $16,422     $17,333    $17,366    $17,793    $20,433     $32,508    $47,508
  License revenues............      611        402         806        717        535      2,558       2,639        820
                                -------    -------     -------    -------    -------    -------     -------    -------
    Total net revenues........   16,365     16,824      18,139     18,083     18,328     22,991      35,147     48,328
Gross profit (loss)...........    1,975      3,418       1,902       (587)     1,349      4,966       9,206     14,621
Income (loss) from
  operations..................   (3,866)    (3,513)     (5,373)    (6,949)    (6,788)    (3,831)        773      5,402
Net income (loss).............   (2,325)    (1,242)     (7,273)    (6,748)    (6,577)    (3,630)        448      5,743
Net income (loss) per share--
  basic.......................  $ (0.10)   $ (0.05)    $ (0.32)   $ (0.29)   $ (0.28)   $ (0.15)    $  0.02    $  0.23
Net income (loss) per share--
  diluted.....................  $ (0.10)   $ (0.05)    $ (0.32)   $ (0.29)   $ (0.28)   $ (0.15)    $  0.02    $  0.21

QUARTERLY DISCUSSION

    NET REVENUES. During 1999, units shipped continued to increase and new products began to ship at high volume levels from the second quarter of 1998 to the fourth quarter of 1999. Net revenues increased during 1998 as the volume of units shipped increased each quarter for our existing products. The slow quarter to quarter percentage increase in revenue in early 1998 and the flat growth from the third quarter of 1998 through the first quarter of 1999 was due to declining selling prices offsetting the increased numbers of units shipped. License revenues as a portion of net revenues fluctuated from quarter to quarter. The increase in license revenues in the second and third quarters of 1999 is primarily related to the recognition of up-front license fees.

    GROSS PROFIT. Gross margin increased in 1999 from quarter to quarter due to the recovery of margin on our existing products in the first half of 1999 and the volume shipment of new products with improved gross margin in the second half of 1999 as we returned to profitability in the third quarter. Overall, gross margin decreased in 1998 despite increased unit shipment activity due to an approximate 14% decrease in weighted selling prices from quarter to quarter, due to industry over capacity. Gross margin increased from the first quarter of 1998 to the second quarter as a result of renegotiated die prices and increased unit shipment activity. The decreases in gross margin and gross profit during the fourth and third quarters of 1998 were due to continued price erosion.

    INCOME (LOSS) FROM OPERATIONS. Net loss from operations decreased in the first half of 1999 and net income from operations increased in the second half of 1999 as we returned to profitability in the third quarter. This has been due to the overall increases in units shipped for both new and existing products and due to selling prices increases on our existing products in the second half of 1999. Net loss from operations increased from the first quarter of 1998 through the first quarter of 1999 because declining selling prices outpaced manufacturing cost reductions.

    NET INCOME (LOSS). Net loss decreased in the first half of 1999 and net income increased in the second half of 1999 as we returned to profitability in the third quarter. This resulted from overall increases in units shipped for both new and existing products and from selling price increases on existing products in the second half of 1999. Net loss decreased from the first quarter to the second quarter of 1998 due to an increase in the tax benefit rate from 30% to 44%. Net loss increased during the last two quarters of 1998 due to declining gross margins and a $2.2 million charge in the third quarter to provide a full valuation allowance against the carrying value of our deferred tax asset as a result of cumulative net operating losses.

    NET INCOME (LOSS) PER SHARE. Net loss per share decreased in the first half of 1999 and net income per share increased in the second half of 1999 as we returned to profitability in the third quarter. This was primarily due to overall increases in units shipped for both new and existing products, selling prices increase and cost reduction on existing products in the second half of 1999. Net loss per share decreased from the first quarter to the second quarter of 1998 due to an increase in the tax benefit rate from 30% to 44%. Net loss per share increased during the second half of 1998 due to declining gross margins and a $2.2 million charge to the provision for income taxes in the third quarter to provide a full valuation allowance against the carrying value of our deferred tax asset as a result of cumulative net operating losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the captions "Election of Directors--Nominees," and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirement of
Section 16(a)," and is incorporated by reference into this report. The information relating to our executive officers and directors is contained in
Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated by reference into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the captain "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference into this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated by reference into this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS. The index to the consolidated financial statements is found on page 39 of this Report.

    (2) FINANCIAL STATEMENT SCHEDULE. Financial statement schedule Number II is included.

    (3) EXHIBITS. See Exhibit Index in part (c), below.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) INDEX TO EXHIBITS.

           EXHIBIT
           NUMBER              DESCRIPTION OF DOCUMENT
    ---------------------      -----------------------
             3.2 +             Bylaws of SST.

             3.4 +             Form of Restated Articles of Incorporation of SST to be
                                 effective upon the closing of the offering, dated
                                 November 3, 1995.

             4.1 +             Reference is made to Exhibits 3.2.

            10.1 +             Equity Incentive Plan and related agreements.

            10.2 +             1990 Stock Option Plan and related agreements.

            10.3 +             Employee Stock Purchase Plan.

            10.4 +             1995 Non-Employee Directors' Stock Option Plan.

            10.5 +             Profit Sharing Plan.

            10.6 +             Lease Agreement between SST and Sonora Court Properties,
                                 dated March 15, 1993, as amended.

            10.7 +             Lease Agreement between SST and Coast Properties, dated
                                 May 4, 1995, as amended.

            10.8 +             License Agreement between SST and Winbond Electronics
                                 Corporation, dated July 30, 1990, as amended on
                                 September 14, 1990, August 27, 1992, December 15, 1992 and
                                 December 1, 1993.

            10.9 +             License Agreement between SST and Sanyo Electric Co., Ltd., dated April 7, 1993, as clarified by two letters each
                                 dated April 8, 1993.

            10.10+             Manufacturing Agreement between SST and Sanyo Electric Co.,
                                 Ltd., dated December 10, 1994.

            10.11+             License and Technical Assistance Agreement between SST and
                                 Rockwell International Corporation, Digital Communications
                                 Division, dated September 1993, as amended on March 29,
                                 1995.

            10.13++            Documents relating to investment in Japanese company.

            10.15++            License Agreement between SST and Seiko Epson Corporation
                                 dated March 31, 1996.

            10.16++            License Agreement between SST and Taiwan Semiconductor
                                 Manufacturing Co., Ltd. dated February 26, 1997.

            10.17++            Lease amendment, dated March 4, 1998, between SST and Sonora
                                 Court Properties.

            10.18++            Lease amendment, dated March 4, 1998, between SST and Coast
                                 Properties.

           EXHIBIT
           NUMBER              DESCRIPTION OF DOCUMENT
    ---------------------      -----------------------
            10.19++            Loan and Security Agreement between SST and Foothill Capital
                                 Corporation, dated September 22, 1998.

            10.20++            Loan and Security Agreement amendment between SST and
                                 Foothill Capital Corporation dated December 8, 1998.

            10.21++            0.25 Micron Agreement between SST and Motorola, Inc., dated
                                 May 5, 1999.

            10.22++            Loan and Security Agreement amendment between SST and
                                 Foothill Capital Corporation, dated September 30, 1999.

            10.23              Second Amendment to Lease, dated September 13, 1999, between
                                 SST and Coast Properties.

            10.24              Lease Agreement between SST and Bhupinder S. Lehga and
                                 Rupinder K. Lehga, dated November 15, 1999.

            10.25              Lease Agreement between SST and The Irvine Company, dated
                                 November 22, 1999.

            10.26*             Agreement between SST and Samsung Electronic Co. Ltd., dated
                                 March 19, 1998.

            23.1               Consent of PricewaterhouseCoopers LLP, independent
                                 accountants.

            27.1               Financial Data Schedule.

------------------------

+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 (33-97802) and incorporated by reference herein.

++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.

*   Confidential treatment has been requested for portions of this exhibit.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 24th day of February, 2000.

                                                       SILICON STORAGE TECHNOLOGY, INC.

                                                       By:                 /s/ BING YEH
                                                            -----------------------------------------
                                                                             Bing Yeh
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of SST and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
                /s/ BING YEH                   President, Chief Executive Officer
    ------------------------------------         and Director (PRINCIPAL           February 24, 2000
                  Bing Yeh                       EXECUTIVE OFFICER)

                                               Vice President Finance &
            /s/ JEFFREY L. GARON                 Administration, Chief Financial
    ------------------------------------         Officer and Secretary (PRINCIPAL  February 24, 2000
              Jeffrey L. Garon                   FINANCIAL AND ACCOUNTING
                                                 OFFICER)

               /s/ YAW WEN HU                  Senior Vice President, Operations
    ------------------------------------         and Process Development and       February 24, 2000
                 Yaw Wen Hu                      Director

             /s/ TSUYOSHI TAIRA
    ------------------------------------       Director                            February 24, 2000
               Tsuyoshi Taira

              /s/ RONALD CHWANG
    ------------------------------------       Director                            February 24, 2000
                Ronald Chwang

            /s/ YASUSHI CHIKAGAMI
    ------------------------------------       Director                            February 24, 2000
              Yasushi Chikagami

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Silicon Storage Technology, Inc. and Subsidiaries:

    Our audits of the consolidated financial statements referred to in our report dated January 17, 2000, except for Note 4, which is as of February 24, 2000, appearing on page 40 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
January 17, 2000

SCHEDULE II

                        SILICON STORAGE TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                   BALANCE AT   CHARGED TO                    BALANCE AT
                                                   BEGINNING    COSTS AND     WRITE-OFF OF      END OF
DESCRIPTION                                        OF PERIOD     EXPENSES    ACCOUNTS/OTHER     PERIOD
-----------                                        ----------   ----------   --------------   ----------
Year ended December 31, 1997
  Allowance for doubtful accounts................    $  350       $   400        $   30         $   720
  Allowance for sales returns....................    $1,456       $  (759)       $   28         $   669
  Allowance for excess and obsolete
    inventories..................................    $2,718       $ 4,175        $3,160         $ 3,733
  Valuation allowance on net deferred tax
    assets.......................................    $   --       $    --        $   --         $    --

Year ended December 31, 1998
  Allowance for doubtful accounts................    $  720       $    13        $  170         $   563
  Allowance for sales returns....................    $  669       $  (609)       $   --         $    60
  Allowance for excess and obsolete
    inventories..................................    $3,733       $ 2,740        $5,051         $ 1,422
  Valuation allowance on net deferred tax
    assets.......................................    $   --       $ 9,607        $   --         $ 9,607

Year ended December 31, 1999
  Allowance for doubtful accounts................    $  563       $    32        $   60         $   535
  Allowance for sales returns....................    $   60       $   144        $  163         $    41
  Allowance for excess and obsolete
    inventories..................................    $1,422       $ 3,293        $4,565         $   150
  Valuation allowance on net deferred tax
    assets.......................................    $9,607       $ 3,092        $   --         $12,699

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     40

Consolidated Balance Sheets.................................     41

Consolidated Statements of Operations.......................     42

Consolidated Statements of Shareholders' Equity.............     43

Consolidated Statements of Cash Flows.......................     44

Notes to the Consolidated Financial Statements..............     45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Silicon Storage Technology, Inc. and Subsidiaries

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
January 17, 2000, except for Note 4,
which is as of February 24, 2000

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 23,007   $  1,223
  Short-term investments....................................       851         --
  Accounts receivable, net of allowance for doubtful
    accounts of $563 in 1998 and $535 in 1999...............     9,249     33,285
  Accounts receivable from related parties..................     2,838      5,573
  Inventories, net..........................................     8,297     29,766
  Other current assets......................................     2,615      3,341
                                                              --------   --------
    Total current assets....................................    46,857     73,188
Equipment, furniture and fixtures, net......................     6,847     11,131
Other assets................................................     2,434      4,487
                                                              --------   --------
    Total assets............................................  $ 56,138   $ 88,806
                                                              ========   ========

                                   LIABILITIES

Current liabilities:
  Borrowings under line of credit facility..................  $     --   $ 19,287
  Trade accounts payable....................................    10,309     19,207
  Accrued expenses..........................................     5,309      4,707
  Deferred revenue..........................................     1,827      4,144
                                                              --------   --------
    Total current liabilities...............................    17,445     47,345
Other liabilities...........................................       663        446
                                                              --------   --------
    Total liabilities.......................................    18,108     47,791
                                                              --------   --------
Commitments and contingencies (Note 4)

                              SHAREHOLDERS' EQUITY

Preferred Stock, no par value
  Authorized: 7,000 shares
  Series A Junior Participating Preferred Stock, no par
    value
    Designated: 450 shares
    Issued and outstanding: none............................        --         --
Common stock, no par value:
  Authorized: 45,000 shares
  Issued and outstanding: 23,086 shares (1998) and
    24,946 shares (1999)....................................    53,601     60,570
Deferred stock compensation.................................       (32)        --
Accumulated deficit.........................................   (15,539)   (19,555)
                                                              --------   --------
    Total shareholders' equity..............................    38,030     41,015
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $ 56,138   $ 88,806
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net revenues:
  Product revenues--non related parties.....................  $ 57,696   $ 51,611   $ 99,769
  Product revenues--related parties.........................    16,100     15,264     18,473
  License revenues..........................................     1,526      2,536      6,552
                                                              --------   --------   --------
    Total net revenues......................................    75,322     69,411    124,794
Cost of revenues............................................    62,747     62,703     94,652
                                                              --------   --------   --------
Gross profit................................................    12,575      6,708     30,142
                                                              --------   --------   --------
Operating expenses:
  Research and development..................................     8,744     14,527     18,199
  Sales and marketing.......................................     6,587      7,290     10,576
  General and administrative................................     9,479      4,592      3,800
  In-process research and development.......................        --         --      2,011
                                                              --------   --------   --------
    Total operating expenses................................    24,810     26,409     34,586
                                                              --------   --------   --------
Loss from operations........................................   (12,235)   (19,701)    (4,444)
Interest income.............................................     2,146      1,542        714
Interest expense............................................        --        (31)      (214)
Other income, net...........................................        --         31         16
                                                              --------   --------   --------
Loss before provision for (benefit from) income taxes.......   (10,089)   (18,159)    (3,928)
Provision for (benefit from) income taxes...................    (3,165)      (571)        88
                                                              --------   --------   --------
Net loss....................................................  $ (6,924)  $(17,588)  $ (4,016)
                                                              ========   ========   ========
Net loss per share--basic and diluted.......................  $  (0.30)  $  (0.77)  $  (0.17)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                        COMMON STOCK
                                     -------------------   DEFERRED STOCK    RETAINED EARNINGS/
                                      SHARES     AMOUNT     COMPENSATION    (ACCUMULATED DEFICIT)    TOTAL
                                     --------   --------   --------------   ---------------------   --------
Balances, December 31, 1996........   23,225    $54,312        $(100)             $ 10,576          $ 64,788
  Repurchase of shares of common
    stock..........................     (725)    (1,682)          --                (1,053)           (2,735)
  Issuance of shares of common
    stock under employees' stock
    purchase and option plans......      607        599           --                    --               599
  Tax benefit from exercise of
    stock options..................       --        127           --                    --               127
  Amortization of deferred stock
    compensation...................       --         --           34                    --                34
  Net loss.........................       --         --           --                (6,924)           (6,924)
                                      ------    -------        -----              --------          --------
Balances, December 31, 1997........   23,107     53,356          (66)                2,599            55,889
  Repurchase of shares of common
    stock..........................     (449)    (1,034)          --                  (550)           (1,584)
  Issuance of shares of common
    stock under employees' stock
    purchase and option plans......      428        572           --                    --               572
  Tax benefit from exercise of
    stock options..................       --        707           --                    --               707
  Amortization of deferred stock
    compensation...................       --         --           34                    --                34
  Net loss.........................       --         --           --               (17,588)          (17,588)
                                      ------    -------        -----              --------          --------
Balances, December 31, 1998........   23,086     53,601          (32)              (15,539)           38,030
  Issuance of shares for
    acquisition of Linvex
    Technology Corporation.........      895      5,146           --                                   5,146
  Issuance of shares of common
    stock under employees' stock
    purchase and option plans......      965      1,823           --                    --             1,823
  Amortization of deferred stock
    compensation...................       --         --           32                    --                32
  Net loss.........................       --         --           --                (4,016)           (4,016)
                                      ------    -------        -----              --------          --------
Balances, December 31, 1999........   24,946    $60,570        $  --              $(19,555)         $ 41,015
                                      ======    =======        =====              ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1998       1999
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (6,924)  $(17,588)  $ (4,016)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      4,206      4,235      4,613
    Provision for doubtful accounts receivable..............        400         13         32
    Provision for excess and obsolete inventories and write
      down of inventory to market...........................      4,175      2,740      3,293
    Amortization of deferred stock compensation.............         34         34         32
    Loss on sale of equipment...............................          7          1          3
    Deferred income taxes...................................       (127)     3,747         --
    Purchased in-process research and development...........         --         --      2,011
    Changes in operating assets and liabilities (in 1999,
      net of effects of acquisition):
      Accounts receivable...................................      1,084       (944)   (23,745)
      Accounts receivable from related parties..............      1,000       (714)    (2,735)
      Inventories...........................................     (2,121)       872    (24,662)
      Other current and noncurrent assets...................        361     (1,219)      (321)
      Trade accounts payable................................      8,470     (8,648)     8,385
      Accrued expenses......................................      2,690     (1,287)      (881)
      Deferred revenue......................................       (104)       527      2,205
                                                              ---------   --------   --------
        Net cash provided by (used in) operating
          activities........................................     13,151    (18,231)   (35,786)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment, furniture and fixtures..........     (2,777)    (3,758)    (7,928)
  Proceeds from sale of equipment...........................      2,614         --         --
  Purchases of available-for-sale investments...............   (101,659)   (25,167)        --
  Sales and maturities of available-for-sale investments....    107,143     44,792        851
  Cash acquired in acquisition..............................         --         --        110
  Other.....................................................         --     (1,000)        --
                                                              ---------   --------   --------
        Net cash provided by (used in) investing
          activities........................................      5,321     14,867     (6,967)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit facility..................         --         --     42,150
  Repayments under line of credit facility..................         --         --    (22,863)
  Tax benefit from exercise of stock options................        127        707         --
  Issuance of shares of common stock........................        599        572      1,823
  Repurchase of common stock................................     (2,735)    (1,584)        --
  Other.....................................................         --        (67)      (141)
                                                              ---------   --------   --------
        Net cash provided by (used in) financing
          activities........................................     (2,009)      (372)    20,969
                                                              ---------   --------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................     16,463     (3,736)   (21,784)
Cash and cash equivalents at beginning of period............     10,280     26,743     23,007
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $  26,743   $ 23,007   $  1,223
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $      --   $     31   $    213
  Net cash paid (received) during the period for income
    taxes...................................................  $     130   $     95   $ (1,652)
  Common stock issued in relation to the acquisition of
    Linvex..................................................  $      --   $     --   $  5,146
  Write-off of fully depreciated equipment, furniture and
    fixtures................................................  $      --   $     --   $ 11,847

  The accompanying notes are an integral part of these consolidated financial statements.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

    Silicon Storage Technology, Inc. ("SST" or "the Company") supplies flash memory semiconductor devices for digital consumer, networking, wireless communication and Internet computing markets. Flash memory is nonvolatile memory that does not lose data when the power source is removed and is capable of electrically erasing selected blocks of data. The Company licenses its SuperFlash technology to other companies for non-competing applications. Substantially all of the Company's product revenues to date have been derived from the sale of four products: 512Kbit, 1Mbit, 2Mbit and 4Mbit memory devices used in personal computers, personal computer peripheral devices and consumer electronics and communications devices. The products are sold to manufacturers located primarily in Asia.

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

RISKS AND UNCERTAINTIES:

    SST's sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect SST's operating results adversely. SST currently buys all of its wafers and sorted die, an integral component of its products, from outside suppliers and is dependent on third party subcontractors to assemble and test products. During 1999, substantially all of SST's wafers and sorted die were supplied by two foundries and substantially all its products were assembled and tested by two subcontractors. If these suppliers and subcontractors fail to satisfy SST's requirements on a timely basis and at competitive prices SST could suffer manufacturing delays, a possible loss of revenues, or higher than anticipated cost of revenues any of which could severely adversely affect operating results.

    Most of SST's sales are made through manufacturers' representatives and distributors. These manufacturers' representatives and distributors can discontinue selling SST's products at any time. Two of the manufacturers' representatives are responsible for substantially all sales into Taiwan, which accounted for approximately 28% of SST's product revenues during 1999. One manufacturer representative accounted for substantially all sales in China, including Hong Kong, during 1999, which counted for 24% of SST's product revenues during 1999. The loss of any of the manufacturers' representatives or any other significant manufacturers' representatives or distributors could have a material adverse effect on SST's operating results. A majority of SST's product revenue came from sales to customers in the personal computer and computer peripherals industries. A decline in demand in these industries could have a material adverse affect on SST's operating results and financial condition.

    SST derived 81% of product revenue from Asia during 1999. Additionally, SST major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic,

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
political or environmental instability in this region of the world can have a severe negative impact on SST's operating results due to the large concentration of SST's production and sales activities in this region. For example, during 1998 and 1997, several Asian countries where SST does business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted SST's total revenues and also negatively impacted SST's ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for SST's customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for SST's products as SST's competitors reduced product prices to generate needed cash.

    It should be noted that SST may be greatly impact by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm SST's business by interrupting or delaying production or shipment of SST's product. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact SST's operations, revenues, operating results, and stock price.

    SST's corporate headquarters are located in California near major earthquake faults. In addition, some of SST's suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near SST's headquarters, SST's operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of SST's major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of SST's products and harm SST's business.

BASIS OF CONSOLIDATION:

    The consolidated financial statements include the accounts of SST and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS:

    Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the dates of purchase. Highly liquid investments included in cash equivalents are classified as available for sale and are carried at cost which approximates fair value. Cash equivalents present insignificant risk of changes in value because of interest rate changes. SST maintains substantially all of its cash balances with several major financial and/or brokerage institutions domiciled in the United States and has not experienced any material losses relating to these investment instruments.

    Short-term investments, which are comprised of corporate bonds and United States government securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity. Gross unrealized holding gains and losses have not been material. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. As of December 31, 1998,

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
the fair value of available for sale securities included in cash equivalents and short-term investments approximated cost as follows:

                                                            UNREALIZED
                                                AMORTIZED      GAIN        FAIR
                                                  COST        (LOSS)      VALUE
                                                ---------   ----------   --------
As of December 31, 1998:
Government bonds and notes....................  $  6,436    $     --     $  6,436
Corporate bonds and notes.....................     5,432          --        5,432
                                                --------    ----------   --------
                                                  11,868          --       11,868
Less amounts classified as cash equivalents...   (11,017)         --      (11,017)
                                                --------    ----------   --------
Short-term investments........................  $    851    $     --     $    851
                                                ========    ==========   ========
Contractual maturity dates less than 1 year...                           $    851
                                                                         ========

    The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The carrying amount of borrowing under the line of credit are also considered to approximate fair values as the interest rate on the borrowing adjusts to the banks reference rate.

    Financial instruments that potentially subject SST to concentrations of credit risks comprise, principally, cash, investments and trade accounts receivable. SST invests its excess cash in accordance with its investment policy which is approved by the Board of Directors and reviewed periodically. SST performs credit evaluations of new customers and requires those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, SST does not require collateral of its customers, and maintains allowances for potential credit losses which have historically not been material. One customer represented 11% of SST's accounts receivable at December 31, 1999. Another customer represented 18% of SST's accounts receivable at December 31, 1998. At December 31, 1999 and 1998 no other customers exceed 10% of SST's accounts receivable.

    In 1999, 1998 and 1997 sales to SST's top 10 customers accounted for approximately 57%, 66% and 62% of product revenues.

    SST acquired a 14% interest in a privately held Japanese company in January, 1996 (see Note 8). The investment is carried at its original cost and when a decline in value is other than temporary the securities are reduced to their net realized value. Dividends and other distributions of earnings from the investee, if any, are included in income when declared.

INVENTORIES:

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. SST's inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While SST has programs to minimize the required inventories on hand and considers technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
EQUIPMENT, FURNITURE AND FIXTURES:

    Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years (see Note 3).

INTANGIBLE ASSETS:

    Intangible assets include technology acquired in the acquisition of Linvex Technology Corporation (see Note 6) and technology acquired under licensing arrangements. These amounts are included in other assets and amortized over estimated lives of three years.

LONG-LIVED ASSETS:

    Long-lived assets include furniture, fixtures and equipment and intangibles assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, SST estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less then the carrying amount of those assets, SST recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

WARRANTIES:

    SST's products are generally subject to warranty and SST provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations.

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

    For license and other arrangements for technology that SST is continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lessor of the estimated period SST has historically enhanced and developed refinements to the technology, generally three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed and determinable and collection of the fee is probable. From time to time, SST reexamines the estimated upgrade period relating to license technology to determine if a change in the estimate upgrade period is needed. Revenue from license or other technology arrangements where SST is not continuing to enhance and refine the technology or is not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed and determinable and collection of the fee is probable.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    Royalties received under these arrangements during the upgrade period are recognized as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. The remaining portion of the royalties are recognized ratably over the remaining portion of the upgrade period. Royalties received after the upgrade period has elapsed are recognized when reported to SST, which generally coincides with the receipt of payment.

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

COMPUTATION OF NET LOSS PER SHARE:

    SST has computed and presented net loss per share under two methods, basic and diluted. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing loss by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

STOCK COMPENSATION:

    SST accounts for stock-based compensation using the intrinsic value method. SST calculates the fair value of stock-based compensation and discloses the pro forma impact of the value on net loss and net loss per share in the footnotes to the financial statements.

COMPREHENSIVE INCOME:

    There was no material difference between SST's net loss and its total comprehensive loss for the periods reported in these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June, 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Boards issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The impact of the implementation of SFAS 133 on the consolidated financial statements of SST has not yet been determined.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SST has until the first quarter of 2000 to comply with the guidance in SAB 101. The implementation of SAB 101 on the consolidated financial statements of SST has not yet been determined.

2. INVENTORIES (IN THOUSANDS):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Raw materials..............................................   $  311    $ 6,855
Work in process............................................    4,717     19,338
Finished goods.............................................    3,269      3,573
                                                              ------    -------
                                                              $8,297    $29,766
                                                              ======    =======

3. EQUIPMENT, FURNITURE AND FIXTURES, NET (IN THOUSANDS):

                                                  DECEMBER 31,
                                               -------------------    ESTIMATED
                                                 1998       1999     USEFUL LIVES
                                               --------   --------   ------------
Equipment....................................  $13,325    $ 7,932    Four years
Design hardware..............................    3,559      2,540    Three years
Software.....................................    2,131      2,478    Four years
Furniture and fixtures.......................      804      1,109    Seven years
                                               -------    -------
                                                19,819     14,059
Less accumulated depreciation................   12,972      4,859
                                               -------    -------
                                                 6,847      9,200
Construction in progress.....................       --      1,931
                                               -------    -------
                                               $ 6,847    $11,131
                                               =======    =======

Depreciation expense was $3,676,000, $4,134,000 and $4,206,000 for 1999, 1998
and 1997, respectively. Construction in progress relates to software and consulting costs incurred to implement our enterprise resource planning system and our supply chain management system. These costs will be depreciated over three years beginning during the month that each system is fully functional. It is anticipated that both systems will be fully functional by the end of the first half of 2000.

4. COMMITMENTS AND CONTINGENCIES:

    SST leases its corporate facilities under noncancelable operating leases that expire in 2003 and 2005. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, SST is responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $1,107,000, $749,000 and $421,000 in 1999, 1998 and 1997
respectively.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

4. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Future minimum rental payments at December 31, 1999 are as follows (IN THOUSANDS):

2000........................................................   $1,610
2001........................................................    1,804
2002........................................................    1,872
2003........................................................    1,427
2004........................................................    1,549
Thereafter..................................................      365
                                                               ------
                                                               $8,627
                                                               ======

    In February 1998, SST agreed to purchase technology from a product development partner for $1.8 million, payable upon the completion of certain product development milestones over the next eighteen months. During 1998, SST paid $275,000 pursuant to this agreement. During 1999, the agreement was terminated. No future payments are required of SST under this agreement.

LINE OF CREDIT:

    On September 30, 1999, SST signed an agreement with Foothill Capital Corporation to increase SST's line of credit, which provided for borrowings up to $25 million. The new agreement allows SST to borrow up to $35 million, increasing to $50 million from January 1, 2000 through March 31, 2000, declining to $40 million from April 1, 2000 through May 31, 2000 and thereafter, returning to $25 million until September, 2002. Borrowing is limited to 80% of eligible world-wide accounts receivable and is collateralized by subtantially all the assets of SST. At December 31, 1999 the borrowing base was approximately
$28 million of which approximately $8.7 million was unused at that date. The funds in excess of $25 million are available only if certain profitability covenants are met. SST is required to maintain specified levels of tangible net worth. Under the agreement SST is not permitted to pay a dividend, is restricted to capital expenditures of $15 million per annum, and is not permitted to make any debt or equity investments if those investments are funded from borrowings. The line bears interest at a rate of the bank's reference rate (8.5% at December 31, 1999) plus 0.5%. There is a minimum interest rate of 6.0%. SST must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of December 31, 1999, SST had borrowed approximately $19,287,000 under the line of credit and met the profitability covenant.

LEGAL CONTINGENCIES:

    On January 3, 1996, Atmel sued SST in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that SST willfully infringed on five U.S. patents owned or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that SST infringed the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

    On two of these six patents, the District Court granted in SST's favor a summary judgment that SST did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which SST was not a party, but this decision was reversed by the Federal Circuit. Thus, four patents remain at issue in Atmel's District Court case against SST. That case has been stayed, and Atmel has not requested a trial date.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

4. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of SST parts, involving five of the six patents that Atmel alleged that SST infringed in the District Court case above. SST intervened as a party in that action. Pursuant to indemnification agreements with these suppliers, SST is obligated to indemnify both to the extent provided in those agreements.

    As to two of these five patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court above. As to another two patents, the Administrative Law Judge, or ALJ, which makes recommendations to the ITC, has ruled that SST did not infringe. This ruling has yet to be confirmed by the ITC, which is free to adopt or reject the ALJ's findings. As to the fifth patent, the ALJ held a hearing, which concluded on February 17, 2000, to determine if it was invalid due to failure to name an inventor, and whether or not Atmel committed inequitable conduct in its dealings with the Patent and Trademark Office when it attempted to add a co-inventor. SST expects that the ALJ will rule on this issue sometime in April, and make a recommendation to the ITC.

    Any final decisions by the ITC will not be dispositive because Atmel can still pursue its claims in the District Court action. Any decisions by the ITC are not binding on the District Court. SST management intends to vigorously defend SST against these actions.

    On September 14, 1998, Intel sued SST in the U.S. District Court for the Northern District of California, San Jose Division. Intel's complaint alleged that, by making, using and selling devices, SST was willfully infringing four U.S. patents owned by Intel. Regarding each of these four patents, Intel sought:

    (1) a judgment that SST infringed on the patent;

    (2) an injunction prohibiting further infringement; and

    (3) an accounting of all damages caused by the alleged infringement, treble the amount of damages caused by the alleged infringement and attorney's fees, costs and expenses.

    SST denied infringement of any of the Intel patents and counter-claimed for invalidity and non-infringement of the Intel patents. Through neutral mediation, a settlement of the pending litigation was reached on May 13, 1999. The terms of the settlement were immaterial to SST's financial statements. However, as a result of the settlement an accrual for legal costs of $1.2 million was reversed to the statement of operations.

    On July 31, 1998, SST filed suit against Winbond Electronics Corporation in the U.S. District Court for the Northern District of California, San Jose Division. Winbond has answered the complaint and has counter-claimed. Since then, the parties have amended the complaint and the answer and counterclaim. As of February 24, 2000, SST has asserted eight causes of action, including breach of contract, misappropriation of trade secrets, and other contractual and tortious claims. SST's suit seeks damages and equitable remedies to prevent Winbond from using any of SST's technology.

    Winbond has answered and asserted counter-claims for a declaration that it is not in material breach of the agreement, breach of the agreement, breach of the covenant of good faith and fair dealing, interference with prospective economic advantage, unlawful business practice in violation of state law, common law unfair competition, a declaration that Winbond is not obligated to pay SST under the agreement and/or they own or jointly own the technology embodied in their products, misappropriation of Winbond's trade secrets, unfair competition in violation of the Federal Lanham

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

4. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Act, and common law fraud and misrepresentation. Winbond seeks, in part, restitution of the payments made, and other damages, and an injunction. SST has replied by denying these charges. SST management believes that the substantive allegations in the Winbond counter-claims are without merit and intends to vigorously defend SST against the action.

    From time to time, SST is also involved in other legal actions arising in the ordinary course of business.

    While SST has accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint, the Winbond complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to SST's financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

5. SHAREHOLDERS' EQUITY:

AUTHORIZED CAPITAL SHARES:

    SST's authorized capital shares consist of 45,000,000 shares of common stock and 7,000,000 shares of preferred stock. Of the preferred stock, 450,000 shares has been designated as series A junior participating preferred stock. All of SST's capital shares have no par value.

SHARE PURCHASE RIGHTS PLAN:

    In May 1999, SST adopted a Share Purchase Rights Plan in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. Preferred stock rights will also be issued with any new issuance of common shares. Each Right entitles the registered holder under certain circumstances to purchase from SST one one-hundredth of a share of series A junior participating preferred stock. Until the occurrence of certain events the preferred stock rights will be transferable with and only with the Common Shares. The effect will be to discourage acquisitions of more than 15 percent of SST's common stock without negotiations with the Board of Directors. The rights expire May 3, 2009.

NET LOSS PER SHARE:

    A reconciliation of the numerator and the denominator of basic and diluted loss per share is as follows:

                                                     1997       1998       1999
                                                   --------   --------   --------
Numerator--Basic and Diluted:
  Net loss.......................................  $(6,924)   $(17,588)  $(4,016)
                                                   =======    ========   =======
Denominator--Basic and Diluted:
  Weighted average common stock outstanding......   23,166      22,958    24,059
                                                   =======    ========   =======
Basic and Diluted net loss per share.............  $ (0.30)   $  (0.77)  $ (0.17)
                                                   =======    ========   =======

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY: (CONTINUED)
    Stock options to purchase 3,206,000, 3,095,000 and 2,886,000 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, but were not included in the computation of diluted loss per share because SST had a net loss in 1999, 1998 and 1997.

REPURCHASE OF COMMON STOCK:

    In January 1998, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of SST's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June 1998. Approximately 449,000 shares were repurchased under this authorization during the period ended June 1998 for an aggregate purchase price of $1,584,000 at prices ranging from $3.19 to $3.78 per share.

    In July 1997 the Board of Directors authorized a stock repurchase program whereby 1,000,000 shares of SST's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended December 1997. Approximately 233,000 shares were repurchased under this authorization during the period ended December 1997 for an aggregate purchase price of $872,000 at prices ranging from $3.62 to $3.78 per share.

    In February 1997 the Board of Directors approved a stock repurchase program whereby up to an aggregate of 1,000,000 shares of SST's common stock may be repurchased on the open market at prevailing market prices. The repurchase program ended June 1997. Approximately 492,000 shares were repurchased under this authorization during the quarter ended June 1997 for an aggregate purchase price of $1,863,000 at prices ranging from $3.69 to $3.88 per share.

EQUITY INCENTIVE PLAN:

    In 1990, SST adopted a combined incentive and supplemental stock option plan (the Option Plan) under which the Board of Directors could issue options to purchase up to 4,000,000 shares of common stock to employees and directors of and consultants to SST and its affiliates. In November 1995, SST amended the Option Plan, restated it as the Equity Incentive Plan and reserved an additional 2,000,000 shares of common stock for issuance under the plan. In July 1998 and 1999, SST amended the Equity Incentive Plan and reserved an additional 750,000 and 1,000,000 shares, respectively, of common stock for issuance under the plan.

    Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and thereafter become exercisable ratably over four or five years from the date of grant. During 1999, options were issued to employees that begin to be exercisable three years from the date of grant and are fully exercisable four years from the date of grant. The term of any options issued under either plan may not exceed ten years from the date of grant. At December 31, 1999, options to purchase approximately 1,217,000 shares of common stock were exercisable at a weighted average exercise price of $1.88. At December 31, 1998, options to purchase approximately 1,343,000 shares of common stock were exercisable at a weighted average exercise price of $1.25. At December 31, 1997, options to purchase approximately 1,132,000 shares of common stock were exercisable at a weighted average exercise price of $0.67.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY: (CONTINUED)

DIRECTORS' OPTION PLAN:

    In October 1995, SST adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which became effective upon the effective date of SST's initial public offering. The Directors' Plan provided for the automatic grant of options to purchase 24,000 shares of SST's common stock to non-employee directors of SST upon the initial public offering. It also provides for automatic grants upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 6,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted must equal or exceed the fair market value of SST's common stock on the date of grant. The options expire ten years after the date of grant. In July 1999, SST amended the Directors' Plan to change the vesting terms from ratably over four years to upon date of grant, decreased the initial grant amount of options from 24,000 to 15,000 shares, and increased the aggregate number of share authorized by 50,000 shares to 200,000 shares.

    At December 31, 1999, 90,000 options were exercisable at a weighted-average exercise price of $9.17 per share. At December 31, 1998, 52,000 options were exercisable at a weighted-average exercise price of $7.30 per share. At December 31, 1997, 29,000 options were exercisable at a weighted-average exercise price of $6.52 per share.

Activity under the Equity Incentive Plan and Directors' Plan follows: (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                     OPTIONS OUTSTANDING
                                                    -----------------------------------------------------
                                        AVAILABLE                 PRICE                  WEIGHTED AVERAGE
                                        FOR GRANT    SHARES     PER SHARE      AMOUNT     EXERCISE PRICE
                                        ---------   --------   ------------   --------   ----------------
Balances, December 31, 1996...........    1,798       2,396    $0.15-$16.50   $ 4,700         $1.96
  Granted.............................   (2,307)      2,307     3.13-6.00       8,755          3.79
  Exercised...........................       --        (493)    0.15-3.13        (167)         0.34
  Terminated..........................    1,105      (1,105)    0.15-9.63      (5,355)         4.77
                                         ------      ------    ------------   -------         -----
Balances, December 31, 1997...........      596       3,105     0.15-16.50      7,933          2.56
  Granted.............................     (888)        888     1.31-3.00       2,335          2.63
  Exercised...........................       --        (268)    0.15-3.13        (155)         0.58
  Terminated..........................      607        (607)    0.25-6.00      (2,797)         3.17
  Authorized..........................      750          --       --               --            --
                                         ------      ------    ------------   -------         -----
Balances, December 31, 1998...........    1,065       3,118     0.15-16.50      7,316          2.35
  Granted.............................   (1,019)      1,019     2.41-24.88      7,990          7.84
  Exercised...........................       --        (712)    0.15-6.00      (1,117)         1.57
  Terminated..........................      219        (219)    0.33-13.25       (643)         2.36
  Authorized..........................    1,050          --       --               --            --
                                         ------      ------    ------------   -------         -----
Balances, December 31, 1999...........    1,315       3,206    $0.15-$24.88   $13,546         $4.23
                                         ======      ======                   =======

    On April 23, 1997, the Board of Directors approved an offer to employees of SST to reprice outstanding options granted prior to that date with an exercise price above $3.125 per share (the "1997 Repricing Program"). Under the 1997 Repricing Program, as of April 28, 1997, 845,000 option grants were converted into repriced option grants with an exercise price of $3.125 (based on the closing price as reported on the Nasdaq National Stock Market on such date). As consideration for the grant of

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY: (CONTINUED)
repriced options, optionees are prohibited from exercising the repriced options for a period of three months following the initial vest date of such repriced options. The 1997 Repricing Program terminated on April 28, 1997.

EMPLOYEE STOCK PURCHASE PLAN:

    In October 1995, SST adopted the Employee Stock Purchase Plan (the "Purchase Plan") which became effective upon the effective date of SST's initial public offering. A total of 850,000 shares of common stock were reserved for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of SST's common stock on the date of the option grant by withholding up to 10 percent of their annual base earnings. In July 1999 the Purchase Plan was amended to increase the aggregate number of shares of common stock authorized for issuance by 350,000 shares to 1,200,000 shares. At December 31, 1999, shares available for purchase under this plan were 649,000. Shares issued under the Purchase Plan in 1999, 1998 and 1997 were 253,000, 160,000 and 114,000, respectively.

STOCK COMPENSATION:

    SST has adopted the disclosure-only provisions of SFAS 123. Had compensation cost for the Equity Incentive Plan, the Directors' Plan or the Purchase Plan been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, SST's net loss and net loss per share for 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below (IN THOUSANDS):

                                                     1997       1998       1999
                                                   --------   --------   --------
Pro forma net loss...............................  $(8,939)   $(19,316)  $(6,479)
Pro forma net loss per share--basic and
  diluted........................................  $ (0.39)   $  (0.84)  $ (0.26)

    The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                                  1997       1998       1999
                                                --------   --------   --------
Risk-free interest rate.......................  5.5-6.0%   4.1-5.8%   4.6-5.9%
Expected term of option.......................   2 years    2 years    2 years
Expected volatility...........................       92%        92%        92%
Expected dividend yield.......................        0%         0%         0%

    The weighted average fair value of options granted under the Equity Incentive Plan and the Directors' Option Plan during 1999, 1998 and 1997 was $7.79, $2.64 and $3.14, respectively, per share.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY: (CONTINUED)
    The fair value of each stock purchase right granted under the Purchase Plan is estimated using the Black-Scholes model with the following weighted average assumptions by year:

                                                  1997       1998       1999
                                                --------   --------   --------
Risk-free interest rate.......................      5.7%   5.3-5.5%   4.6-5.3%
Expected term of option.......................  1/2 year   1/2 year   1/2 year
Expected volatility...........................       92%        92%        92%
Expected dividend yield.......................        0%         0%         0%

    The risk-free interest rate range represents the low and high end of the range used at different points during the year.

    The weighted average valuation of right grants under the Purchase Plan during 1999, 1998 and 1997 was $1.34, $1.32 and $2.03, respectively, per share.

    The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Plan at December 31, 1999, are as follows:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           -------------------------------------------------   ------------------------------
                                         WEIGHTED-AVERAGE
RANGE OF                     NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
---------------            -----------   ----------------   ----------------   -----------   ----------------
$0.150-$0.200............     445,000          3.64             $ 0.156           445,000        $ 0.156
$0.250-$0.400............      86,000          5.29               0.264            86,000          0.264
$0.500-$1.313............      32,000          8.32               1.192            11,000          0.975
$1.813-$2.656............     245,000          8.82               2.154            54,000          2.167
$2.844-$4.063............   1,467,000          7.98               3.080           594,000          3.129
$4.375-$6.000............     252,000          8.91               5.074            36,000          5.992
$6.250-$9.000............     400,000          9.07               7.357            52,000          8.861
$10.688-$16.688..........     253,000          9.58              13.910            29,000         12.280
$23.625-$24.875..........      26,000          9.89              24.243                --          0.000
                            ---------                                           ---------
$0.150-$24.875...........   3,206,000          7.72             $ 4.226         1,307,000        $ 2.377
                            =========                                           =========

6. ACQUISITION

    On June 4, 1999, SST purchased all of the outstanding capital stock of Linvex Technology, Corp. (Linvex), a privately held, memory design company located in Sunnyvale, California, in exchange for 789,000 shares of SST common stock with a fair market value of $4.7 million. The purchase price of $4.8 million, which includes acquisition costs of $0.1 million, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The results of operations of Linvex have been included with those of SST since June 4, 1999, the date that the acquisition was consummated.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

6. ACQUISITION (CONTINUED)
    The fair value of the assets of Linvex, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price........................................  $ 4,794
                                                              =======
Assets acquired:
  Tangible assets, primarily cash, accounts receivable, and
    computer software.......................................  $   701
  Core technology...........................................    2,827
  Completed products........................................      163
  Workforce.................................................      272
  Purchased in-process research and development.............    2,011
Liabilities assumed.........................................   (1,180)
                                                              -------
                                                              $ 4,794
                                                              =======

    The amount allocated to the core technology, the completed products, for which technological feasibility had been established at the acquisition date, and the workforce is amortized on a straight line basis over three years. At December 31, 1999, accumulated amortization related to these items was $634,000. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

    In addition, after the purchase, notes payable and deferred salary payable to shareholders and employees of $476,000 were converted into an additional 106,000 shares of SST's common stock.

    Summarized below are the unaudited pro forma results of SST as though Linvex had been acquired at the beginning of periods presented. Adjustments have been made for the estimated increases in amortization related to the purchase of core technology, completed products and workforce, and other appropriate pro forma adjustments.

                                                            1998       1999
                                                          --------   --------
Net revenues............................................  $ 70,515   $125,311
Net loss................................................  $(19,495)  $ (3,146)
Net loss per share--basic and diluted...................  $  (0.82)  $  (0.13)

    The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations of the combined companies. The charge for purchased in process research and development has not been included in the pro forma results above because it is nonrecurring and directly related to the acquisition.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

7. INCOME TAXES:

    The components of the provision for (benefit from) income taxes reflected in the statements of operations are as follows (IN THOUSANDS):

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Current:
  Federal.........................................  $(2,693)   $(4,445)   $  (489)
  State...........................................     (471)         1        248
  Foreign.........................................      126        126        329
                                                    -------    -------    -------
                                                     (3,038)    (4,318)        88
                                                    -------    -------    -------
Deferred:
  Federal.........................................      240         --         --
  State...........................................     (367)        --         --
  Change in valuation allowance...................       --      3,747         --
                                                    -------    -------    -------
                                                       (127)     3,747         --
                                                    -------    -------    -------
                                                    $(3,165)   $  (571)   $    88
                                                    =======    =======    =======

    Substantially all of SST's revenue is taxable in the United States. The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                       1997          1998          1999
                                                     --------      --------      --------
United States statutory rate.......................   (34.0)%       (35.0)%       (35.0)%
State taxes, net of federal benefit................    (3.0)          4.3           6.3
Foreign taxes, net.................................     1.0            --           8.4
Net operating losses not utilized..................      --           9.3          21.5
Change in valuation allowance......................      --          20.6            --
Other..............................................     4.6          (2.3)          1.1
                                                      -----         -----         -----
                                                      (31.4)%        (3.1)%         2.3%
                                                      =====         =====         =====

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are as follows (IN THOUSANDS):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
Accrued expenses and allowances..........................  $ 2,754    $  2,599
Net operating loss carry-forwards........................    3,530       4,992
Credits..................................................    3,742       5,431
                                                           -------    --------
  Total..................................................   10,026      13,022
Depreciation.............................................     (419)       (323)
Valuation Allowance......................................   (9,607)    (12,699)
                                                           -------    --------
Net deferred tax asset...................................  $    --    $     --
                                                           =======    ========

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

7. INCOME TAXES: (CONTINUED)
    Due to the uncertainties surrounding the realization of the deferred tax assets resulting from SST's accumulated losses and net losses in 1999, 1998 and 1997, SST has provided a full valuation allowance and, therefore, no benefit has been recognized for the operating loss and other deferred tax assets. SST evaluates positive and negative evidence about the recoverablity of its net deferred tax asset each quarter and will record the net deferred tax asset when it is more likely than not that it will be recovered.

    At December 31, 1999, SST had available approximately $12,100,000 for federal and approximately $11,500,000 for state net operating loss carry-forwards. These net operating losses, if not utilized, expire between 2003 and 2019. At December 31, 1999, SST also had available research and development credit carry-forwards for federal and state income tax purposes of approximately $2,951,000 and $1,328,000, respectively. These credit carry-forwards expire between 2016 and 2019. In addition, SST has approximately $846,000 of foreign tax credit carry-forwards which expire between 2000 and 2004. At December 31, 1999, SST also had available manufacturer's investment credits for state income tax purposes of $306,000 that expire between 2005 and 2007.

8. SEGMENT AND RELATED PARTY REPORTING:

    SST's business has two reportable segments: Flash Products and Technology Licensing based on SST's method of internal reporting. The table below presents information about reported segments:

                                                      1999 (IN THOUSANDS):
                                                --------------------------------
                                                 FLASH     TECHNOLOGY
                                                PRODUCTS   LICENSING     TOTAL
                                                --------   ----------   --------
Revenues......................................  $118,242     $6,552     $124,794
Gross profits.................................  $ 23,590     $6,552     $ 30,142

                                                      1998 (IN THOUSANDS):
                                                --------------------------------
                                                 FLASH     TECHNOLOGY
                                                PRODUCTS   LICENSING     TOTAL
                                                --------   ----------   --------
Revenues......................................  $ 66,875     $2,536     $ 69,411
Gross profits.................................  $  4,172     $2,536     $  6,708

                                                      1997 (IN THOUSANDS):
                                                --------------------------------
                                                 FLASH     TECHNOLOGY
                                                PRODUCTS   LICENSING     TOTAL
                                                --------   ----------   --------
Revenues......................................  $ 73,796     $1,526     $ 75,322
Gross profits.................................  $ 11,049     $1,526     $ 12,575

    SST does not allocate operating expenses, interest income or expense, other income net, or the provision for (benefits from) income taxes to these segments for internal reporting purposes.

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

8. SEGMENT AND RELATED PARTY REPORTING: (CONTINUED)
    The Flash Products segment comprises four product groups, standard flash memory products, application-specific memory products, flash embedded controllers and mass storage products. Revenues were as follows:

                                                    1997       1998       1999
                                                  --------   --------   --------
Standard flash memory products..................  $73,796    $66,845    $111,675
All other.......................................       --         30       6,567
                                                  -------    -------    --------
Total flash product segment revenue.............  $73,796    $66,875    $118,242
                                                  =======    =======    ========

    Due to the low volume of the new products relative to the volume of Standard Flash Memory Products it is not practicable to report gross margin by product group for the Flash Products segment. The Technology Licensing segment comprises license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications.

    SST's revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
United States...................................  $10,032    $ 5,099    $ 13,644
Europe..........................................    3,381      6,929       7,347
Japan...........................................   17,878     13,739      16,396
Korea...........................................    4,203      3,756      11,750
Taiwan..........................................   22,027     19,134      33,541
China (including Hong Kong).....................   11,863     14,104      28,776
Other Asian countries...........................    5,890      6,119       9,340
Rest of world...................................       48        531       4,000
                                                  -------    -------    --------
                                                  $75,322    $69,411    $124,794
                                                  =======    =======    ========

    Foreign revenue is based on the country to which the product is shipped.

    The locations and net book value of long lived assets follows:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
United States.....................................  $ 7,018     $8,251    $13,921
Taiwan............................................    1,554        924      1,655
Malaysia..........................................       --         --         42
Philippines.......................................       --        106         --
                                                    -------     ------    -------
                                                    $ 8,572     $9,281    $15,618
                                                    =======     ======    =======

    On January 31, 1996, SST acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash, which interest is carried at cost in the other noncurrent assets category in the accompanying balance sheet. The president of the Japanese company is a shareholder of SST. In 1999,

               SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

8. SEGMENT AND RELATED PARTY REPORTING: (CONTINUED)
1998 and 1997 this customer accounted for 8.1%, 14.7% and 15.4% respectively or approximately $10,032,000, $10,180,000 and $11,598,000, respectively, of net revenues.

    In 1997, no other customer accounted for more than 10% of net revenues for SST. In both 1999 and 1998, only one other customer accounted for more than 10% of net revenues for SST. This customer accounted for 11.8% and 10.8%, or approximately $14,700,000 and $7,187,000 of net revenues in 1999 and 1998, respectively.

    In June 1997, Dr. Ronald Chwang became a member of the Board of Directors. Dr. Chwang is the president of Acer Capital America and managing general partner of Acer Technology Venture Fund. Related Acer entities, Acer Corporation, Acer Peripherals and Acer Technologies are customers of SST. In 1999, 1998 and 1997 the combined Acer entities accounted for 6.3%, 7.3% and 6.0%, respectively, or $7,900,000, $5,084,000 and $4,502,000 of net revenues.

    In 1999, SST added Ocean Automation Ltd. and related entities as a customer. Mr. Yasushi Chikagami, a member of the SST Board of Directors, is also a member of the Board of Directors of Ocean. During 1999, Ocean accounted for 0.4% or $541,000 of net revenues.

9. EMPLOYEE BENEFIT PLANS:

PROFIT SHARING PLAN:

    In April 1995, the Board adopted the Profit Sharing Plan under which employees may collectively earn up to 10% of SST's operating profit, provided that both net earnings before interest income (expense), net and provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is product revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. SST plans to pay profit sharing sums, when available, to employees twice a year. No profit sharing was paid in 1999, 1998 or 1997.

401(k) PLAN:

    In 1995, SST adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. SST, at its discretion, may make additional contributions on behalf of employees. All employee contributions are 100% vested. No employer contributions were made in 1999, 1998 or 1997.