Form 10-K405/A
period 1999-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2000-04-28
CIK 855906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

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

    Documents incorporated by reference: Exhibits as noted herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

    YAW WEN HU, Ph.D., joined us in 1993 as Vice President, Technology Development. In 1997, he was given the additional responsibility of wafer manufacturing and, in August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. Mr. Hu has been a member of our board of directors since September 1995. From 1990 to 1993, Mr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelic Corporation. From 1978 to 1985 he worked as a senior development engineer in Intel Corporation's Technology Development group.
Mr. Hu holds a B.S. in Physics from National Taiwan University and an M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

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

    RONALD CHWANG, PH.D., has been a member of our board of directors since June 1997. Since 1998, Mr. Chwang has been the President of Acer Technology Ventures Management LLC, a venture capital business unit of the Acer Group, a worldwide computer, component and semiconductor manufacturer. From 1992 to 1997 he was the President and Chief Executive Officer of Acer America. Mr. Chwang has been with Acer since 1986, serving in various executive positions. Mr. Chwang has previously held development and management positions an Intel Corporation and Bell Northern Research. Mr. Chwang holds a B.S. in Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

          To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Our directors do not currently receive any cash compensation from us for their service as members of our Board of Directors, although they are reimbursed for certain travel-related expenses in connection with attendance at Board and committee meetings in accordance with our policy.

         Each of our non-employee directors receives stock option grants under the 1995 Non-Employee Directors' Stock Option Plan. Only non-employee directors are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by us not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.

          Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each director who was serving on the date of our initial public offering was granted on such date an option to purchase 24,000 shares of our Common Stock. In addition, each non-employee director subsequently elected to the Board was automatically be granted an option to purchase 24,000 shares of our Common Stock, until the Directors' Plan was amended in April 1999, at which time the amount of the initial grant upon election to the Board of Directors was changed to an option to purchase 15,000 shares of our Common Stock. Each year, non-employee directors who have served as directors for the prior year are granted an option to purchase 6,000 shares of our Common Stock. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted prior to April 1999 vest ratably over four years from the date of grant. Options granted after April 1999 are fully vested and exercisable upon the date of grant. The term of options granted under the Directors' Plan is ten years. In the event of our merger with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction, the vesting of options issued prior to April 1999 will accelerate and the option will terminate if not exercised prior to the consummation of the transaction. At December 31, 1999, options, net of canceled or expired options, covering an aggregate of 133,000 shares had been granted under the Directors' Plan and 67,000 shares of our Common Stock remained available for grant under the Directors' Plan.

         During 1999, we granted options under the Directors' Plan covering 6,000 shares to each of Messrs. Taira, Chikagami, and Chwang at an exercise price of $10.69 per share based on the closing sales price reported in the Nasdaq National Market on the date of grant. As of December 31, 1999, 16,000 options had been exercised under the Directors' Plan at a weighted average exercise price of $3.04 per share, and 90,000 options were exercisable at a weighted-average exercise price of $9.17 per share.

COMPENSATION OF EXECUTIVE OFFICERS

                             SUMMARY OF COMPENSATION

         The following table shows for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997, compensation awarded or paid to, or earned by our Chief Executive Officer and our four other most highly compensated executive officers at December 31, 1999. Amounts under the column "All Other Compensation" include compensation for travel time and amounts paid by us on behalf of the executive officers for supplemental life insurance.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                             ANNUAL COMPENSATION           AWARDS
                                                    -------------------------------- -------------------
                                                                                     SECURITIES UNDERLYING      ALL OTHER
         NAME AND PRINCIPAL POSITION        YEAR         SALARY           BONUS         STOCK OPTIONS          COMPENSATION
------------------------------------------ -------  ----------------------------------------------------     -----------------
Bing Yeh.................................   1999       $232,199              $101             30,000               $    86
    President and                           1998       $221,905               --                 --                $   600
    Chief Executive Officer                 1997       $207,121               --                 --                $ 1,480

Michael Briner..........................    1999       $201,774              $435             10,000               $    86
    Vice President, Products                1998       $187,739               --                 --                    --
                                            1997       $ 26,939               --                 --                    --

Yaw Wen Hu..............................    1999       $177,760              $101             32,802               $    86
    Senior Vice President, Operations       1998       $149,297               --              15,262                   --
    and Process Development                 1997       $137,280               --              25,640(1)            $   280

Derek Best..............................    1999       $170,154              $101             22,328               $    86
    Vice President, Sales                   1998       $162,097               --              26,483               $ 2,960
    and Marketing                           1997       $ 90,417               --                 --                    --

Isao Nojima.............................    1999       $155,685              $976             27,224               $    86
    Vice President, Advanced                1998       $148,601               --               9,768               $   260
    Development                             1997       $141,353               --              24,420(1)                --

-------------------

(1) Stock option grant, net of impact of repriced stock options.

                        STOCK OPTION GRANTS AND EXERCISES

         The following tables show for the fiscal year ended December 31, 1999, information regarding options granted to, exercised by, and held at year end by the executive officers listed in the "Summary Compensation Table" above.

                            1999 STOCK OPTION GRANTS

         The exercise price of each option was equal to the fair market value of our Common Stock on the date of grant. Mr Yeh's option was equal to 110% of the fair market value of our Common Stock on the date of grant. The exercise price may be paid in cash, in shares of our Common Stock valued at fair value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

         The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

     - multiplying the number of shares of Common Stock subject to a given option by the exercise price per share;

     - assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

     -    subtracting from that result the aggregate option exercise price.

         The shares listed in the following table under "Number of Securities Underlying Option Granted" are subject to vesting. Certain of the stock options listed in the table vest over a four-year period, 25% after one year and 2.083% per month thereafter. Each of the options has a ten-year term, subject to earlier termination if the optionee's service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable.

         In January 1999, Mr. Yeh was awarded a short-term incentive stock option grant for 30,000 shares of Common Stock with an exercise price of $3.30. The grant is exercisable as follows: The first 10,000 shares shall be exercisable on January 4, 2000. The remaining 20,000 shares shall be exercisable at the rate of 1/48th monthly commencing January 4, 2000; however, the following acceleration shall apply: If we return to profitability by the end of 1999, 10,000 additional shares will be fully exercisable on January 4, 2000; if our earnings per share reaches $0.10 per share or higher for the year 1999, 10,000 additional shares will be fully exercisable on January 4, 2000. We returned to profitability on a quarterly basis during 1999 beginning with the third quarter; however, the earnings per share target was not met. Therefore, 20,000 of Mr. Yeh's options were exercisable on January 4, 2000 and the balance will vest over four more years as described above.

         In January 1999, our executive officers were awarded a short-term incentive stock option grant for shares of Common Stock with an exercise price of $3.00. These options vested on the one-year anniversary of the date of grant.

         Percentages shown under "Percent of Total Options Granted in 1999" are based on 1,000,831 options granted to our employees and directors during 1999.

                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                           INDIVIDUAL GRANTS                                      ANNUAL RATES OF
                                          -------------------                                       STOCK PRICE
                                      NUMBER OF                                                    APPRECIATION FOR
                                      SECURITIES       PERCENT OF                                    OPTION TERM
                                      UNDERLYING      TOTAL OPTIONS   EXERCISE   EXPIRATION         -------------
NAME                                OPTION GRANTED   GRANTED IN 1999    PRICE       DATE            5%           10%
----                                ---------------  ---------------    -----       ----         --------     --------
Bing Yeh.........................          30,000         3.00%        $ 3.30      1/11/09       $ 62,261     $157,781

Michael Briner...................          10,000         1.00%        $ 3.00      1/11/09       $ 18,867     $ 47,812

Yaw-Wen Hu.......................          10,000         1.00%        $ 3.00      1/11/09       $ 18,867     $ 47,812
                                           12,802         1.28%        $ 7.09       7/1/09       $ 57,082     $144,658
                                           10,000         1.00%        $13.25      9/24/09       $ 83,329     $211,171

Derek Best.......................          10,000         1.00%        $ 3.00      1/11/09       $ 18,867     $ 47,812
                                           12,328         1.23%        $ 7.09       7/1/09       $ 54,969     $139,302

Isao Nojima......................           7,500         0.75%        $ 3.00      1/11/09       $ 14,150     $ 35,859
                                           19,724         1.98%        $ 7.09       7/1/09       $ 87,947     $222,874


         Amounts shown under the column "Value Realized" are based on the closing sales price of our Common Stock on the date of exercise as reported on the Nasdaq National Market less the exercise price. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 1999" are based on the closing price of our Common Stock ($41.25) on December 31, 1999, as reported on the Nasdaq National Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

                       AGGREGATE OPTION EXERCISES IN 1999
                         AND 1999 YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                   SHARES ACQUIRED     VALUE      OPTIONS AT DECEMBER 31, 1999       DECEMBER 31, 1999
NAME                 ON EXERCISE      REALIZED    EXERCISABLE / UNEXERCISABLE   EXERCISABLE / UNEXERCISABLE
----                 -----------      --------    ---------------------------   ---------------------------
Bing Yeh.......           -              -                 0 / 30,000                 $0 / $1,138,500
Michael Briner.           -              -              70,000 / 108,000          $2,668,750 / $4,118,750
Yaw Wen Hu.....        40,000        $174,000           216,845 / 52,159          $8,848,093 / $1,842,039
Derek Best.....        15,000        $192,750            26,042 / 67,769            $993,847 / $2,542,460
Isao Nojima....        90,000      $2,655,125           186,495 / 39,917          $7,600,847 / $1,447,233

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our Common Stock as of March 31, 2000, by:

     -    each of the executive officers listed in the "Summary Compensation
          Table";

     -    each director; and

     -    all of our executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2000. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on 29,590,167 shares of Common Stock outstanding on March 31, 2000. Unless otherwise indicated, the address of each of the individuals named below is: c/o Silicon Storage Technology, 1171 Sonora Court, Sunnyvale, CA 94086.


                                                                  BENEFICIAL OWNERSHIP
                                       ------------------------------------------------------------------------
                                       SHARES ISSUABLE PURSUANT     NUMBER OF SHARES
                                        TO OPTIONS EXERCISABLE      (INCLUDING NUMBER
                                           WITHIN 60 DAYS OF          SHOWN IN FIRST
                NAME                         MARCH 31, 2000               COLUMN)          PERCENTAGE OF TOTAL
-------------------------------------- -------------------------- ---------------------- ----------------------
Bing Yeh (1)....................                 1,041                3,661,041                 12.4%
Michael Briner (2)..............                94,000                  162,027                    *
Yaw Wen Hu (3)..................               193,378                  349,686                  1.2%
Derek Best .....................                 5,833                   28,333                    *
Isao Nojima ....................               189,226                  258,690                    *
Tsuyoshi Taira .................                42,615                   42,615                    *
Yasushi Chikagami ..............                 1,592                   42,615                    *
Ronald Chwang ..................                11,178                   31,813                    *
All executive  officers and directors          548,863                4,689,463                 15.6%
as a group (10 persons)

----------

* Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1) Includes (1) 1,150,000 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees and (2) 2,480,000 shares held by the Yeh 1995 Children's Trust U/T/A dated July 31, 1995 of which Su-Wen Y. Liu and Yeon-Hong Chan are trustees. Mr. Yeh disclaims beneficial ownership of the shares held by the children's trust. Also includes 30,000 shares purchased under an IRA account in the name of Bing Yeh.

(2) Includes 8,000 shares held by Tammy Briner custodian of Jeffrey Daniel Briner (UCAUTMA).

(3)  Includes 5,000 shares held by each of Mr. Hu's two minor children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 31, 1996, we acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash. In 1997, 1998 and 1999 this customer accounted for 15.4% ($11.6 million), 14.7% ($10.2 million), and 8.1% ($10.0 million), respectfully, of our net revenues. This was the only customer that accounted for more than 10% of our net revenues in 1997 and one of two customers that accounted for more than 10% of our net revenues in both 1998 and 1999.

         Mr. Chwang is the President of Acer Technology Ventures Management LLC, a venture capital business unit of the Acer Group, a worldwide computer, component and semiconductor manufacturer. Several related entities, including Acer Corporation, are our customers. In 1997, 1998 and 1999, the combined Acer entities accounted for 6.0% ($4.5 million), 7.3% ($5.1 million) and 6.3% ($7.9 million) of our net revenues, respectively.

         Mr. Chikagami is a member of the Board of Directors of Ocean Automation Ltd., which is one of our customers. During 1999, Ocean accounted for 0.4%, or $541,000 of our net revenues.

         In January 1999, we loaned $75,000 to Derek Best, our Vice President, Sales and Marketing. Under the terms of the promissory note, the loan will be repaid over a three year period with interest-only payments made for the first 18 months of the loan, followed by interest and principal payments for the next 18 months and ending with a balloon payment of approximately $36,000. The note is unsecured and bears an interest rate of 5.1%, the LIBOR rate in effect as of the date that the note was signed.

         We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify these persons, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or agent, and otherwise to the full extent permitted under California law and our bylaws.

          As a matter of policy, all transactions between us and any of our officers, directors or principal shareholders will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be in connection with our bona fide business purposes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 28th day of April, 2000.

                                   SILICON STORAGE TECHNOLOGY, INC.

                                   By:     /s/ Bing Yeh
                                      ------------------------------------
                                        Bing Yeh
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of Silicon Storage Technology, Inc., and in the capacities and on the dates indicated.

      SIGNATURE                                            TITLE                                 DATE
      ---------                                            -----                                 ----
                                    President,  Chief Executive                            April 28, 2000
       /s/ Bing Yeh                 Officer and Director (PRINCIPAL
---------------------------         EXECUTIVE OFFICER)
       Bing Yeh

                                    Vice President Finance & Administration,               April 28, 2000
   /s/ Jeffrey L. Garon             Chief Financial Officer and Secretary
---------------------------         (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
   Jeffrey L. Garon

                                    Senior Vice President, Operations                      April 28, 2000
     /s/ Yaw Wen Hu                 and Process Development
---------------------------         and Director
     Yaw Wen Hu

   /s/ Tsuyoshi Taira               Director                                               April 28, 2000
---------------------------
       Tsuyoshi Taira

                                    Director
---------------------------
     Ronald Chwang

                                    Director
---------------------------
   Yasushi Chikagami

                                 EXHIBIT INDEX

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
            10.19++            Loan and Security Agreement between SST and Foothill Capital
                                 Corporation, dated September 22, 1998.

            10.20++            Loan and Security Agreement amendment between SST and
                                 Foothill Capital Corporation dated December 8, 1998.

            10.21++            0.25 Micron Agreement between SST and Motorola, Inc., dated
                                 May 5, 1999.

            10.22++            Loan and Security Agreement amendment between SST and
                                 Foothill Capital Corporation, dated September 30, 1999.

            10.23++            Second Amendment to Lease, dated September 13, 1999, between
                                 SST and Coast Properties.

            10.24++            Lease Agreement between SST and Bhupinder S. Lehga and
                                 Rupinder K. Lehga, dated November 15, 1999.

            10.25++            Lease Agreement between SST and The Irvine Company, dated
                                 November 22, 1999.

            10.26++            Agreement between SST and Samsung Electronic Co. Ltd., dated
                                 March 19, 1998.

            23.1++             Consent of PricewaterhouseCoopers LLP, independent
                                 accountants.

            27.1++             Financial Data Schedule.

------------------------

+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 (33-97802) and incorporated by reference herein.

++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.