Form 10-Q
period 2000-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2000-05-15
CIK 855906

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2000.

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, April 21, 2000: 29,569,081.

================================================================================

                        SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements:
             Condensed Consolidated Statements of Operations................3
             Condensed Consolidated Balance Sheets..........................4
             Condensed Consolidated Statements of Cash Flows................5
             Notes to Condensed Consolidated Financial Statements...........6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....21

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................22

    Item 2.  Changes in Securities.........................................23

    Item 6.  Exhibits and Reports on Form 8-K..............................23

                                     PART I

Item 1. Condensed Consolidated Financial Statements

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   Three months ended March 31,
                                                                 --------------------------------
                                                                    1999                  2000
                                                                 -----------          -----------
                                                                 (unaudited)          (unaudited)

Net revenues:
      Product revenues - non related parties                      $ 14,679               $ 55,670
      Product revenues - related parties
                                                                     3,114                  6,143
      License                                                          535                    501
                                                                  --------               --------
                Total net revenues                                  18,328                 62,314
Cost of revenues                                                    16,979                 36,475
                                                                  --------               --------
Gross profit                                                         1,349                 25,839
                                                                  --------               --------

Operating expenses:
      Research and development                                       4,734                  8,076
      Sales and marketing                                            2,197                  4,627
      General and administrative                                     1,206                  2,639
                                                                  --------               --------
                Total operating expenses                             8,137                 15,342
                                                                  --------               --------
Income (loss) from operations                                       (6,788)                10,497
Interest and other income                                              251                     18
Interest expense                                                                             (444)
                                                                  --------               --------
Income (loss) before provision for (benefit from) income taxes      (6,537)                10,071
Provision for (benefit from) income taxes                               40                    427
                                                                  --------               --------
Net income (loss)                                                 ($ 6,577)              $  9,644
                                                                  ========               ========

Net income (loss) per share - basic                               ($  0.28)              $   0.38
                                                                  ========               ========
Shares used in per share calculation                                23,193                 25,435
                                                                  ========               ========

Net income (loss) per share - diluted                             ($  0.28)              $   0.34
                                                                  ========               ========
Shares used in per share calculation                                23,193                 28,349
                                                                  ========               ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                December 31,             March 31,
                                                                ------------             ---------
                                                                   1999                    2000
                                                                -----------             -----------
                                                                (unaudited)             (unaudited)
Current assets:
      Cash and cash equivalents                                 $   1,223                $ 198,551
      Accounts receivable, net                                     33,285                   56,442
      Accounts receivable from related parties                      5,573                    6,037
      Inventories, net                                             29,766                   40,153
      Other current assets                                          3,341                    4,487
                                                                ---------                ---------
           Total current assets                                    73,188                  305,670

Equipment, furniture and fixtures, net                             11,131                   12,141
Other assets                                                        4,487                    4,193
                                                                ---------                ---------
           Total assets                                         $  88,806                $ 322,004
                                                                =========                =========

                                   LIABILITIES
Current liabilities:
      Borrowings under line of credit facility
                                                                   19,287                       --
      Trade accounts payable                                       19,207                   27,932
      Accrued expenses and other liabilities                        4,707                   10,580
      Deferred revenue                                              4,144                    8,977
                                                                ---------                ---------
           Total current liabilities                               47,345                   47,489

Other liabilities                                                     446                      446
                                                                ---------                ---------
           Total liabilities                                       47,791                   47,935
                                                                ---------                ---------

                              SHAREHOLDERS' EQUITY
Common stock                                                       60,570                  283,980
Retained earnings (accumulated deficit)                           (19,555)                  (9,911)
                                                                ---------                ---------
      Total shareholders' equity                                   41,015                  274,069
                                                                ---------                ---------
           Total liabilities and shareholders' equity           $  88,806                $ 322,004
                                                                =========                =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Three months ended March 31,
                                                                                 --------------------------------
                                                                                    1999                 2000
                                                                                 -----------          -----------
                                                                                 (unaudited)          (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                           ($  6,577)           $   9,644
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation /amortization                                                      1,112                1,315
     Provision for doubtful accounts receivable                                         42                   25
     Provision for excess and obsolete inventories and write down to market            224                1,593
     (Gain) loss on sale of equipment                                                    1                    1
     Changes in operating assets and liabilities:
        Accounts receivable                                                         (2,039)             (23,182)
        Accounts receivable from related parties                                       729                 (464)
        Inventories                                                                     (5)             (11,980)
        Other current and noncurrent assets                                           (107)              (1,146)
        Trade accounts payable                                                       4,480                8,725
        Accrued expenses and other current liabilities                                 926                5,873
        Deferred revenue                                                                86                4,833
                                                                                 ---------            ---------
             Net cash provided by (used in) operating activities                    (1,128)              (4,763)
                                                                                 ---------            ---------

Cash flows from investing activities:
     Acquisition of furniture, fixtures and equipment                                 (566)              (2,032)
     Sales and maturities of available-for-sale investments                            851                   --
                                                                                 ---------            ---------
             Net cash provided by (used in) investing activities                       285               (2,032)
                                                                                 ---------            ---------

Cash flows from financing activities:
     Borrowings under line of credit facility                                           --               39,750

     Repayments under line of credit facility                                           --               (59,037)

     Issuance of shares of common stock                                                367              223,410
     Other                                                                             (37)                  --
                                                                                 ---------            ---------
             Net cash provided by (used in) financing activities                       330              204,123
                                                                                 ---------            ---------
                Net increase (decrease) in cash and cash equivalents                  (513)             197,328
Cash and cash equivalents at beginning of period                                    23,007                1,223
                                                                                 ---------            ---------
Cash and cash equivalents at end of period                                       $  22,494            $ 198,551
                                                                                 =========            =========

Supplemental Disclosure of Cash Flow Information:
Cash received during the period for interest                                     $     251            $     17
Cash paid during the period for interest                                         $      --            $    444
Net cash paid (received) during the period for income taxes                      $      --            $      3



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 2000 (UNAUDITED):

1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

     The year-end balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The impact of SFAS 133 on our consolidated financial statements has not yet been determined.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the second quarter of 2000 to comply with the guidance in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

2. Computation of Net Income (Loss) Per Share

     We have computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the income by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

A reconciliation of the numerator and the denominator of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

                                                                            Three months
                                                                           ended March 31,
                                                             1999               2000
                                                           -------            -------
Numerator - basic and dilutive:
     Net income (loss)                                     ($6,577)           $ 9,644
                                                           =======            =======
Denominator - Basic:
     Weighted average common stock outstanding              23,193             25,435
                                                           =======            =======

Net income (loss) per share - basic                        ($ 0.28)           $  0.38
                                                           =======            =======

Denominator - diluted:
     Weighted average common and common
     equivalent shares                                      23,193             28,349
                                                           =======            =======

Diluted net income (loss) per share                        ($ 0.28)           $  0.34
                                                           =======            =======

     Stock options to purchase approximately 914,000 shares of common stock were outstanding as of March 31, 1999. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 1999 because we had a net loss for that period. Anti-dilutive stock options to purchase approximately 7,000 shares of common stock were excluded from the computation of diluted net income per share for the three months ended March 31, 2000 because the exercise price of the options exceeded the average fair market value of the stock for the three months ended March 31, 2000.

3. Inventories (in thousands):

     Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value). Inventories at March 31, 2000 and March 31, 1999 are as follows:

                                    December 31,         March 31,
                                    ------------         ---------
                                        1999               2000
                                      -------             -------
Raw Material                          $ 6,855             $18,130
Work in process
                                       19,338              18,466
Finished goods
                                        3,573               3,557
                                      -------             -------
                                      $29,766             $40,153
                                      =======             =======

4. Recent Financing

     We commenced a public offering on March 21, 2000 pursuant to a Registration Statement on Form S-3 (File No. 333-30996) declared effective on March 21, 2000. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston and Salomon Smith Barney Inc. In the offering, we sold an aggregate of 4,025,000 shares of our common stock at a price per share of $64.00. The aggregate proceeds from the offering were $257.6 million. We paid expenses of approximately $14.7 million, of which approximately $13.5 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were approximately $242.9 million, of which $31.8 million was received subsequent to March 31, 2000 upon the exercise of an option by the underwriters.

     On March 28, 2000, we sold and issued to Acer Investment Worldwide Incorporated 168,000 shares of our common stock, at a purchase price of $64.00 per share, in a private placement. The aggregate offering proceeds were approximately $10.8 million. No underwriter or placement agent was involved in the transaction.

5. Contingencies

     On January 3, 1996, Atmel Corporation sued us in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that we willfully infringed on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that we infringed the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

     On two of the six patents, the District Court granted in our favor a summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was reversed by the Federal Circuit. Thus, four patents remain at issue in Atmel's District Court case against us. That case has been stayed, and Atmel has not requested a trial date.

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

     As to two of these five patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court above. As to another two patents, the Administrative Law Judge, or ALJ, which makes recommendations to the ITC, has ruled that we did not infringe. This ruling has yet to be confirmed by the ITC, which is free to adopt or reject the ALJ's findings. As to the fifth patent, the ALJ held a hearing, which concluded on February 17, 2000, to determine if it was invalid due to failure to name an inventor, and whether or not Atmel committed inequitable conduct in its dealings with the Patent and Trademark Office when it attempted to add a co-inventor. We expect that the ALJ will rule on this issue sometime in May, and make a recommendation to the ITC.

     Any final decisions by the ITC will not be dispositive because Atmel can still pursue its claims in the District Court action. Any decisions by the ITC are not binding on the District Court. We intend to vigorously defend ourselves against these actions.

     On July 31, 1998, we filed suit against Winbond Electronics Corporation in the U.S. District Court for the Northern District of California, San Jose Division. Winbond has answered the complaint and has counter-claimed. Since then, the parties have amended the complaint and the answer and counterclaim. As of February 24, 2000, we have asserted eight causes of action, including breach of contract, misappropriation of trade secrets and other contractual and tortious claims. Our suit seeks damages and equitable remedies to prevent Winbond from using any of our technology.

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

     On April 17 and 21, 2000, respectively, the District Court granted our motions for partial summary judgment on Winbond's restitution counterclaim and defense of contract modification by course-of-dealing. On May 1, 2000, Winbond announced its intention to pursue, as part of its defense, certain allegations that we do not own the licensed technology and that we have committed antitrust violations. We believe that the substantive allegations in the Winbond counter-claims are without merit and we intend to vigorously defend ourselves against the action. We intend to vigorously pursue our complaint. The trial is set for September 27, 2000.

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

6. Line of Credit

     As of March 31, 2000 we had no borrowings on our line of credit, as some of the proceeds from the public offering described in Note 4 were used to pay off this credit facility. However, we continue to have access to this facility should we need it. As of March 31, 2000 our available credit was for $50 million, dropping back down to $40 million from April 1, 2000 through May 31, 2000, thereafter reducing to $25 million until September, 2002. Borrowing is limited to 80% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $10 million sub-agreement to this line. Therefore, as of March 31, 2000 our actual borrowing available under this line was $35 million. The funds in excess of $25 million are available only if certain profitability covenants are met. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of March 31, 2000 we were in compliance with the covenants of this agreement.

7. Segment Information

     Our business has two reportable segments: Flash Products and Technology Licensing, based on our method of internal reporting. The tables below present information about the reportable segments (in thousands):

Three months ended March 31, 2000:
                      Flash       Technology
                    Products       Licensing       Total
                  -------------- -------------- -------------
Revenues           $  61,813       $    501      $ 62,314
Gross profits      $  25,338       $    501      $ 25,839

Three months ended March 31, 1999:
                      Flash       Technology
                    Products       Licensing       Total
                  -------------- -------------- -------------
Revenues           $  17,793       $    535      $ 18,328
Gross profits       $    814       $    535      $  1,349

We do not allocate operating expenses, interest income or expense, other income, net or the provision for (benefits from) income taxes to these segments for internal reporting purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors which are difficult to forecast and can materially affect our quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in our stock price. Please refer to the section below entitled "Business Risks".

Overview

     We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets.

     Historically, the semiconductor industry has been cyclical, alternately experiencing periods of over-supply and increased demand. In the first quarter of 2000 we continued to experience significant demand for our products. During 1999, the semiconductor industry transitioned from a period of over-supply to a period of increased demand, resulting in an industry-wide shortage of flash memory product. From late 1996 through mid-1999, selling prices of our product declined significantly. Selling prices of semiconductor products have generally declined over time and are expected to continue to decline over the long term, principally due to increased market competition. Since the second half of 1999, we were able to increase the selling price of many of our products as the industry shifted to a period of industry-wide shortage. This trend may not continue and prices may not remain stable. In addition, the current market environment may constrain our ability to obtain wafers to manufacture our products, which may also impair our profitability.

     We derived 75.9% of our product revenues for the three month period ended March 31, 2000 and 80.9% of our product revenues during 1999 from product shipments to Asia. Additionally, our major wafer suppliers and packaging and testing subcontractors are all located in Asia. During 1998 and 1997, several Asian countries where we do business, including Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and, therefore, our ability to collect payments from these customers. In September 1999, Taiwan experienced a major earthquake. The resulting disruption to the manufacturing operations in the wafer foundries and assembly and testing subcontractors that we use in Taiwan negatively impacted our revenues and operating results during the fourth and third quarter of 1999.

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

     Direct sales to customers are recognized upon shipment net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that the merchandise is sold by the distributor.

     Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period we have historically enhanced and developed refinements to the technology, generally three years, the upgrade period, or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed and determinable and collection of the fee is probable. From time to time, we reexamine the estimated upgrade period relating to license technology to determine if a change in the estimated update period is needed. Revenues from license or other technology arrangements where we are not continuing to enhance and refine the technology or are not obligated to provide unspecified enhancement is recognized upon delivery, if the fee is fixed and determinable and collection of the fee is probable.

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

Results of Operations: Quarter Ended March 31, 2000

Net Revenues

     Net revenues were $62.3 million for the three months ended March 31, 2000 as compared to $48.3 million in the fourth quarter of 1999 and $18.3 million for the three months ended March 31, 1999. The increase from both the fourth quarter and the first quarter of 1999 as compared to the first quarter of 2000 was due to increased shipment volume of new and existing products and due to increased average selling prices in the second half of 1999 and the first quarter of 2000. Our quarterly results are not indicative of annual results and we may not continue to experience recent rates of growth in revenues and earnings.

     Product Revenues. Product revenues were $61.8 million in the first quarter of 2000 as compared to $47.5 million in the fourth quarter of 1999 and $17.8 million for the first quarter of 1999. The increase from both quarters was due to shipments of over 30 new products that we introduced in the second half of 1998 and the first half of 1999. Approximately 66.9% of product revenues in the first quarter of 2000 were from shipments of new products, as compared to 55.5% in the fourth quarter of 1999 and 9.5% for the first quarter of 1999. In addition, the weighted average selling price across all products increased 3.1% since the fourth quarter of 1999 and 18.8% since the first quarter of 1999. Gross unit shipments increased approximately 34.5%% from the fourth quarter of 1999 and approximately 206.8% from the first quarter of 1999.

     License Revenues. Revenues from license fees and royalties were $0.5 million in the first quarter of 2000, as compared to $0.8 million in the fourth quarter of 1999 and $0.5 million in the first quarter of 1999. We anticipate that license revenues will fluctuate significantly in the future.

Gross Profit

     Gross profit was $25.8 million, or 41.5% of net revenues, in the first quarter of 2000, as compared to $14.6 million or 30.3% of net revenues for the fourth quarter of 1999 and $1.3 million, or 7.4% of net revenues, in the first quarter of 1999. Gross profit increased from both 1999 quarters to the first 2000 quarter due to increased unit shipments from existing cost-reduced products, increased shipments of new, higher margin products, and increasing average selling prices on both older and newer products.

Operating Expenses

     Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $15.3 million or 24.6% of net revenues in the first quarter of 2000, $9.2 million or 19.1% of net revenues in the fourth quarter of 1999, and $8.1 million or 44.4% of net revenues in the first quarter of 1999. The increase in absolute dollars was due to hiring additional personnel, annual salary increases and profit sharing, and the development of new products and infrastructure. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

     Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products and quality assurance activities. These costs consist primarily of employee salaries, benefits and the cost of outside resources that supplement the internal development team. Research and development expenses were $8.1 million or 13.0% of net revenues during the first quarter of 2000 as compared to $4.4 million or 9.1% of net revenues for the fourth quarter of 1999 and $4.7 million or 25.8% of net revenues during the first quarter of 1999. Research and development expenses increased 83.3% from the fourth quarter of 1999 due primarily to a $1.3 million increase in salaries, profit sharing and expenses related to increased engineering headcount and annual raises from quarter to quarter, a $1.5 million increase in wafer, mask and tooling charges related to new product development in the first quarter, and $0.4 million increase in occupancy expenses due to additional space leased during the quarter. Research and development expenses increased 70.6% from the first quarter of 1999 due to increased personnel costs (salaries, payroll taxes, benefits, and profit sharing), increased wafer, mask and tooling charges for new product development, and increased occupancy costs. We expect research and development expenses to continue to increase in absolute dollars.

     Sales and marketing. Sales and marketing expenses consist of salaries, commission to manufacturers representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $4.6 million or 7.4% of net revenues in the first quarter of 2000 as compared to $3.5 million or 7.3% of net revenues in the fourth quarter of 1999 and $2.2 million or 12.0% of net revenues during the first quarter of 1999. Sales and marketing expenses increased 30.8% from the fourth quarter of 1999 and also increased 110.6% as compared to the first quarter of 1999 due to increased commissions owed on higher product revenues, increased salaries and related expenses, increased building occupancy costs due to the lease of additional space, and increased freight and product sample charges. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our sales and marketing efforts and as our revenues increase.

     General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $2.6 million or 4.2% of net revenues in the first quarter of 2000 as compared to $1.3 million or 2.6% of net revenues during the fourth quarter of 1999. General and administrative expenses were $1.2 million or 6.6% of net revenues during the first quarter of 1999. Expenses increased 106.7% from the fourth quarter of 1999 and 118.8% from the first quarter of 1999 due to increased legal, salary and profit sharing, and recruiting expenses, and also due to the depreciation associated with our new Oracle ERP system which we implemented in January 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We expect to incur additional expenses in connection with the Winbond litigation and may incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

     Interest and Other Income. Interest and other income was approximately $18,000 for the first quarter of 2000, $31,000 for the fourth quarter of 1999 and $251,000 for the first quarter of 1999. Interest income decreased from the first quarter of 1999 as cash, cash equivalents, and short-term investments decreased throughout 1999 and the first quarter of 2000. On March 27, 2000 a public offering was completed.

     Interest Expense. Interest expense was approximately $444,000 for the first quarter of 2000, $138,000 for the fourth quarter of 1999 and $0 for the first quarter of 1999. Interest expense increased due to interest charges incurred as we borrowed against our line of credit.

Provision for (Benefit from) Income Taxes

     Income tax provision of $427 thousand in the first quarter of 2000 consists of a 2% tax rate on income before taxes, adjusted for temporary differences, plus all foreign tax expense paid during the first quarter of 2000. The deferred tax asset, relating to cumulative net operating losses incurred in previous years, continues to be offset by a full valuation allowance. We will provide a full valuation allowance against our deferred tax asset until such time as evidence shows that the deferred tax asset is more likely than not to be recovered.

Segment Reporting

     Our business has two segments: flash products and technology licensing. Flash products comprise our standard flash memory products, our application-specific memory products, flash embedded controllers and mass storage products. Technology licensing comprises design service fees, technical consultation fees, license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications. For the three month period ended March 31, 2000, revenues and gross profit from the flash products segment was $61.8 million and $25.3 million, respectively, and revenues and gross profit from the technology licensing segment was $0.5 million and $0.5 million, respectively. For the quarter ended December 31, 1999, revenues and gross profits from the flash products segment was $47.5 million and $13.8 million, respectively, and revenues and gross profit from the technology licensing segment was $0.8 million and $0.8 million, respectively. For the three month period ended March 31, 1999, revenues and gross profit from the flash products segment was

$17.8 million and $0.8 million, respectively, and revenues and gross profit from the technology licensing segment was $0.5 million and $0.5 million, respectively.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established a new model for accounting for derivative and hedging activities. In July, 1999 the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The impact of SFAS 133 on our consolidated financial statements has not yet been determined.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the second quarter of 2000 to comply with the guidance in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

     Operating activities. Our operating activities used cash of $4.8 million for the three month period ended March 31, 2000 as compared to $1.1 million for the three month period ended March 31, 1999. The cash used in operating activities for the three month period ended March 31, 2000 related primarily to increased accounts receivable and accounts receivable from related parties of $23.6 million and increased inventories of $12.0 million related to our production ramp and increased shipment volume. This cash use was partially offset by our net income of $9.6 million, noncash adjustments of $2.9 million primarily relating to depreciation and amortization of $1.3 million and provision for excess and obsolete inventory of $1.6 million and increased trade accounts payable, accrued expenses and deferred revenue of $19.4 million. The cash used in operating activities for the three month period ended March 31, 1999 consisted of a net loss of $6.6 million and increased receivables of $2.0 million partially offset by non-cash adjustments and increased to payables and accrued expenses of $6.9 million. The higher increase in accounts receivable is primarily a result of an 240% increase in net revenues in the current quarter from the comparable quarter of 1999. Inventories increased $12.0 million for the three month period ended March 31, 2000, compared to an increase of $5,000 for the three month period ended March 31, 1999 as a result of our recent efforts to build inventory of our newer products in order to meet increasing customer demand. We anticipate that additional new product introductions in 2000 will require additional working capital. Deferred revenue increased $4.8 million for the three month period ended March 31, 2000, compared to an increase of $86,000 for the three month period ended March 31, 1999, due to increased sales to distributors in the first quarter of 1999.

     Investing activities. Our investing activities used cash of $2.0 million for the three month period ended March 31, 2000, as compared to providing cash of $285,000 for the first quarter in 1999. Capital expenditures were $2.0 million for the current three month period, compared to $566,000 for the same period of 1999. The increase in capital expenditures related primarily to information technology (IT) infrastructure and related consulting costs incurred of approximately $1.7 million. We anticipate additional expenditures of $0.7 million relating to IT infrastructure improvements before the end of 2000. For the three month period ended March 31, 1999, the net sale or maturity of short-term investments provided cash of approximately $851,000, compared to $0 for the three month period ended March 31, 2000. We had no short-term investments for the quarter ended March 31, 2000.

     Financing activities. Our financing activities provided cash of approximately $204.1 million during the three month period ended March 31, 2000. The cash provided was primarily from the issuance of common stock for $223.4 million and relates to net proceeds from a public offering in which we issued and sold 3,500,000 shares of common stock, a private placement in which we issued and sold 168,000 shares of common stock, and $1.6 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset set by the repayment of our entire line of credit at the end of March.

     Principal sources of liquidity at March 31, 2000 consisted of $198.6 million of cash and cash equivalents. As of March 31, 2000 we had no borrowings on our line of credit, as some of the proceeds from the secondary offering described above were used to pay off this credit facility. However, we continue to have access to this facility should we need it. As of March 31, 2000 our available credit was for $50 million, dropping back down to $40 million from April 1, 2000 through May 31, 2000, thereafter is reduced to $25 million until September, 2002. Borrowing is limited to 80% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $10 million sub-agreement to this line. Therefore, as of March 31, 2000 our actual borrowing available under this line was $35 million. The funds in excess of $25 million are available only if certain profitability covenants are met. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of March 31, 2000 we were in compliance with the covenants of this agreement.

     We believe that our cash balances, together with funds expected to be generated from operations and the line of credit availability, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms.

Business Risks

                          Risks Related to Our Business

Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Our recent growth may not be sustainable, and you should not use our past financial performance to predict future operating results or stock performance. We have incurred net losses for the past three fiscal years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

     o the availability, timely deliverability and cost of wafers from our suppliers;

     o the routings through which our products are manufactured, pricing differences among suppliers for the same services, and resulting fluctuations in the actual costs and gross margins to produce products;

     o competitive pricing pressures and related changes in average selling prices;

     o fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;

     o new product announcements and introductions of competing products by us or our competitors;

     o    product obsolescence;

     o    lower of cost or market inventory adjustments;

     o unpredictability of changes in demand for, or in the mix of, our products;

     o    the gain or loss of significant customers;

     o    market acceptance of products utilizing our SuperFlash(R)technology;

     o changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;

     o    exchange rate fluctuations;

     o general economic, political and environmental-related conditions, such as natural disasters;

     o difficulties in forecasting, planning and management of inventory levels;

     o unanticipated research and development expenses associated with new product introductions; and

     o    the timing of significant orders and of license and royalty revenue.

A downturn in the market for consumer products such as personal computers and cellular telephones that incorporate our products can also harm our operating results.

We typically receive and fulfill a majority of our orders within the quarter, with a substantial portion occurring during the last month of the quarter. One reason for this is that our products are primarily sold to large manufacturers, which typically place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls, until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, our costs consist of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations could harm our business.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements which could cause our revenues to decline.

We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers, and sorted die, from a limited number of suppliers. During all of 1999 and the first quarter of 2000, substantially all of our products were manufactured by two foundries, Sanyo Electric Co., Ltd., in Japan and Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan. We anticipate that these foundries will continue to manufacture the majority of our products in 2000. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results.

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

To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with water fabrication companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing,

If our foundries fail to achieve acceptable wafer manufacturing yields, we will experience higher costs of revenues and reduced product availability.

The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor companies that supply our wafers sometimes have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the wafers are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore we rely on independent foreign foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which would harm out operating results.

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

Our dependence on third-party subcontractors to assemble and test our products subjects us to a number of risks, including an inadequate supply of products, higher costs of materials, and sudden fluctuations in gross margins resulting from changes in capacity among different subcontractors.

We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

o    reduced control over delivery schedules and quality;

o    the potential lack of adequate capacity during periods of strong demand;

o    difficulties selecting and integrating new subcontractors;

o    limited warranties on products supplied to us;

o    potential increases in prices due to capacity shortages and other factors;
     and

o    potential misappropriation of our intellectual property.

These risks may lead to increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships. In addition, different subcontractors may charge us different prices for performing the same service or providing the same product. Our subcontractors also experience sudden changes in their capacity for assorted reasons. As a result, the actual costs to produce the same product may experience significant variation depending on how the manufacturing process is routed among subcontractors at any given point in time. This results in significant fluctuations in gross margins from month to month and from quarter to quarter which are not predictable and which can have a sudden and negative effect on the financial results of operations at any point in time.

Our growth depends upon our ability to commercialize products for communications and consumer electronics applications.

During all of 1999 and the first quarter of 2000, the majority of our revenues came from Internet Computing and Digital Consumer applications. However, Networking and Wireless communications applications are central to our growth strategy. We believe that products for these applications will encounter intense competition and be highly price sensitive. While we are currently developing and introducing new products for these applications, we cannot assure you that these products will reach the market on time, will satisfactorily address customer needs, will be sold in high volume, or will be sold at profitable margins

Our operating expenses are relatively fixed, and we order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our revenue projections. We may experience revenue shortfalls for the following reasons:

o significant pricing pressures that occur because of declines in selling prices over the life of a product;

o sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and

o    the reduction, rescheduling or cancellation of customer orders.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our memory products, which presently account for substantially all of our revenues, compete principally against products offered by Intel, Advanced Micro Devices, Atmel, STMicroelectronics, Sanyo, Winbond Electronics and Macronix. If we are successful in developing our high density products, these products will compete principally with products offered by Intel, Advanced Micro Devices, Fujitsu, Hitachi, Sharp, Samsung Semiconductor, SanDisk and Toshiba, as well as any new entrants to the market.

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

The markets for our products are characterized by:

o    rapidly changing technologies; o evolving and competing industry standards;

o changing customer needs; o frequent now product introductions and enhancements;

o    increased integration with other functions; and

o    rapid product obsolescence.

To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop now products that meet their changing needs.

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

We are highly dependent on Bing Yeh, our President and Chief Executive Officer, as well as the other principal members of our management and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could ham our business.

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

In addition to the Atmel, Intel and Winbond actions, we receive from time to time, letters or communications from other companies stating that such companies have patent rights which involve our products. Since the design of all of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a negative effect on our operating results.

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

During 1999 and the first quarter of 2000, our export product and licensing revenues accounted for approximately 89.1% and 83.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

o    difficulties in complying with regulatory requirements and standards;

o    tariffs and other trade barriers;

o    costs and risks of localizing products for foreign countries;

o    reliance on third parties to distribute our products;

o    longer accounts receivable payment cycles;

o    potentially adverse tax consequences;

o    limits on repatriation of earnings; and

o    burdens of complying with a wide variety of foreign laws.

We derived 80.9% and 75.9% of our product revenue from Asia during 1999 and the first quarter of 2000 respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

Because a small number of customers have accounted for, and are likely to continue to account for, a substantial portion of our revenues, our revenues could decline due to the loss of one of these customers.

More than half of our revenues come from a small number of customers. For example, product sales to our top 10 customers accounted for approximately 57% and 49.8%, respectively, of our product revenues for 1999 and the first quarter of 2000, respectively. One customer accounted for 12% and 13.1% of product sales in 1999 and the first quarter of 2000. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

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

To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We have in place a credit agreement Foothill Capital Credit Corporation to provide additional capital to support potential on-going working capital requirements. We may continue to borrow under this credit facility for some time. During the quarter ended March 31, 2000 we sold shares of our common stock to raise funds for working capital and general corporate purposes. We may sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

We depend on manufacturers' representatives and distributors to generate a majority of our revenues.

We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. Two of our manufacturers' representatives are responsible for substantially all of our sales in Taiwan, which accounted for 28.3% and 29.1% of our product revenues during 1999 and the first quarter of 2000, respectively. One manufacturers' representative accounted for substantially all of our sales in China, including Hong Kong, during 1999 and the first quarter of 2000, which accounted for 24.4% and 21.0% of our total product revenues during 1999 and the first quarter of 2000, respectively. The loss of any of these manufacturers' representatives, or any other significant manufacturers' representative or distributor could seriously harm our operating results by impairing our ability to sell our products.

Our growth continues to place a significant strain on our management systems and resources and if we fail to manage our growth, our ability to market and sell our products and develop new products may he harmed.

Our business is experiencing rapid growth which has strained our internal systems and will require us to continuously develop sophisticated information management systems in order to manage the business effectively. Although we completed the implementation of an Oracle enterprise resource planning and management system for our operations during the first quarter of 2000, a period of stabilization is expected. We also plan to implement a supply-chain management system and a vendor electronic data interface system during this year. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address our expected growth, or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be seriously harmed. If we fail to successfully implement the Oracle enterprise resource planning and management system, our business may suffer severe inefficiencies that may adversely impact the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derived substantially all of our revenues in 1998, continued to suffer from excess capacity in 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and the first quarter of 2000, if they were to resume our growth and operating results would be harmed.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1999 and the first quarter of 2000, this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the Japanese economy could impair the value of our investment in our Japanese affiliate. If we consider the value of Silicon Technology, in which we have a 14% interest, to be impaired, we would write off, or expense some or all of our approximately $939,000 investment.

     At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents or increase any interest expense owed on the line of credit facility. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material. Currently, we do not hedge these interest rate exposures.

PART II

Item 1. Legal Proceedings

On January 3, 1996, Atmel Corporation sued us in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that we willfully infringed on five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that we infringed the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

On two of the six patents, the District Court granted in our favor a summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was reversed by the Federal Circuit. Thus, four patents remain at issue in Atmel's District Court case against us. That case has been stayed, and Atmel has not requested a trial date.

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

As to two of these five patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court above. As to another two patents, the Administrative Law Judge, or ALJ, which makes recommendations to the ITC, has ruled that we did not infringe. This ruling has yet to be confirmed by the ITC, which is free to adopt or reject the ALJ's findings. As to the fifth patent, the ALJ held a hearing, which concluded on February 17, 2000, to determine if it was invalid due to failure to name an inventor, and whether or not Atmel committed inequitable conduct in its dealings with the Patent and Trademark Office when it attempted to add a co-inventor. We expect that the ALJ will rule on this issue sometime in May, and make a recommendation to the ITC.

Any final decisions by the ITC will not be dispositive because Atmel can still pursue its claims in the District Court action. Any decisions by the ITC are not binding on the District Court. We intend to vigorously defend ourselves against these actions.

On July 31, 1998, we filed suit against Winbond Electronics Corporation in the U.S. District Court for the Northern District of California, San Jose Division. Winbond has answered the complaint and has counter-claimed. Since then, the parties have amended the complaint and the answer and counterclaim. As of February 24, 2000, we have asserted eight causes of action, including breach of contract, misappropriation of trade secrets and other contractual and tortious claims. Our suit seeks damages and equitable remedies to prevent Winbond from using any of our technology.

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

On April 17 and 21, 2000, respectively, the District Court granted our motions for partial summary judgment on Winbond's restitution counterclaim and defense of contract modification by course-of-dealing. On May 1, 2000, Winbond announced its intention to pursue, as part of its defense, certain allegations that we do not own the licensed technology and that we have committed antitrust violations. We believe that the substantive allegations in the Winbond counter-claims are without merit and we intend to vigorously defend ourselves against the action. We intend to vigorously pursue our complaint. The trial is set for September 27, 2000.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities. On March 28, 2000, we sold and issued to Acer Investment Worldwide Incorporated 168,000 shares of our common stock, at a purchase price of $64.00 per share, in a private placement. The aggregate offering proceeds were approximately $10.8 million. No underwriter or placement agent was involved in the transaction. The sale of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K, as amended, for the year ended December 31, 1999.

Exhibit
Number                     Description

27                         Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2000: None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of May, 2000.

                             SILICON STORAGE TECHNOLOGY, INC.


                               By:

                               /s/ BING YEH
                               ----------------------------------------
                               Bing Yeh
                               President, Chief Executive Officer
                                 and Director (Principal Executive
                                 Officer)


                               /s/ JEFFREY L. GARON
                               ---------------------------------------
                               Jeffrey L. Garon
                               Vice President Finance & Administration,
                                  Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)