Form 10-Q
period 2000-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2000-08-07
CIK 855906

================================================================================
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, July 28, 2000: 29,742,767.

--------------------------------------------------------------------------------
================================================================================

                        SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:
                  Condensed Consolidated Statements of Operations.............................................3
                  Condensed Consolidated Balance Sheets.......................................................4
                  Condensed Consolidated Statements of Cash Flows.............................................5
                  Notes to Condensed Consolidated Financial Statements........................................6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................12


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................24


Part II - OTHER INFORMATION


         Item 1.  Legal Proceedings ..........................................................................25

         Item 4.  Submission of Matters to a Vote of Security Holders.........................................26

         Item 6.  Exhibits and Reports on Form 8-K............................................................27


                                                      PART I
                                                      ------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            --------------------------------     ------------------------------
                                                 1999             2000               1999            2000
                                            ---------------- ---------------     -------------- ---------------
                                              (unaudited)     (unaudited)         (unaudited)    (unaudited)
Net revenues:
     Product revenues - non-related parties         $15,366        $ 92,306          $  30,045        $147,976
     Product revenues - related parties               5,067           9,770              8,181          15,913
     License                                          2,558           1,110              3,093           1,611
                                            ---------------- ---------------     -------------- ---------------
       Total net revenues                            22,991         103,186             41,319         165,500
Cost of revenues                                     18,025          57,084             35,004          93,559
                                            ---------------- ---------------     -------------- ---------------
Gross profit                                          4,966          46,102              6,315          71,941
                                            ---------------- ---------------     -------------- ---------------

Operating expenses:
     Research and development                         4,479           9,181              9,213          17,257
     Sales and marketing                              2,268           5,876              4,465          10,503
     General and administrative                          39           3,680              1,245           6,319
     In-process research and development              2,011               -              2,011               -
                                             ---------------- ---------------     -------------- ---------------
       Total operating expenses                       8,797          18,737             16,934          34,079
                                            ---------------- ---------------     -------------- ---------------
Income (loss) from operations                        (3,831)         27,365            (10,619)         37,862
Interest income                                         235           3,020                505           3,038
Interest expense                                         (9)           (101)               (36)           (545)
Other income, net                                         -              62                  8              62
                                            ---------------- ---------------     -------------- ---------------
Income (loss) before provision for
     (benefit from) income taxes                     (3,605)         30,346            (10,142)         40,417
Provision for (benefit from) income taxes                25           7,810                 65           8,237
                                            ---------------- ---------------     -------------- ---------------
Net income (loss)                                   ($3,630)       $ 22,536           ($10,207)       $ 32,180
                                            ================ ===============     ============== ===============

Net income (loss) per share - basic                  ($0.15)          $0.76             ($0.44)       $   1.17
                                            ================ ===============     ============== ===============
Shares used in per share calculation                 23,656          29,584             23,425          27,510
                                            ================ ===============     ============== ===============

Net income (loss) per share - diluted                ($0.15)       $   0.71             ($0.44)       $   1.07
                                            ================ ===============     ============== ===============
Shares used in per share calculation                 23,656          31,947             23,425          30,148
                                            ================ ===============     ============== ===============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    ASSETS
                                                                        DECEMBER 31,           JUNE 30,
                                                                            1999                 2000
                                                                     --------------------  ------------------
                                                                                              (unaudited)
Current assets:
      Cash and cash equivalents                                                  $ 1,223            $170,632
      Short-term investments                                                           -              21,175
      Accounts receivable, net                                                    33,285              75,161
      Accounts receivable from related parties                                     5,573               9,442
      Inventories, net                                                            29,766              54,525
      Other current assets                                                         3,341               9,361
                                                                     --------------------  ------------------
           Total current assets                                                   73,188             340,296

Equipment, furniture and fixtures, net                                            11,131              13,446
Long-term marketable securities                                                        -              24,838
Other assets                                                                       4,487              20,989
                                                                     --------------------  ------------------
           Total assets                                                          $88,806            $399,569
                                                                     ====================  ==================

                                  LIABILITIES
Current liabilities:
      Borrowings under line of credit facility                                   $19,287            $      -
      Trade accounts payable                                                      19,207              35,804
      Accrued expenses and other liabilities                                       4,707              15,195
      Deferred revenue                                                             4,144              10,557
                                                                     --------------------  ------------------
           Total current liabilities                                              47,345              61,556

Other liabilities                                                                    446                 364
                                                                     --------------------  ------------------
           Total liabilities                                                      47,791              61,920
                                                                     --------------------  ------------------

                             SHAREHOLDERS' EQUITY
Common stock                                                                      60,570             324,968
Accumulated other comprehensive income (loss)                                          -                  56
Retained earnings (accumulated deficit)                                          (19,555)             12,625
                                                                     --------------------  ------------------
      Total shareholders' equity                                                  41,015             337,649
                                                                     --------------------  ------------------
           Total liabilities and shareholders' equity                            $88,806            $399,569
                                                                     ====================  ==================



         The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                      -----------------------------------------
                                                                                             1999                 2000
                                                                                      ------------------- ---------------------
                                                                                         (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          ($10,207)             $ 32,180
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation /amortization                                                                    2,268                 2,855
     Provision for doubtful accounts receivable                                                       32                    25
     Provision for inventory write-downs                                                              24                 1,742
     Deferred income taxes                                                                             -                (1,900)
     Tax benefits from employee stock plans                                                            -                 8,552
     (Gain) loss on sale of equipment                                                                  1                   (62)
     Purchase of in-process research and development                                               2,011                     -
     Changes in operating assets and liabilities:
        Accounts receivable                                                                       (3,774)              (41,901)
        Accounts receivable from related parties                                                    (651)               (3,869)
        Inventories                                                                               (4,336)              (26,500)
        Other current and noncurrent assets                                                          291                (4,180)
        Trade accounts payable                                                                    10,552                16,597
        Accrued expenses and other current liabilities                                              (934)               10,487
        Deferred revenue                                                                           2,140                 6,413
                                                                                      ------------------- ---------------------
             Net cash provided by (used in) operating activities                                  (2,583)                  439
                                                                                      ------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of available for sale investments                                                        -               (45,958)
     Proceeds from sales and maturities of short-term investments                                    851                     -
     Acquisition of furniture, fixtures, and equipment                                            (4,361)               (4,501)
     Proceeds from sale of property and equipment                                                      -                    62
     Investment in equity securities                                                                 110               (17,110)
                                                                                      ------------------- ---------------------
             Net cash provided by (used in) investing activities                                  (3,400)              (67,507)
                                                                                      ------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit facility                                                          -                39,750
     Repayments under line of credit facility                                                          -               (59,037)
     Issuance of shares of common stock                                                              570               255,846
     Other                                                                                           (76)                  (82)
                                                                                      ------------------- ---------------------
             Net cash provided by (used in) financing activities                                     494               236,477
                                                                                      ------------------- ---------------------
                Net increase (decrease) in cash and cash equivalents                              (5,489)              169,409
Cash and cash equivalents at beginning of period                                                  23,007                 1,223
                                                                                      =================== =====================
Cash and cash equivalents at end of period                                                       $17,518              $170,632
                                                                                      =================== =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received during the period for interest                                                     $   505              $  2,225
Cash paid during the period for interest                                                         $     -              $    545
Net cash paid (received) during the period for income taxes                                      $     -              $      3
Common stock issued on acquisition of Linvex                                                     $ 4,794              $      -
Common stock issued on conversion of Linvex liabilities                                          $   476              $      -
Unrealized gain (loss) on securities                                                             $     -              $     56


         The  accompanying  notes  are  an  integral  part  of  these  condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2000
(UNAUDITED):

1.  BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the fourth quarter of 2000 to comply with the guidance in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect. We do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations.

2. COMPUTATION OF NET INCOME (LOSS) PER SHARE

   We have computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the income by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):


                                                          THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------  ------------------------------
                                                            1999              2000           1999             2000
                                                       ----------------   -------------- --------------  --------------
Numerator - basic and dilutive:
     Net income (loss)                                        ($3,630)          $22,536      ($10,207)         $32,180
                                                       ================   ============== ==============  ==============
Denominator - Basic:
     Weighted average common stock outstanding                 23,656            29,584        23,425           27,510
                                                       ================   ============== ==============  ==============

Net income (loss) per share - basic                            ($0.15)            $0.76        ($0.44)         $  1.17
                                                       ================   ============== ==============  ==============

Denominator - diluted:
     Weighted average common and common
     equivalent shares                                         23,656            31,947        23,425           30,148
                                                       ================   ============== ==============  ==============

Diluted net income (loss) per share                            ($0.15)            $0.71        ($0.44)         $  1.07
                                                       ================   ============== ==============  ==============


   Stock options to purchase approximately 1,101,000 shares of common stock were outstanding as of June 30, 1999. These stock options were not included in the computation of diluted net loss per share for the three and six months ended June 30, 1999 because we had net losses for those periods. Anti-dilutive stock options to purchase approximately 22,000 shares of common stock were excluded from the computation of diluted net income per share for the six months ended June 30, 2000 because the exercise price of the options exceeded the average fair market value of the stock for the six months ended June 30, 2000.

3. INVESTMENTS

   We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are custodied with three major financial institutions.

   Our investments comprise U.S., state, and municipal government obligations and foreign and public corporate equity securities. Investments with maturities of less than one year are considered short term and are carried at fair value. Nearly all investments are held in our name. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. At June 30, 2000, substantially all of our investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect. We also have certain investments in non publicly traded companies. These investments are included in "Other Assets" in the balance sheet and are generally carried at cost. The companies invested in during the quarter ended June 30, 2000 are subcontractors to our production process. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

   As of June 20, 2000 investments classified as available-for-sale were as follows (in thousands):


                                                              Amortized        Unrealized         Fair
                                                                Cost           Gain (Loss)        Value
                                                           ----------------   --------------  --------------
Corporate bonds & notes                                         $ 61,840            ($10)         $ 61,830
Government bonds & notes                                          83,822              66          $ 83,888
                                                           ----------------   --------------  --------------
                                                                $145,662            $ 56          $145,718
Less amounts classified as cash equivalents                      (99,705)                          (99,705)
                                                           ----------------   --------------  --------------
         Total short and long-term marketable securities        $ 45,957            $ 56          $ 46,013
                                                           ================   ==============  ==============

Contractual maturity dates for investments:
         Less than 1 year                                                                         $ 21,175
         1 to 5 years                                                                               24,838
                                                                                              --------------
                                                                                                  $ 46,013
                                                                                              ==============

4. INVENTORIES (IN THOUSANDS):

   Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are as follows:


                                                        December 31,        June 30,
                                                            1999              2000
                                                       ----------------   --------------
Raw Material                                                $ 6,855          $15,909
Work in process                                              19,338           29,630
Finished goods                                                3,573            8,986
                                                       ----------------   --------------
                                                            $29,766          $54,525
                                                       ================   ==============


5. RECENT FINANCING

   We commenced a public offering on March 21, 2000 pursuant to a Registration Statement on Form S-3 (File No. 333-30996) declared effective on March 21, 2000. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston and Salomon Smith Barney Inc. In the offering, we sold an aggregate of 4,025,000 shares of our common stock at a price per share of $64.00. The aggregate proceeds from the offering were $257.6 million. We paid expenses of approximately $14.7 million, of which approximately $13.5 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were approximately $242.9 million, of which $31.8 million was received in April, 2000 upon the exercise of an option by the underwriters.

   On March 28, 2000, we sold and issued to Acer Investment Worldwide Incorporated 168,000 shares of our common stock, at a purchase price of $64.00 per share, in a private placement. The aggregate offering proceeds were approximately $10.8 million. No underwriter or placement agent was involved in the transaction.

6. CONTINGENCIES

   On January 3, 1996, Atmel Corporation sued us in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that we willfully infringe five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that we infringe the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

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

   On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringed in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we are obligated to indemnify both to the extent provided in those agreements.

   As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because Atmel intentionally misled the U.S. Patent Office. These rulings are currently under review by the ITC, and are not final unless adopted by the ITC commissioners.

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

   On April 17 and 21, 2000, respectively, the District Court granted our motions for partial summary judgment on Winbond's restitution counterclaim and defense of contract modification by course-of-dealing. On May 1, 2000, Winbond announced its intention to pursue, as part of its defense, certain allegations that we do not own the licensed technology and that we have committed antitrust violations. We believe that the substantive allegations in the Winbond counter-claims are without merit and we intend to vigorously defend ourselves against the action. We intend to vigorously pursue our complaint. The trial is set for January 9, 2001.

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

7. LINE OF CREDIT

   As of June 30, 2000 we had no borrowings on our line of credit, as some of the proceeds from the public offering described in Note 5 were used to pay off this credit facility during the quarter ended March 31, 2000. However, we continue to have access to this facility should we need it. As of June 30, 2000 our available credit was for $25 million. This agreement expires September 2002. Borrowing is limited to 80% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $25 million sub-agreement to this line. Therefore, as of June 30, 2000 our actual credit available under this line was $24.0 million. The line bears interest at a rate of the bank's reference rate (9.5% at June 30, 2000) plus 0.5%. We must pay an unused line fee on the first $5 million of the line at the annual rate of one quarter of one percent on the unused portion. As of June 30, 2000 we were in compliance with the covenants of this agreement.

8. SEGMENT INFORMATION

   Our business has two reportable segments: Flash Products and Technology Licensing, based on our method of internal reporting. The tables below present information about the reportable segments (in thousands):



THREE MONTHS ENDED JUNE 30, 1999:
                      Flash       Technology
                    Products       Licensing        Total
                  -------------- -------------- -------------
Revenues              $20,433        $2,558        $22,991
Gross profits         $ 2,408        $2,558        $ 4,966


THREE MONTHS ENDED JUNE 30, 2000:
                      Flash       Technology
                    Products       Licensing        Total
                  -------------  ------------ -------------
Revenues             $102,076        $1,110        $103,186
Gross profits        $ 44,992        $1,110        $ 46,102


SIX MONTHS ENDED JUNE 30, 1999:
                      Flash       Technology
                    Products       Licensing        Total
                  -------------- -------------- -------------
Revenues              $38,226        $3,093         $41,319
Gross profits         $ 3,222        $3,093         $ 6,315

SIX MONTHS ENDED JUNE 30, 2000:
                     Flash        Technology
                    Products      Licensing      Total
                  -------------  ------------ -------------
Revenues             $163,889        $1,611        $165,500
Gross profits        $ 70,330        $1,611        $ 71,941


We do not allocate operating expenses, interest income or expense, other income, net or the provision for (benefits from) income taxes to these segments for internal reporting purposes.


9. SHAREHOLDERS' EQUITY

   In June 2000, we amended the 1990 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 1,000,000 to 8,750,000 shares.

   In June 2000, we increased the number of authorized shares of Common Stock from 45,000,000 shares to 250,000,000 shares. On June 16, 2000, our Board of Directors approved a 3-for-1 stock split, in the form of a stock dividend, payable to shareholders of record as of July 28, 2000. We anticipate that the dividend will be distributed on or about August 11, 2000. Below are pro forma earnings per share on a post split basis:


                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------  --------------------------------
                                                  1999              2000            1999              2000
                                            ------------------  --------------  --------------   ---------------
Net income (loss)                                    $(3,630)        $22,536        $(10,207)         $32,180
                                            ==================  ==============  ==============   ===============

Net income (loss) per share - basic                   ($0.05)        $  0.25          ($0.15)         $  0.39
                                            ==================  ==============  ==============   ===============
Shares used in per share calculation                  70,968          88,753          70,275           82,530
                                            ==================  ==============  ==============   ===============

Net income (loss) per share - diluted                 ($0.05)        $  0.24          ($0.15)         $  0.36
                                            ==================  ==============  ==============   ===============
Shares used in per share calculation                  70,968          95,842          70,275           90,444
                                            ==================  ==============  ==============   ===============


10. LEASE COMMITMENT

   On June 26, 2000, we entered into an agreement to lease approximately of 92,000 square feet of additional space in Sunnyvale, California. The lease period begins January 1, 2001 and ends April 5, 2010. In connection with the signing of the agreement, the first month's rent of $175,000 was paid to the landlord. Future minimum rental payments at June 30, 2000 are as follows (in thousands):


2001                                                                                $ 2,099
2002                                                                                  2,162
2003                                                                                  2,227
2004                                                                                  2,294
2005 and thereafter                                                                  15,285
                                                                                ------------
                                                                                    $24,067
                                                                                ============

11. COMPREHENSIVE INCOME

Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):


                                                   THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------  ---------------------------
                                                      1999            2000           1999          2000
                                                   ------------   -------------  ------------- -------------
Net income (loss)                                     ($3,630)         $22,536      ($10,207)       $32,180
Unrealized gain (loss) on marketable securities             -               56             -             56
                                                   ------------   -------------  ------------- -------------
Comprehensive income (loss)                           ($3,630)         $22,592      ($10,207)       $32,236
                                                   ============   =============  ============= =============

The components of accumulated other income, net of related tax are as follows (in thousands):

                                                                 DECEMBER 31,                  JUNE 30,
                                                                    1999                        2000
                                                                 ------------                ------------
Unrealized gain (loss) on marketable securities                      $ -                         $56
                                                                 ============                ============

12. INCOME TAXES

During the quarter ended June 30, 2000 we recorded a $1.9 million deferred tax asset relating to differences between the tax basis and the financial basis of our assets, accruals, and allowances.

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

   Historically, the semiconductor industry has been cyclical, alternately experiencing periods of over-supply and increased demand. In the first half of 2000 we continued to experience significant demand for our products. During 1999, the semiconductor industry transitioned from a period of over-supply to a period of increased demand, resulting in an industry-wide shortage of flash memory product. From late 1996 through mid-1999, selling prices of our products declined significantly. Selling prices of semiconductor products have generally declined over time and are expected to continue to decline over the long term, principally due to increased competition and technological developments. Beginning in the second half of 1999 and continuing through the first half of 2000, we were able to increase the selling price of many of our products as the industry shifted to a period of industry-wide shortage. This trend may not continue, and the prices of our products will likely continue to fluctuate and may decline. In addition, the current market environment may constrain our ability to obtain wafers to manufacture our products, which may also impair our profitability.

   We derived 74.9% of our product revenues for the six month period ended June 30, 2000 and 80.9% of our product revenues during 1999 from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia. During 1998 and 1997, several Asian countries where we do business, including Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and, therefore, our ability to collect payments from these customers. In September 1999, Taiwan experienced a major earthquake. The resulting disruption to the manufacturing operations in the wafer foundries and assembly and testing subcontractors that we use in Taiwan negatively impacted our revenues and operating results during the fourth and third quarter of 1999.

   Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer's needs and in our supply of product. Accordingly, our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

   Direct sales to customers are recognized upon shipment, net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that the merchandise is sold by the distributor.

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

RESULTS OF OPERATIONS: QUARTER ENDED JUNE 30, 2000

NET REVENUES

   Net revenues were $103.2 million for the three months ended June 30, 2000 as compared to $62.3 million in the first quarter of 2000 and $23.0 million for the three months ended June 30, 1999. The increase in the second quarter of 2000 from both the first quarter of 2000 and the second quarter of 1999 was due to increased shipment volume of new and existing products and due to increased average selling prices. Our quarterly results are not indicative of annual results and we may not continue to experience recent rates of growth in revenues and earnings. Net revenues were $165.5 million for the six months ended June 30, 2000 as compared to $41.3 million for the comparable period in 1999. The increase from year to year was due to increased shipment volume of new and existing products and due to increased average selling prices.

   PRODUCT REVENUES. Product revenues were $102.1 million in the second quarter of 2000 as compared to $61.8 million in the first quarter of 2000 and $20.4 million for the second quarter of 1999. The increase in the second quarter of 2000 from both the first quarter of 2000 and the second quarter of 1999 was due to shipments of over 50 new products that we have introduced since the second half of 1998. Approximately 79.6% of product revenues in the second quarter of 2000 were from shipments of new products, products introduced since the second half of 1998, as compared to 66.8% in the first quarter of 2000 and 27.4% for the second quarter of 1999. In addition, the net average selling price across all products increased 23.5% since the first quarter of 2000 and has increased 54.1% since the second quarter of 1999. Gross unit shipments increased approximately 29.0% from the first quarter of 2000 and approximately 219.3% from the second quarter of 1999. Product revenues increased to $163.9 million in the first half of 2000 from $38.2 million in the first half of 1999 due to increased shipment volume of new and existing products and due to increased average selling prices from period to period.

   LICENSE REVENUES. Revenues from license fees and royalties were $1.1 million in the second quarter of 2000, as compared to $0.5 million in the first quarter of 2000 and $2.6 million in the second quarter of 1999. Revenues from license fees and royalties were $1.6 million for the six months ended June 30, 2000 as compared to $3.1 million for the six months ended June 30, 1999. We anticipate that license revenues will fluctuate significantly in the future.

GROSS PROFIT

   Gross profit was $46.1 million, or 44.7% of net revenues, in the second quarter of 2000, as compared to $25.8 million or 41.5% of net revenues for the first quarter of 2000 and $5.0 million, or 21.6% of net revenues, in the second quarter of 1999. Gross profit was $71.9 million for the six months ended June 30, 2000 as compared to $6.3 million for the six months ended June 30, 1999. Gross profit increased period to period across all periods due to increased unit shipments from existing cost-reduced products, increased shipments of new, higher margin products, and increasing average selling prices on both older and newer products.

OPERATING EXPENSES

   Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $18.7 million or 18.2% of net revenues in the second quarter of 2000, $15.3 million or 24.6% of net revenues in the first quarter of 2000, and $8.8 million or 38.3% of net revenues in the second quarter of 1999. The increase in absolute dollars from the prior quarter was due to increased profit sharing and increased commissions. The increase from the comparable quarter last year was due to hiring additional personnel, annual salary increases and profit sharing, and the development of new products and infrastructure. Operating expenses increased to $34.1 million for the six months ended
June 30, 2000 from $16.9 million for the comparable period in 1999 due to increased profit sharing and increased commissions. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

   RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products and quality assurance activities. These costs consist primarily of employee salaries, benefits and the cost of outside resources that supplement the internal development team. Research and development expenses were $9.2 million or 8.9% of net revenues during the second quarter of 2000 as compared to $8.1 million or 13.0% of net revenues for the first quarter of 2000 and $4.5 million or 19.5% of net revenues during the second quarter of 1999. Research and development expenses increased 13.7% from the first quarter of 2000 due primarily to a $1.0 million expense for profit sharing and expenses related to increased engineering headcount. Research and development expenses increased 105.0% from the second quarter of 1999 due to increased personnel costs (salaries, payroll taxes, benefits, and profit sharing), increased wafer, mask and tooling charges for new product development, and increased occupancy costs. Research and development expenses increased to $17.3 million for the six months ended June 30, 2000 from $9.2 million for the six months ended June 30, 1999 due to increased personnel costs, as explained above, increased wafer, mask and tooling charges for new product development, and increased occupancy costs. We expect research and development expenses to continue to increase in absolute dollars.

   SALES AND MARKETING. Sales and marketing expenses consist of salaries, commission to manufacturers representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $5.9 million or 5.7% of net revenues in the second quarter of 2000 as compared to $4.6 million or 7.4% of net revenues in the first quarter of 2000 and $2.3 million or 9.9% of net revenues during the second quarter of 1999. Sales and marketing expenses increased 27.0% from the first quarter of 2000 and also increased 159.1% as compared to the second quarter of 1999 due to increased commissions owed on higher product revenues, increased salaries and related expenses, increased building occupancy costs due to the lease of additional space, and increased freight and product sample charges. Sales and marketing expenses increased to $10.5 million for the six months ended June 30, 2000 from $4.5 million for the six months ended June 30, 1999 due to primarily to increased commissions owed on higher product revenues. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our sales and marketing efforts and as our revenues increase.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, information systems costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.7 million or 3.6% of net revenues in the second quarter of 2000 as compared to $2.6 million or 4.2% of net revenues during the first quarter of 2000. General and administrative expenses were $39,000 or 0.2% of net revenues during the second quarter of 1999. Expenses increased 39.4% from the first quarter of 2000 due to increased legal and profit sharing expenses. Expenses increased from the second quarter of 1999 due to increased legal, salary, and recruiting expenses, and also due to the depreciation associated with our new Oracle ERP system which we implemented in January 2000. In addition, during the second quarter of 1999 a lawsuit with Intel was settled, which resulted in the reversal of $1.2 million in legal accruals during that quarter. General and administrative expenses increased to $6.3 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999 due to increased legal, salary and recruiting expenses and due to the impact of the reversal of the legal accruals for the Intel lawsuit noted previously. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We expect to incur additional expenses in connection with the Winbond litigation and may incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

   INTEREST INCOME. Interest income was approximately $3.0 million or 3.0% of net revenues during the second quarter of 2000 as compared to $18,000 for the first quarter of 2000 and $0.2 million during the second quarter of 1999. Interest income increased to $3.0 million for the first half of 2000 from $0.5 million in the first half of 1999. Interest income increased from both quarters and from 1999 to 2000 due to the receipt of cash proceeds from the secondary public offering, which was completed on March 27, 2000 and the underwriters exercise of an option in April 2000.

   INTEREST EXPENSE. Interest expense was approximately $101,000 for the second quarter of 2000, $444,000 during the first quarter of 2000, and $0 for the second quarter of 1999. Interest expense relates to activity under our line of credit and our letter of credit sub-facility. Interest expense decreased from the prior quarter as we ceased to borrow against our line of credit. Interest expense charges will continue in order to maintain the line of credit facility.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

   Our income tax provision of $7.8 million in the second quarter of 2000 consists of a 32% tax rate on income before taxes, reduced for a $1.9 million benefit related to the recognition of our deferred tax asset. The deferred tax asset, relating to differences between the tax basis and the financial basis of our assets, accruals, and allowances, was considered fully recoverable due to our four consecutive quarters of increased profitability. Provision for (benefit from) income taxes increased to $8.2 million for the six months ended June 30, 2000 from $65,000 in the comparable period of 1999 due to income generated in 2000 that was not present in 1999.

SEGMENT REPORTING

   Our business has two segments: flash products and technology licensing. Flash products comprise our standard flash memory products, our application-specific memory products, flash-embedded controllers and mass storage products. Technology licensing comprises design service fees, technical consultation fees, license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications. For the three month period ended June 30, 2000, revenues and gross profits from the flash products segment was $102.1 million and $45.0 million, respectively, and revenues and gross profit from the technology licensing segment was $1.1 million and $1.1 million, respectively. For the three month period ended March 31, 2000, revenues and gross profits from the flash products segment was $61.8 million and $25.3 million, respectively, and revenues and gross profit from the technology licensing segment was $0.5 million and $0.5 million, respectively. For the three month period ended June 30, 1999, revenues and gross profits from the flash products segment was $20.4 million and $2.4 million, respectively, and revenues and gross profit from the technology licensing segment was $2.6 million and $2.6 million, respectively.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the fourth quarter of 2000 to comply with the guidance in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions prior to July 1, 2000 did not have a material effect. We do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES. Our operating activities provided cash of $0.4 million for the six month period ended June 30, 2000 as compared to using cash of $2.6 million for the six month period ended June 30, 1999. The cash provided by operating activities for the six month period ended June 30, 2000 related primarily to net income of $32.2 million and increases in trade accounts payable by $16.6 million, tax benefits from employee stock plans of $8.6 million and increases in accrued expenses and deferred revenue of $16.9 million. Increased accounts receivable and accounts receivable from related parties of $45.8 million and increased inventories of $26.5 million related to our production ramp and increased shipment volume mostly offset the net income and increased payables. In addition, depreciation and amortization of $2.9 million and provision for inventory write-downs of $1.7 million represented adjustments to reconcile net income to cash provided by operating activities. Provision for inventory write-downs represents mostly write-downs to market value. The cash used in operating activities for the six month period ended June 30, 1999 consisted of a net loss of $10.2 million and increased receivables of $4.4 million and increased inventories of $4.3 million partially offset by non-cash adjustments and increased to payables and deferred revenue of $12.7 million. The higher increase in accounts receivable is primarily a result of a 348.8% increase in net revenues in the current quarter from the comparable quarter of 1999. Gross inventories increased $26.5 million for the six month period ended June 30, 2000, compared to an increase of $4.3 million for the six month period ended June 30, 1999 as a result of our recent efforts to build inventory of our newer products in order to meet increasing customer demand. The increase in trade accounts payable also corresponds to our efforts to build inventory. We anticipate that additional new product introductions in 2000 will require additional working capital. Deferred revenue increased $6.4 million for the six month period ended June 30, 2000, compared to an increase of $2.1 for the six month period ended June 30, 1999, due to increased sales to distributors in the first half of 2000.

   INVESTING ACTIVITIES. Our investing activities used cash of $67.5 million for the six month period ended June 30, 2000, as compared to using cash of $3.4 million for the first half of 1999. Of the $67.5 million cash used, $46.0 million was invested in short-term or long-term marketable securities. Capital expenditures were $4.5 million for the current six month period, flat compared to $4.4 million for the same period of 1999. However, cash was used to purchase short and long-term marketable securities during the second quarter of 2000. We also made strategic equity investments during the second quarter of 2000. Capital spending for the second half of the year is currently anticipated at approximately $3.4 million, of which less than $1.0 million relates to information technology infrastructure and supply chain management systems.

   FINANCING ACTIVITIES. Our financing activities provided cash of approximately $236.5 million during the six month period ended June 30, 2000. The cash provided was primarily from the issuance of common stock for $255.8 million and relates to net proceeds from a secondary public offering in which we issued and sold 4,025,000 shares of common stock, a private placement in which we issued and sold 168,000 shares of common stock, and $2.2 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset set by the repayment of our entire line of credit at the end of March.

   Principal sources of liquidity at June 30, 2000 consisted of $191.8 million of cash, cash equivalents, and short-term marketable securities. As of June 30, 2000 we had no borrowings on our line of credit, as some of the proceeds from the secondary offering described above were used to pay off this credit facility during the first quarter of 2000. However, we continue to have access to this facility should we need it. As of June 30, 2000 our available credit was for $25 million. Borrowing is limited to 80% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $25 million sub-agreement to this line. Therefore, as of June 30, 2000 our actual available credit under this line was $24 million. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of June 30, 2000 we were in compliance with the covenants of this agreement.

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

         - the routings through which our products are manufactured, pricing differences among suppliers for the same services, and resulting fluctuations in the actual costs and gross margins to produce products;
         - competitive pricing pressures and related changes in average selling prices;
         - fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;
         - new product announcements and introductions of competing products by us or our competitors;
         -     product obsolescence;
         -     lower of cost or market inventory adjustments;
         - unpredictability of changes in demand for, or in the mix of, our products;
         -     the gain or loss of significant customers;
         - market acceptance of products utilizing our SuperFlash-Registered Trademark- technology;
         - changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
         -     exchange rate fluctuations;
         - general economic, political and environmental-related conditions, such as natural disasters;
         - difficulties in forecasting, planning and management of inventory levels;
         - unanticipated research and development expenses associated with new product introductions; and
         - the timing of significant orders and of license and royalty revenue.

A downturn in the markets for computer, consumer and communications products that incorporate our products can also harm our operating results.

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

We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers, and sorted die, from a limited number of suppliers. During all of 1999 and the first half of 2000, substantially all of our products were manufactured by three foundries, Sanyo Electric Co., Ltd., in Japan, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan, and Samsung Semiconductor, in Korea. We anticipate that these foundries will continue to manufacture the majority of our products in 2000. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results.

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

IF WE ARE UNABLE TO INCREASE OUR MANUFACTURING CAPACITY, OUR REVENUE GROWTH MAY BE CONSTRAINED.

In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. In addition, we have not secured enough capacity to meet demand beyond this year. If we cannot satisfactorily increase our manufacturing capacity, our ability to satisfy our customers will be severely impaired and this may harm our future operating results.

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

OUR GROWTH DEPENDS UPON OUR ABILITY TO COMMERCIALIZE PRODUCTS FOR COMMUNICATIONS AND DIGITAL CONSUMER ELECTRONICS APPLICATIONS.

During all of 1999 and the first half of 2000, the majority of our revenues came from Internet Computing and Digital Consumer applications. However, Networking and Wireless communications applications are central to our growth strategy. We believe that products for these applications will encounter intense competition and be highly price sensitive. While we are currently developing and introducing new products for these applications, we cannot assure you that these products will reach the market on time, will satisfactorily address customer needs, will be sold in high volume, or will be sold at profitable margins.

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

We are highly dependent on Bing Yeh, our President and Chief Executive Officer, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could ham our business.

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

We own 23 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold two patents in Europe, one patent in Germany and additional foreign patent applications have been filed in Europe, Japan, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be seriously harmed by the failure to protect our intellectual property.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

During 1999 and the first half of 2000, our export product and licensing revenues accounted for approximately 89.1% and 82.4% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

We derived 80.9% and 74.9% of our product revenue from Asia during 1999 and the first half of 2000 respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace from time to time. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS.

More than half of our revenues come from a small number of customers. For example, product sales to our top 10 customers accounted for approximately 57% and 45.9%, respectively, of our product revenues for 1999 and the first half of 2000, respectively. One customer, a reseller, accounted for 12% and 10.8% of product sales in 1999 and the first half of 2000, respectively. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

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

To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We have in place a credit agreement Foothill Capital Credit Corporation to provide additional capital to support potential on-going working capital requirements. We may continue to borrow under this credit facility for some time. During the six months ended June 30, 2000 we sold shares of our common stock to raise funds for working capital and general corporate purposes. We may sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment. On June 16, 2000 our Board of Directors authorized a 3 share for 1 share stock split which will take place during the third quarter.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO GENERATE A MAJORITY OF OUR REVENUES.

We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. Two of our manufacturers' representatives are responsible for substantially all of our sales in Taiwan, which accounted for 28.3% and 28.0% of our product revenues during 1999 and the first half of 2000, respectively. One manufacturers' representative accounted for substantially all of our sales in China, including Hong Kong, during 1999 and the first half of 2000, which accounted for 24.4% and 17.8% of our total product revenues during 1999 and the first half of 2000, respectively. The loss of any of these manufacturers' representatives, or any other significant manufacturers' representative or distributor could seriously harm our operating results by impairing our ability to sell our products.

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

THE SELLING PRICES FOR OUR PRODUCTS ARE EXTREMELY VOLATILE AND HAVE HISTORICALLY DECLINED DURING PERIODS OF OVER CAPACITY OR INDUSTRY DOWNTURNS. IN ADDITION, THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS WE EXPERIENCED IN 1997 AND 1998.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derived substantially all of our revenues in 1998, continued to suffer from excess capacity in 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and the first half of 2000, if they were to resume our growth and operating results would be harmed.

THERE IS SEASONALITY IN OUR BUSINESS AND IF WE FAIL TO CONTINUE TO INTRODUCE NEW PRODUCTS THIS SEASONALITY MAY BECOME MORE PRONOUNCED.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1999 and the first half of 2000, this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the Japanese economy could impair the value of our investment in our Japanese affiliate. If we consider the value of Silicon Technology, in which we have a 14% interest, to be impaired, we would write off, or expense some or all of our approximately $939,000 investment. During the second quarter of 2000 we made strategic investments totaling $17.0 million, all of which are located in Taiwan. A downturn in the Taiwanese economy could impair the value of some or all of these investments.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

On January 3, 1996, Atmel Corporation sued us in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that we willfully infringe five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that we infringe the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

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

On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringed in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we are obligated to indemnify both to the extent provided in those agreements.

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because Atmel intentionally misled the U.S. Patent Office. These rulings are currently under review by the ITC, and are not final unless adopted by the ITC commissioners.

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

On April 17 and 21, 2000, respectively, the District Court granted our motions for partial summary judgment on Winbond's restitution counterclaim and defense of contract modification by course-of-dealing. On May 1, 2000, Winbond announced its intention to pursue, as part of its defense, certain allegations that we do not own the licensed technology and that we have committed antitrust violations. We believe that the substantive allegations in the Winbond counter-claims are without merit and we intend to vigorously defend ourselves against the action. We intend to vigorously pursue our complaint. The trial is set for January 9, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on June 16, 2000. At the annual meeting, the shareholders:

(1) elected the persons listed below to serve as a director of the company for the ensuing year and until his successor is elected,
(2) approved an amendment to the Articles of Incorporation to increase the authorized share of Common Stock from 45,000,000 to 250,000,000 shares,
(3) approved the 1995 Equity Incentive Plan to increase the aggregate number of shares of our Common Stock authorized for issuance under the plan by 1,000,000 to 8,750,000 shares, and
(4) ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2000.

On April 21, 2000, the record date of the Annual Meeting, we had 29,569,081 shares of Common Stock outstanding. At the Annual Meeting, holders of 27,056,848 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS


Director                            Votes in Favor      Votes Against        Abstentions
--------                            --------------      -------------        -----------
Bing Yeh                              25,301,099              0               1,755,749
Yaw Wen Hu                            25,956,695              0               1,100,153
Tsuyoshi Taira                        25,733,920              0               1,322,928
Yasushi Chikagami                     24,965,465              0               2,091,393
Ronald Chwang                         25,916,695              0               1,140,153

PROPOSAL 2 - APPROVAL OF THE AMENDMENT TO THE ARTICLES OF INCORPORATION, AS AMENDED

                Votes in Favor            18,039,695
                Votes Against              7,464,881
                Abstentions                1,552,272

PROPOSAL 3 - APPROVAL OF THE 1995 EMPLOYEE INCENTIVE PLAN, AS AMENDED

                Votes in Favor            17,057,704
                Votes Against              9,967,298
                Abstentions                   31,845

PROPOSAL 4 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANT

                Votes in Favor            27,030,848
                Votes Against                 19,413
                Abstentions                    6,587

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K, as amended, for the year ended December 31, 1999.


EXHIBIT
NUMBER            DESCRIPTION
3.5               Certificate of Amendment of the Restated Articles of
                  Incorporation of Silicon Storage Technology, Inc.
10.27             Agreement with National Semiconductor Corporation dated April
                  11, 2000.
10.28             Sunnyvale Industrials Net Lease Agreement
10.29             Amendment Number Four to Loan and Security Agreement
10.30             Amendment Number Five to Loan and Security Agreement
27                Financial Data Schedule

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2000: None.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 7th day of August, 2000.

                                   SILICON STORAGE TECHNOLOGY, INC.


                                   By:

                                   /s/ BING YEH
                                   --------------------------------------------
                                   Bing Yeh
                                   President, Chief Executive Officer
                                      and Director (PRINCIPAL EXECUTIVE OFFICER)


                                   /s/ JEFFREY L. GARON
                                   --------------------------------------------
                                   Jeffrey L. Garon
                                   Vice President Finance & Administration,
                                      Chief Financial Officer and Secretary
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)