Form 10-Q
period 2000-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2000-11-13
CIK 855906

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


                             ----------------------


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2000: 89,842,496.

================================================================================

                              SILICON STORAGE TECHNOLOGY, INC.

                        FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2000
                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:
                  Condensed Consolidated Statements of Operations...............  3
                  Condensed Consolidated Balance Sheets.........................  4
                  Condensed Consolidated Statements of Cash Flows...............  5
                  Notes to Condensed Consolidated Financial Statements..........  6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................... 11


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 22


PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings ............................................ 23


         Item 6.  Exhibits and Reports on Form 8-K.............................. 24


                                                      PART I

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three months ended September 30,          Nine months ended September 30,
                                                    1999                 2000                 1999                 2000
                                             -------------------  -------------------  -------------------  -------------------
                                                (unaudited)          (unaudited)          (unaudited)          (unaudited)
Net revenues:
     Product revenues - non-related parties             $27,814             $146,478              $57,860             $294,452
     Product revenues - related parties                   4,694               15,887               12,874               31,802
     License                                              2,639                1,356                5,732                2,967
                                             -------------------  -------------------  -------------------  -------------------
       Total net revenues                                35,147              163,721               76,466              329,221
Cost of revenues                                         25,941               90,086               60,945              183,645
                                             -------------------  -------------------  -------------------  -------------------
Gross profit                                              9,206               73,635               15,521              145,576
                                             -------------------  -------------------  -------------------  -------------------

Operating expenses:
     Research and development                             4,581               11,989               13,794               29,246
     Sales and marketing                                  2,574                8,558                7,039               19,061
     General and administrative                           1,278                3,866                2,523               10,185
     In-process research and development                      -                    -                2,011                    -
                                             -------------------  -------------------  -------------------  -------------------
       Total operating expenses                           8,433               24,413               25,367               58,492
                                             -------------------  -------------------  -------------------  -------------------
Income (loss) from operations                               773               49,222               (9,846)              87,084
Interest income                                             170                3,198                  698                6,236
Interest expense                                            (24)                 (66)                 (75)                (611)
Other income, net                                             -                   (1)                   -                   61
                                             -------------------  -------------------  -------------------  -------------------
Income (loss) before provision for
     income taxes                                           919               52,353               (9,223)              92,770
Provision for income taxes                                  471               16,087                  536               24,324
                                             -------------------  -------------------  -------------------  -------------------
Net income (loss)                                          $448              $36,266              ($9,759)             $68,446
                                             ===================  ===================  ===================  ===================

Net income (loss) per share - basic                       $0.01                $0.41               ($0.14)               $0.81
                                             ===================  ===================  ===================  ===================
Shares used in per share calculation                     73,695               89,471               71,415               84,843
                                             ===================  ===================  ===================  ===================

Net income (loss) per share - diluted                     $0.01                $0.37               ($0.14)               $0.74
                                             ===================  ===================  ===================  ===================
Shares used in per share calculation                     81,489               97,563               71,415               92,818
                                             ===================  ===================  ===================  ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)

                                                                           December 31,       September 30,
                                                                               1999               2000
                                                                       ------------------- ------------------
                                                                                              (unaudited)
                                      ASSETS
Current assets:
       Cash and cash equivalents                                                  $ 1,223           $107,465
       Short-term investments                                                           -             99,600
       Trade accounts receivable, net                                              33,285            110,975
       Trade accounts receivable from related parties                               5,573             10,238
       Inventories                                                                 29,766             57,097
       Other current assets                                                         3,341             10,419
                                                                       ------------------- ------------------
            Total current assets                                                   73,188            395,794

Equipment, furniture and fixtures, net                                             11,131             14,585
Long-term marketable securities                                                         -             31,369
Other assets                                                                        4,487             20,961
                                                                       ------------------- ------------------
            Total assets                                                          $88,806           $462,709
                                                                       =================== ==================

                                   LIABILITIES
Current liabilities:
       Borrowings under line of credit facility                                   $19,287              $   -
       Trade accounts payable                                                      19,207             43,508
       Accrued expenses and other liabilities                                       4,707             28,737
       Deferred revenue                                                             4,144             12,535
                                                                       ------------------- ------------------
            Total current liabilities                                              47,345             84,780

Other liabilities                                                                     446                322
                                                                       ------------------- ------------------
            Total liabilities                                                      47,791             85,102
                                                                       ------------------- ------------------

                               SHAREHOLDERS' EQUITY
Common stock                                                                       60,570            328,660
Accumulated other comprehensive income                                                  -                 56
Retained earnings (accumulated deficit)                                           (19,555)            48,891
                                                                       ------------------- ------------------
       Total shareholders' equity                                                  41,015            377,607
                                                                       ------------------- ------------------
            Total liabilities and shareholders' equity                            $88,806           $462,709
                                                                       =================== ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                                         Nine months ended September 30,
                                                                                             1999                2000
                                                                                      -----------------   ------------------
                                                                                         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $       (9,759)     $        68,446
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation /amortization                                                                  3,419                4,556
     Provision for doubtful accounts receivable                                                     32                  326
     Provision for excess and obsolete inventories and write down to market                        124                4,261
     Deferred income taxes                                                                           -               (2,293)
     Tax benefits from employee stock plans                                                          -               10,954
     Gain on sale of equipment                                                                      (7)                 (62)
     Purchase of in-process research and development                                             2,011                    -
     Changes in operating assets and liabilities:
        Accounts receivable                                                                    (14,505)             (78,016)
        Accounts receivable from related parties                                                   (59)              (4,665)
        Inventories                                                                            (15,133)             (31,592)
        Other current and noncurrent assets                                                        648               (5,170)
        Trade accounts payable                                                                  17,192               24,301
        Accrued expenses and other current liabilities                                            (232)              24,030
        Deferred revenue                                                                         2,300                8,391
                                                                                      -----------------   ------------------
           Net cash provided by (used in) operating activities                                 (13,969)              23,467
                                                                                      -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term available for sale investments                                          -             (102,092)
     Proceeds from sales and maturities of short-term investments                                  851                2,546
     Purchases of long-term available for sale investments                                           -              (31,369)
     Acquisition of equipment, furniture and fixtures                                           (6,471)              (7,008)
     Proceeds from sale of equipment, furniture and fixtures                                         -                   62
     Investment in equity securities                                                              (473)             (17,089)
                                                                                      -----------------   ------------------
        Net cash used in investing activities                                                   (6,093)            (154,950)
                                                                                      -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit facility                                                        -               39,750
     Repayments under line of credit facility                                                        -              (59,037)
     Issuance of shares of common stock                                                          1,440              257,136
     Other                                                                                        (114)                (124)
                                                                                      -----------------   ------------------
        Net cash provided by financing activities                                                1,326              237,725
                                                                                      -----------------   ------------------
                Net increase (decrease) in cash and cash equivalents                           (18,736)             106,242
Cash and cash equivalents at beginning of period                                                23,007                1,223
                                                                                      -----------------   ------------------
Cash and cash equivalents at end of period                                              $        4,271      $       107,465
                                                                                      =================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received during the period for interest                                            $          505      $         2,728
Cash paid during the period for interest                                                $            -      $           611
Net cash paid during the period for income taxes                                        $            -      $         2,413
Common stock issued on acquisition of Linvex                                            $        4,794      $             -
Common stock issued on conversion of Linvex liabilities                                 $          476      $             -
Unrealized gain on securities                                                           $            -      $            56


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2000 (UNAUDITED):

1.  BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2000 and the three and six months ended June 30, 2000.

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

2. COMPUTATION OF NET INCOME (LOSS) PER SHARE

   We have computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                            1999            2000             1999           2000
                                                        -------------   -------------    -------------  -------------
Net income (loss)                                         $      448      $   36,266       $  (9,759)    $   68,446
                                                        =============   =============    =============  =============

Weighted-average shares - basic                               73,695          89,471          71,415         84,843
                                                        =============   =============    =============  =============
Effect of dilutive securities:
Employee stock options                                         7,794           8,092               -          7,975
                                                        -------------   -------------    -------------  -------------
Weighted-average shares - diluted                             81,489          97,563          71,415         92,818
                                                        =============   =============    =============  =============
Net income (loss) per share - basic                       $     0.01      $     0.41       $   (0.14)    $     0.81
                                                        =============   =============    =============  =============
Net income (loss) per share - diluted                     $     0.01      $     0.37       $   (0.14)    $     0.74
                                                        =============   =============    =============  =============

Stock options to purchase approximately 9,810,000 shares of common stock were outstanding as of September 30, 1999. These stock options were not included in the computation of diluted net loss per share for the nine months ended September 30, 1999 because we had a net loss for that period. Anti-dilutive stock options to purchase approximately 86,000 shares of common stock were excluded from the computation of diluted net income per share for the nine months ended September 30, 2000 because the exercise price of the options exceeded the average fair market value of the stock for the nine months ended September 30, 2000.

3. INVESTMENTS

   We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

   Our investments comprise federal, state, and municipal government obligations and foreign and public corporate equity securities. Investments with maturities of less than one year at the balance sheet date are considered short term and investments with maturities greater than one year at the balance sheet date are considered long term. All these investments are available for sale and are carried at fair value. Nearly all investments are held in our name. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and expense. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect. We also have certain investments in non-publicly traded companies. These investments are included in "Other Assets" in the balance sheet and are generally carried at cost. The companies we invested in during the quarter ended June 30, 2000 are subcontractors to our production process. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

As of September 30, 2000 investments classified as available-for-sale were as follows (in thousands):

                                                                     Amortized            Unrealized               Fair
                                                                        Cost              Gain (Loss)              Value
                                                               --------------------- ---------------------  -------------------
Corporate bonds and notes                                              $     63,466           $       (21)          $   63,445
Government bonds and notes                                                  142,312                    77              142,389
                                                               --------------------- ---------------------  -------------------
Total bonds and notes                                                       205,778                    56              205,834
Less amounts classified as cash equivalents                                 (74,880)                   15              (74,865)
                                                               --------------------- ---------------------  -------------------
         Total short and long-term marketable securities               $    130,898           $        71           $  130,969
                                                               ===================== =====================  ===================

Contractual maturity dates for investments:
         Less than 1 year                                                                                           $   99,600
         1 to 5 years                                                                                                   31,369
                                                                                                            ===================
                                                                                                                    $  130,969
                                                                                                            ===================

4. BALANCE SHEET DETAIL:

Inventories are stated at the lower of cost (first-in, first-out) or market (estimated net realizable value) and are as follows:

                                                                 DECEMBER 31,          SEPTEMBER 30,
                                                                     1999                  2000
                                                            --------------------- ----------------------
Raw Material                                                        $      6,855           $     22,080
Work in process                                                           19,338                 23,660
Finished goods                                                             3,573                 11,357
                                                            --------------------- ----------------------
                                                                    $     29,766           $     57,097
                                                            ===================== ======================

Equipment, furniture and fixtures, net are as follows:

                                                                DECEMBER 31,           SEPTEMBER 30,
                                                                    1999                   2000
                                                            -------------------   ----------------------
Equipment                                                          $     7,932             $      9,707
Design hardware                                                          2,540                    3,779
Software                                                                 2,478                    5,426
Furniture and fixtures                                                   1,109                    3,569
                                                            -------------------   ----------------------
                                                                        14,059                   22,481
Less accumulated depreciation                                            4,859                    8,404
                                                            -------------------   ----------------------
                                                                         9,200                   14,077
Construction in progress                                                 1,931                      508
                                                            -------------------   ----------------------
Equipment, furniture and fixtures, net                             $    11,131             $     14,585
                                                            ===================   ======================

Accounts payable at September 30, 2000 includes payables to related parties in the amount of $4.7 million.

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

   As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, the `903 patent, also known as "Silicon Signature", the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import certain products which used this circuit in the United States. We appealed the ITC ruling and a Federal Circuit Court granted us a temporary stay of the ITC order on October 23, 2000, and ordered the ITC and Atmel to file briefs responding to our motion by October 30, 2000. Our reply papers were filed on November 6, 2000. The Federal Circuit will issue a final decision regarding the permanency of the stay after reviewing the materials submitted by all of the parties.

   Any final decisions by the ITC will not be dispositive because Atmel can still pursue its claims in the District Court action. The District Court has scheduled a hearing for December 15, 2000, to set a trial date.
We intend to vigorously defend ourselves against these actions.

   On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond.

   From time to time, we are also involved in other legal actions arising in the ordinary course of business. While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

6. LINE OF CREDIT

   As of September 30, 2000 we had no borrowings on our line of credit as this credit facility was paid off during the quarter ended March 31, 2000. However, we continue to have access to this facility should we need it. As of September 30, 2000, our line of credit was for $25 million. This agreement expires September 2002. Borrowing is limited to 80.0% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $25 million sub-agreement to this line. Therefore, as of September 30, 2000 our actual credit available under this line was approximately $4.1 million. The line bears interest at a rate of the bank's reference rate (9.5% at September 30, 2000) plus 0.5%. We must pay an unused line fee on the first $5 million of the line at the annual rate of one quarter of one percent on the unused portion. As of September 30, 2000 we were in compliance with the covenants of this agreement.

7. SEGMENT INFORMATION

Our business has two reportable segments: Flash Products and Technology Licensing, based on our method of internal reporting. The tables below present information about the reportable segments (in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 1999:                              THREE MONTHS ENDED SEPTEMBER 30, 2000:
                      Flash       Technology                                          Flash       Technology
                    Products       Licensing       Total                             Products     Licensing      Total
                  -------------- -------------- -------------                      ------------- ------------ -------------
Revenues              $  32,508      $   2,639      $ 35,147        Revenues           $162,365     $  1,356      $163,721
Gross profits         $   6,567      $   2,639      $  9,206        Gross profits      $ 72,279     $  1,356      $ 73,635

NINE MONTHS ENDED SEPTEMBER 30, 1999:                               NINE MONTHS ENDED SEPTEMBER 30, 2000:
                      Flash       Technology                                          Flash       Technology
                    Products       Licensing       Total                             Products     Licensing      Total
                  -------------- -------------- -------------                      ------------- ------------ -------------
Revenues              $  70,734      $   5,732      $ 76,466        Revenues           $326,254     $  2,967      $329,221
Gross profits         $   9,789      $   5,732      $ 15,521        Gross profits      $142,609     $  2,967      $145,576

We do not allocate operating expenses, interest income or expense, other income, net or the provision for income taxes to these segments for internal reporting purposes.

8. SHAREHOLDERS' EQUITY

    On June 16, 2000, our Board of Directors approved a 3-for-1 stock split, in the form of a stock dividend, payable to shareholders of record as of July 28, 2000. The stock dividend was distributed on August 14, 2000. All numbers in this report have been adjusted to reflect the stock dividend.

9. COMPREHENSIVE INCOME

Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):

                                                  Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                   --------------------------    --------------------------
                                                       1999          2000             1999         2000
                                                   ------------  ------------    ------------- ------------
Net income (loss)                                         $448       $36,266       $  (9,759)      $68,446
Unrealized gain (loss) on marketable securities
                                                             -            56               -            56
                                                   ------------  ------------    ------------- ------------
Comprehensive income (loss)                               $448       $36,322       $  (9,759)      $68,502
                                                   ============  ============    ============= ============

                                                                 ------------                  ------------
                                                                     1999                          2000
                                                                 ------------                  ------------
Unrealized gain (loss) on marketable securities                      $     -                       $    56
                                                                 ============                  ============

10. LEASE COMMITMENT

    On June 26, 2000, we entered into an agreement to lease approximately 92,000 square feet of additional space in Sunnyvale, California. The lease period begins January 1, 2001 and ends April 5, 2010. In connection with the signing of the agreement, the first month's rent of $175,000 was paid to the landlord. Future minimum rental payments at June 30, 2000 are as follows (in thousands):

2001                                                         $2,099
2002                                                          2,162
2003                                                          2,227
2004                                                          2,294
2005 and thereafter                                          15,285
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

   The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. While these conditions have improved in recent periods, if they were to resume our growth and operating results would be harmed.

   We derived 80.1% of our product revenues for the nine month period ended September 30, 2000 and 80.8% of our product revenues during 1999 from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia. During 1998 and 1997, several Asian countries where we do business, including Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and, therefore, our ability to collect payments from these customers. In September 1999, Taiwan experienced a major earthquake. The resulting disruption to the manufacturing operations in the wafer foundries and assembly and testing subcontractors that we use in Taiwan harmed our revenues and operating results during the third and fourth quarters of 1999.

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

   Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period we have historically enhanced and developed refinements to the technology, generally three years, the upgrade period, or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed and determinable and collection of the fee is probable. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated update period is needed. Revenues from license or other technology arrangements where we are not continuing to enhance and refine the technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed and determinable and collection of the fee is probable.

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

RESULTS OF OPERATIONS: QUARTER ENDED SEPTEMBER 30, 2000

NET REVENUES

   Net revenues were $163.7 million for the three months ended September 30, 2000 as compared to $103.2 million in the second quarter of 2000 and $35.1 million for the three months ended September 30, 1999. The increase in the third quarter of 2000 from both the second quarter of 2000 and the third quarter of 1999 was due to increased shipment volume of new and existing products and due to increased average selling prices. Our quarterly results are not indicative of annual results, and we may not continue to experience recent rates of growth in revenues and earnings. Net revenues were $329.2 million for the nine months ended September 30, 2000 as compared to $76.5 million for the comparable period in 1999. The increase from year to year was due to increased shipment volume of new and existing products and due to increased average selling prices. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and declines in general economic conditions.

   PRODUCT REVENUES. Product revenues were $162.4 million in the third quarter of 2000 as compared to $102.1 million in the second quarter of 2000 and $32.5 million for the third quarter of 1999. The increase in the third quarter of 2000 from both the second quarter of 2000 and the third quarter of 1999 was due to shipments of over 50 new products that we have introduced since the second half of 1998. Approximately 90.8% of product revenues in the third quarter of 2000 were from shipments of these new products as compared to 79.6% in the second quarter of 2000 and 39.7% for the third quarter of 1999. In addition, the average selling price across all products increased 26.2% since the second quarter of 2000 and increased 79.6% since the third quarter of 1999. Gross unit shipments increased approximately 25.6% from the second quarter of 2000 and approximately 182.6% from the third quarter of 1999. Product revenues increased to $326.3 million in the first nine months of 2000 from $70.7 million in the first nine months of 1999 due to increased shipment volume of new and existing products and due to increased average selling prices from period to period.

   LICENSE REVENUES. Revenues from license fees and royalties were $1.4 million in the third quarter of 2000, as compared to $1.1 million in the second quarter of 2000 and $2.6 million in the third quarter of 1999. Revenues from license fees and royalties were $3.0 million for the nine months ended September 30, 2000 as compared to $5.7 million for the nine months ended September 30, 1999. License fee revenue declined during the first nine months of 2000 as compared to the first nine months of 1999 because a larger number of significant agreements were signed in 1999 which included the payment up-front licensing fees for older technology. We anticipate that license revenues will fluctuate significantly in the future.

GROSS PROFIT

   Gross profit was $73.6 million or 45.0% of net revenues in the third quarter of 2000 as compared to $46.1 million, or 44.7% of net revenues, in the second quarter of 2000 and $9.2 million, or 26.2% of net revenues, in the third quarter of 1999. Gross profit was $145.6 million for the nine months ended September 30, 2000 as compared to $15.5 million for the nine months ended September 30, 1999. Gross profit increased across all periods due to increased shipments of existing cost-reduced products, increased shipments of new, higher margin products, and increased average selling prices on both older and newer products. We also wrote down $4.3 million of inventory related to products that we determined to be excess or obsolete during the nine months ended September 30, 2000.

OPERATING EXPENSES

   Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $24.4 million, or 14.9% of net revenues, in the third quarter of 2000, as compared to $18.7 million or 18.2% of net revenues, in the second quarter of 2000, and $8.4 million, or 24.0% of net revenues, in the third quarter of 1999. The increase in absolute dollars from the prior quarter was primarily due to increased profit sharing with employees, increased commissions, and increased salaries due to hiring additional personnel. The increase from the comparable quarter last year was due primarily to hiring additional personnel, annual salary increases and profit sharing, and the development of new products and infrastructure. Operating expenses increased to $58.5 million for the nine months ended September 30, 2000 from $25.4 million for the comparable period in 1999 primarily due to increased profit sharing, increased salaries and benefits related to increased headcount, and increased commissions. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

   RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, benefits and the cost of outside resources that supplement the internal development team. Research and development expenses were $12.0 million, or 7.3% of net revenues, during the third quarter of 2000, as compared to $9.2 million, or 8.9% of net revenues, during the second quarter of 2000 and $4.6 million or 13.0% of net revenues during the third quarter of 1999. Research and development expenses increased 30.6% from the second quarter of 2000 due primarily to a $1.4 million expense for profit sharing and expenses related to increased engineering headcount and occupancy costs. Research and development expenses increased 161.7% from the third quarter of 1999 due to increased personnel costs (salaries, payroll taxes, benefits, and profit sharing), increased wafer, mask and tooling charges for new product development, and increased occupancy costs. Research and development expenses increased to $29.2 million for the nine months ended September 30, 2000 from $13.8 million for the nine months ended September 30, 1999 due to increased personnel costs, as explained above, increased wafer, mask and tooling charges for new product development, and increased occupancy costs. We expect research and development expenses to continue to increase in absolute dollars.

   SALES AND MARKETING. Sales and marketing expenses consist of personnel costs, commissions to stocking representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $8.6 million, or 5.2% of net revenues, in the third quarter of 2000 as compared to $5.9 million, or 5.7% of net revenues, in the second quarter of 2000 and $2.6 million, or 7.3% of net revenues, during the third quarter of 1999. Sales and marketing expenses increased 45.6% from the second quarter of 2000 and also increased 232.5% as compared to the third quarter of 1999 due to increased commissions owed on higher product revenues, increased salaries and related expenses, increased building occupancy costs due to the lease of additional space, and increased freight and product sample charges. Sales and marketing expenses increased to $19.1 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999 due primarily to increased commissions owed on higher product revenues and expenses associated with increased headcount (salaries, benefits, profit sharing and building occupancy). We expect sales and marketing expense to increase in absolute dollars as we continue to expand our sales and marketing efforts.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.9 million, or 2.4% of net revenues, in the third quarter of 2000 as compared to $3.7 million, or 3.6% of net revenues, in the second quarter of 2000 and $1.3 million, or 3.6% of net revenues, during the third quarter of 1999. Expenses increased 5% from the second quarter of 2000 due to increased profit sharing expenses. Expenses increased from the third quarter of 1999 due to increased legal, occupancy, salary, and profit sharing, as well as depreciation expense associated with our new Oracle ERP system, which we implemented in January 2000. General and administrative expenses increased to $10.2 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999 due to increased legal, occupancy, salary, profit sharing and depreciation. Our reserve for bad debt increased due to the increase our accounts receivable during this period. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

   INTEREST INCOME. Interest income was approximately $3.2 million, or 2.0% of net revenues, during the third quarter of 2000, as compared to $3.0 million, or 2.9% of net revenues, during the second quarter of 2000 and $0.2 million, or 0.5% of net revenues, during the third quarter of 1999. Interest income increased to $6.2 million for the nine months ended September 30, 2000 from $0.7 million in the nine months ended September 30, 1999. Interest income increased from both quarters and from 1999 to 2000 due to the receipt of cash proceeds from a follow-on public offering, which was completed on March 27, 2000 and the underwriters exercise of an option in April 2000.

   INTEREST EXPENSE. Interest expense was approximately $66,000 for the third quarter of 2000 as compared to $101,000 for the second quarter of 2000 and $24,000 for the third quarter of 1999. Interest expense relates to fee activity under our line of credit. Interest expense decreased from the prior quarter as fee activity declined as we ceased to borrow against our line of credit. Interest expense charges will continue in order to maintain the line of credit facility.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

   Our income tax provision of $16.1 million in the third quarter of 2000 consists of a 30.7% tax rate on income before taxes. This compares with a tax provision of $7.8 million in the second quarter of 2000 which was a 32.0% tax rate on income before taxes, reduced for a $1.9 million benefit related to the recognition of our deferred tax asset. The deferred tax asset, relating to differences between the tax basis and the financial basis of our assets, accruals, and allowances, was considered fully recoverable due to our four consecutive quarters of profitability and future expectations. Provision for income taxes increased to $24.3 million for the nine months ended September 30, 2000 from $0.5 million in the comparable period of 1999 due to taxable income generated in 2000 that was not present in 1999.

SEGMENT REPORTING

   Our business has two segments: flash products and technology licensing. Flash products comprise our standard flash memory products, our application-specific memory products, flash-embedded controllers and mass storage products. Technology licensing comprises design service fees, technical consultation fees, license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications. For the three month period ended September 30, 2000, revenues and gross profits from the flash products segment was $162.4 million and $72.3 million, respectively, and revenues and gross profit from the technology licensing segment was $1.4 million and $1.4 million, respectively. For the three month period ended June 30, 2000, revenues and gross profits from the flash products segment was $102.1 million and $45.0 million, respectively, and revenues and gross profit from the technology licensing segment was $1.1 million and $1.1 million, respectively. For the three month period ended September 30, 1999, revenues and gross profits from the flash products segment was $32.5 million and $6.6 million, respectively, and revenues and gross profit from the technology licensing segment was $2.6 million and $2.6 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES. Our operating activities provided cash of $23.5 million for the nine month period ended September 30, 2000 as compared to using cash of $14.0 million for the nine month period ended September 30, 1999. The cash provided by operating activities for the nine month period ended September 30, 2000 related primarily to net income of $68.4 million, increases in trade accounts payable of $24.3 million and increases in accrued expenses and deferred revenue of $32.4 million. Increased accounts receivable and accounts receivable from related parties of $82.7 million related to increased shipment volume and increased inventories of $31.6 million related to our production ramp somewhat offset the net income and increased payables. In addition, depreciation and amortization of $4.6 million, tax benefits from employee stock plans of $11.0 million and provision for inventory write-downs of $4.3 million represented adjustments to reconcile net income to cash provided by operating activities. Inventory write-downs relates to products that we deemed to be excess or obsolete inventory. The cash used in operating activities for the nine month period ended September 30, 1999 consisted of a net loss of $9.8 million and increased receivables of $14.5 million and increased inventories of $15.1 million partially offset by non-cash adjustments and increased payables and deferred revenue of $25.5 million. The higher increase in accounts receivable in 2000 as compared to the same period in 1999 is primarily a result of a 365.8% increase in net revenues in the current quarter from the comparable quarter of 1999. We anticipate that additional new product introductions in 2000 will require additional working capital. Deferred revenue increased $8.4 million from December 31, 1999, due to increased sales to distributors in the first nine months of 2000.

   INVESTING ACTIVITIES. Our investing activities used cash of $154.9 million for the nine month period ended September 30, 2000, as compared to using cash of $6.1 million for the first nine months of 1999. Of the $154.9 million cash used, $130.9 million was invested in short-term or long-term marketable securities. Capital expenditures were $7.0 million for the current nine month period, slightly higher than $6.5 million in capital expenditures for the same period of 1999. We also made strategic equity investments during the second quarter of 2000 totaling $17.1 million. These companies are subcontractors to our production process. Capital spending for the remainder of the year is currently anticipated at approximately $1.8 million, of which less than $1.0 million relates to information technology infrastructure and supply chain management systems.

   FINANCING ACTIVITIES. Our financing activities provided cash of approximately $237.7 million during the nine month period ended September 30, 2000. The cash provided was primarily from the issuance of common stock for $257.1 million and primarily relates to net proceeds from a follow-on public offering in which we issued and sold 4,025,000 shares of common stock, a private placement in which we issued and sold 168,000 shares of common stock, and $3.9 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by the repayment of our entire line of credit at the end of March.

   Principal sources of liquidity at September 30, 2000 consisted of $207.1 million of cash, cash equivalents, and short-term marketable securities and the line of credit. As of September 30, 2000 we had no borrowings on our line of credit as this credit facility was paid off during the quarter ended March 31, 2000. However, we continue to have access to this facility should we need it. As of September 30, 2000, our available credit was for $25 million. This agreement expires September 2002. Borrowing is limited to 80.0% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $25 million sub-agreement to this line. Therefore, as of September 30, 2000 our actual credit available under this line was approximately $4.1 million. The line bears interest at a rate of the bank's reference rate (9.5% at September 30, 2000) plus 0.5%. We must pay an unused line fee on the first $5 million of the line at the annual rate of one quarter of one percent on the unused portion. As of September 30, 2000 we were in compliance with the covenants of this agreement.

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

Our recent growth may not be sustainable, and you should not use our past financial performance to predict future operating results. We incurred net losses in fiscal 1997, 1998 and 1999. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

    -   the availability, timely delivery and cost of wafers from our suppliers;
    -   competitive pricing pressures and related changes in selling prices;
    -   fluctuations in manufacturing yields and significant yield losses;
    - new product announcements and introductions of competing products by us or our competitors;
    -   product obsolescence;
    -   lower of cost or market inventory adjustments;
    -   changes in demand for, or in the mix of, our products;
    -   the gain or loss of significant customers;
    -   market acceptance of products utilizing our SuperFlash(R) technology;
    - changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
    -   exchange rate fluctuations;
    - general economic, political and environmental-related conditions, such as natural disasters;
    - difficulties in forecasting, planning and management of inventory levels;

    - unanticipated research and development expenses associated with new product introductions; and
    -   the timing of significant orders and of license and royalty revenue.

A downturn in the market for products such as personal computers and cellular telephones that incorporate our products can also harm our operating results.

WE DEPEND ON A LIMITED NUMBER OF FOREIGN FOUNDRIES TO MANUFACTURE OUR PRODUCTS, AND THESE FOUNDRIES MAY NOT BE ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by three foundries, Taiwan Semiconductor Manufacturing Co., Ltd., in Taiwan, Sanyo Electric Co., Ltd., in Japan, and Samsung Electronics Ltd. in Korea. We anticipate that these foundries, together with National Semiconductor Corporation in the United States, will manufacture the majority of our products in 2001. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

Given the current constraints on worldwide semiconductor manufacturing capacity, our revenues for the next several quarters will largely be determined by our ability to obtain adequate wafer supplies from our foundries. We are currently unable to meet all of the demand for our products, and have in the past failed to meet scheduled shipment dates, due to our inability to obtain a sufficient supply of wafers and sorted die from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by the foundries. Such disruptions, shortages and price increases could harm our operating results.

IF WE ARE UNABLE TO INCREASE OUR MANUFACTURING CAPACITY, OUR REVENUES MAY
DECLINE.

In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. We are continually engaged in attempting to secure additional manufacturing capacity to support our long-term growth. While we have made arrangements with manufacturers to provide us with more than twice the capacity in 2001 as compared to 2000, we still anticipate being unable to satisfy all of our indicated customer demand, as least in the first half of 2001. In the longer term we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAT COULD HARM SALES OF OUR PRODUCTS.

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

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 23 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold three patents in Europe, two patents in Germany and additional foreign patent applications have been filed in Europe, Japan, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Over the past three years we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and by Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending these lawsuits. We settled with Intel in May 1999, with Winbond in October 2000, and the Atmel litigation is ongoing.

In addition to the Atmel, Intel and Winbond actions, we receive from time to time, letters or communications from other companies stating that such companies have patent rights which involve our products. Since the design of all of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could harm our operating results.

PUBLIC ANNOUNCEMENTS MAY HURT OUR STOCK PRICE. During the course of lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

OUR LITIGATION MAY BE EXPENSIVE, MAY BE PROTRACTED AND CONFIDENTIAL INFORMATION MAY BE COMPROMISED. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to consume substantial amounts of our financial and managerial resources. At any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

During 1997, 1998, 1999 and the nine months ended September 30, 2000, our export product and licensing revenues accounted for approximately 86.7%, 92.7%, 89.1% and 86.4% of our product revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 80.8% and 80.1% of our product revenue from Asia during 1999 and the nine months ended September 30, 2000 respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results, and stock price.

BECAUSE A SMALL NUMBER OF CUSTOMER ACCOUNTS ARE RESPONSIBLE FOR A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMER ACCOUNTS.

In the past, more than half of our revenues have come from a small number of customer accounts. For example, product sales to our top 10 customer accounts represented approximately 62.3%, 62.8%, 53.6% and 45.0% of our product revenues for 1997, 1998, 1999 and the nine months ended September 30, 2000, respectively. During the nine months ended September 30, 2000, 7 of our top 10 customer accounts were stocking representatives, one was a domestic distributor and two were OEMs. In 1997 and 1998 one customer account represented 15.7% and 15.2% of product sales in each year. Another customer account represented 10.7% and 12.4% of product sales in 1998 and 1999, respectively. No single customer account represented 10% or more of product revenues for the nine months ended September 30, 2000. If we were to lose any of these customer accounts or experience any substantial reduction in orders from these accounts, our revenues and operating results would suffer. In addition, the composition of our major customer account base changes from year to year as the market demand for our end customers' products change.

WE DO NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH OUR CUSTOMERS, AND THE LOSS OF A MAJOR CUSTOMER COULD HARM OUR BUSINESS.

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

CANCELLATIONS OR RESCHEDULING OF BACKLOG MAY RESULT IN LOWER FUTURE REVENUE AND HARM OUR BUSINESS.

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

WE DEPEND ON STOCKING REPRESENTATIVES AND DISTRIBUTORS TO GENERATE A MAJORITY OF OUR REVENUES.

We rely on stocking representatives and distributors to establish and maintain customer relationships and, at times, to sell our products and these accounts could discontinue their relationship with us or discontinue selling our products at any time. Two of our stocking representatives are responsible for relationships with customers which account for substantially all of our sales in Taiwan, which was 28.3% and 27.2% of our product revenues during 1999 and for the nine months ended September 30, 2000. One stocking representative accounted for substantially all of our sales in China, including Hong Kong, during 1999 and the nine months ended September 30, 2000, which accounted for 24.3% and 21.3% of our total product revenues during 1999 and the nine months ended September 30, 2000, respectively. The loss of any of these stocking representatives, or any other significant stocking representative or distributor could harm our operating results by impairing our ability to sell our products to these customers.

OUR GROWTH CONTINUES TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND DEVELOP NEW PRODUCTS MAY HE HARMED.

Our business is experiencing rapid growth which has strained our internal systems and will require us to continuously develop sophisticated information management systems in order to manage the business effectively. We are currently implementing a supply-chain management system and a vendor electronic data interface system. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address our expected growth, or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derived substantially all of our revenues in 1998, continued to suffer from excess capacity in 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions have improved in recent periods, if they were to resume our growth and operating results would be harmed.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the Japanese economy could impair the value of our investment in our Japanese affiliate. If we consider the value of Silicon Technology, in which we have a 14.0% interest, to be impaired, we would write off, or expense some or all of our approximately $939,000 investment. During the second quarter of 2000 we made strategic investments totaling $17.0 million, all of which are located in Taiwan. A downturn in the Taiwanese economy could impair the value of some or all of these investments.

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, the `903 patent, also known as "Silicon Signature", the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import certain products which used this circuit in the United States. We appealed the ITC ruling and a Federal Circuit Court granted us a temporary stay of the ITC order on October 23, 2000, and ordered the ITC and Atmel to file briefs responding to our motion by October 30, 2000. Our reply papers were filed on November 6, 2000. The Federal Circuit will issue a final decision regarding the permanency of the stay after reviewing the materials submitted by all of the parties.

Any final decisions by the ITC will not be dispositive because Atmel can still pursue its claims in the District Court action. The District Court has scheduled a hearing for December 15, 2000, to set a trial date. We intend to vigorously defend ourselves against these actions.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K, as amended, for the year ended December 31, 1999.

EXHIBIT
NUMBER            DESCRIPTION

27                Financial Data Schedule

(b)      Reports on Form 8-K filed during the quarter ended September 30, 2000:
         None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of November, 2000.


                             SILICON STORAGE TECHNOLOGY, INC.


                                   By:

                                   /s/ BING YEH
                                   ---------------------------------------------
                                   Bing Yeh
                                   President, Chief Executive Officer
                                     and Director (PRINCIPAL EXECUTIVE OFFICER)


                                   /s/ JEFFREY L. GARON
                                   ---------------------------------------------
                                   Jeffrey L. Garon
                                   Vice President Finance & Administration,
                                      Chief Financial Officer and Secretary
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)