Form 10-K
period 2000-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2001-03-30
CIK 855906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                  For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

              For the transition period from ________ to _________.

                         Commission File Number 0-26944
                           --------------------------

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

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of class         Name of each exchange on which registered
              None.                              None.

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value.

                           --------------------------

         Indicate by check mark whether SST (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that SST was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of SST's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _.

         Aggregate market value of the voting stock held by non-affiliates of SST as of February 28, 2001: $779,303,790 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date, February 28, 2001: 90,747,876.

         Documents incorporated by reference: Exhibits previously filed as noted on page 34. Part III - A portion of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission.

                        SILICON STORAGE TECHNOLOGY, INC.

                                    Form 10-K

                      For the Year Ended December 31, 2000


                                TABLE OF CONTENTS

Part I                                                                                                     Page
          Item 1.     Business ........................................................................       4
          Item 2.     Properties  .....................................................................      13
          Item 3.     Legal Proceedings ...............................................................      13
          Item 4.     Submission of Matters to a Vote of Security Holders .............................      14

Part II
          Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters ............      15
          Item 6.     Selected Consolidated Financial Data ............................................      16
          Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                          Operations ..................................................................      17
          Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ......................      31
          Item 8.     Consolidated Financial Statements and Supplementary Data ........................      32
          Item 9.     Changes in and Disagreements with Accountants on accounting and Financial
                          Disclosure ..................................................................      33

Part III
          Item 10.    Directors and Executive Officers of the Registrant ..............................      33
          Item 11.    Executive Compensation ..........................................................      33
          Item 12.    Security Ownership of Certain Beneficial Owners and Management ..................      33
          Item 13.    Certain Relationships and Related Transactions ..................................      33

Part IV
          Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K .................      34

Index to Exhibits .....................................................................................      34

Signatures ............................................................................................      36

Index to Consolidated Financial Statements ............................................................      40


PART I

Item 1. Business

Overview

         We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets.

         We offer over 70 products based on our SuperFlash design and manufacturing process technology. Our customers include: 3Com, Acer, Apple, Asustek, Cisco, Compaq, FIC, Gigabyte, Hwawei, Hyundai, Infineon, Intel, IBM, Inventec, Legend, LG, Lucent, Motorola, National Semiconductor, Nintendo, Nortel, Panasonic, Quanta, Samsung, Sanyo, Siemens, Sony and VTech. We also license our SuperFlash technology to leading semiconductor companies including Analog Devices, ATMI, IBM, Motorola, National Semiconductor, Oki, Samsung, Sanyo, Seiko-Epson, TSMC, and Winbond to embed in semiconductor devices that integrate flash memory with other functions on a single chip. Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung Electronics, Sanyo, Seiko-Epson, TSMC and UMC. We also work with IBM, Oki, National Semiconductor, Samsung Electronics, Sanyo, Seiko-Epson, TSMC and Vanguard to develop new technology for manufacturing our products.

         The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We recently began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. To date, market conditions have not improved during early 2001 and our customers have continued to return product, cancel backlog and/or push out shipments. Our business could be harmed by industry-wide fluctuations in the future.

         We derived 77.6% of our product revenues during 2000 and 80.8% of our product revenues during 1999 from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia. During 1998 and 1997, several Asian countries where we do business, including Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and, therefore, our ability to collect payments from these customers. In September 1999, Taiwan experienced a major earthquake. The resulting disruption to the manufacturing operations in the wafer foundries and assembly and testing subcontractors that we use in Taiwan harmed our revenues and operating results during the third and fourth quarters of 1999.

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

         Sales to direct customers and foreign stocking representatives are recognized upon shipment, net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that the merchandise is sold by the distributor.

         Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period we have historically enhanced and developed refinements to the technology, generally three years, the upgrade period, or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is probable. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated update period is needed. Revenues from license or other technology arrangements where we are not continuing to enhance and refine the technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is probable.

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

Industry Background

         Semiconductor integrated circuits are critical components used in an increasingly wide variety of applications, such as computers and computer systems, communications equipment, consumer products and industrial automation and control systems. As integrated circuit performance has increased and size and cost have decreased, the use of semiconductors in these applications has grown significantly. According to a November 2000 Dataquest report, worldwide semiconductor device revenue grew from $169 billion in 1999 to $232 billion in 2000 and will grow to $339 billion in 2004.

         Historically, the demand for semiconductors has been driven by the personal computer, or PC, market. The demand for PCs has grown in recent years, in part due to increased use of PCs for Internet access. According to Dataquest, the PC market grew from 100 million units shipped in 1998 to 118 million units shipped in 1999 to 135 million units shipped in 2000. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, wireless local area network devices, cellular phones and pagers. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, personal digital assistants, set-top boxes, CD-ROM drives and GPS navigation systems.

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

         System manufacturers generally prefer nonvolatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages. With reprogrammable memory, manufacturers can cost effectively change program codes in response to faster product cycles and changing market specifications. This in turn greatly simplifies inventory management and manufacturing processes. Reprogrammable memory also allows the manufacturer to reconfigure or update a system either locally or through a network connection. In addition, in-system reprogrammable devices can be used for data storage functions, such as storage of phone numbers for speed dialing in a cellular phone.

         Flash memory is the predominant reprogrammable nonvolatile memory device used to store program code. Flash memory can electrically erase select blocks of data on the chip much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other reprogrammable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to a November 2000 Semiconductor Industry Association report, worldwide flash memory revenue was $10 billion in 2000 and will grow to $23 billion in 2003.

Our Solution

         We are a leading supplier of flash memory semiconductor devices addressing the needs of high volume electronic applications. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. In addition, we believe SuperFlash's benefits include high reliability, fast write performance, ability to be scaled to a smaller size and a low-cost manufacturing process. Many leading technology companies use our technology in their products including 3Com, Acer, Apple, Cisco, Compaq, Dell, FIC, Hyundai, Intel, IBM, LG, Lucent, Motorola,
Panasonic, Samsung, Sanyo, Siemens and Sony. New customers include Cisco and Nortel.

         We offer over 70 products based on our proprietary SuperFlash design and manufacturing process technology. These products are produced to meet the needs of a wide range of digital consumer, networking, wireless communications and Internet computing markets. Our product offerings include standard flash products, application specific memory products, embedded controllers and mass storage products. Our memory devices have densities ranging from 256 Kbit to 16 Mbit and are generally used for the storage of program code. Our flash embedded microcontrollers support concurrent flash read-while-write operations using In-Application Programming, or IAP. Our mass storage products are used for storing images, music and other data in devices such as digital cameras and MP3 players.

         Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung Electronics, Sanyo, Seiko-Epson, TSMC and UMC. We also work with IBM, Samsung Electronics, Sanyo, Seiko-Epson and TSMC to develop new technology for manufacturing our products. We license our SuperFlash technology to leading semiconductor companies including Analog Devices, ATMI, IBM, ISD, Motorola, Oki, Samsung, Sanyo, Seiko-Epson and TSMC to embed in semiconductor devices that integrate flash memory with other functions on a single chip.

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

         Continuing to enhance our leading flash memory technology. We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology. We are working with IBM, National Semiconductor, Samsung, Sanyo, Seiko Epson, TSMC, and Vanguard to develop new process technologies for SuperFlash.

         Introducing new products based on SuperFlash. We intend to introduce new and different application specific products. We are currently developing ComboMemory, a new class of devices for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic silicon chip or multiple dies in a common package with optimized performance. We are also developing a new reprogrammable microcontroller family and new mass storage products. In addition, we plan to introduce a new family of serial flash products, 8 Mbit firmware hubs and 8, 16, 32 and 64 Mbit concurrent flash. ComboMemory and concurrent flash are designed to address the memory needs of wireless communications devices, such as cellular phones, wireless modems and pagers.

         Maintaining a leading position in licensing embedded flash technology. We believe that SuperFlash technology is well-suited for embedded memory applications, which integrate flash memory and other functions onto a monolithic chip. We intend to continue to license SuperFlash technology to semiconductor manufacturers for use in embedded flash applications and to enhance our technology to facilitate integration at higher densities and higher levels of complexity.

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

Our Flash Products

         Standard Flash Memory Products. Currently, we offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance.

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

         Mass Storage Products. Our mass storage products, including the ADC, ADM, and CompactFlash Card product families address digital cameras, digital cellular phones, Internet appliances, PDAs, MP3 players, Set-top boxes, and other types of mass data storage applications. Our mass storage products leverage our patented ATA controller technology and flash memory design expertise to offer favorable read/write data transfer rates to the flash memory, which allows significant speed advantages for applications such as digital cameras.

Technology Licensing

         We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our process and SuperFlash memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using patented memory cell technology and fabricate them using patented process technology. We own 32 patents in the United States relating to certain aspects of our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada.

Customers

We provide high-performance flash memory solutions to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and that have an attractive cost structure. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide memory components for consumer companies including Canon, Datel, Freetron, GSL, Inventec, Nintendo, Panasonic, Sanyo, Siemens, Sony, TiVo, Vtech and Xerox. In networking, we provide memory components for 3Com, E-tech, Intel and Nortel. In wireless communications, we provide products for companies including Kirks, Lucent, Maxon, Quanta, RTX, Siemens and VTech. In Internet computing, we provide wide array of memory components for companies including Acer, Apple, Asustek, Compaq, Dell, FIC, Gigabyte, Mitac, NEC and Quanta.

The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped or license revenue is generated.


                                             Year ended December 31,
                                   ------------------------------------------
                                      1998          1999            2000
                                   ----------- ---------------  -------------
United States                         $ 5,099      $   13,644       $ 76,898
Europe                                  6,929           7,347         28,376
Japan                                  13,739          16,396         66,635
Korea                                   3,756          11,750         42,986
Taiwan                                 19,134          33,541        133,677
China (including Hong Kong)            14,104          28,776         90,839
Other Asian countries                   6,119           9,340         48,102
Rest of world                             531           4,000          2,748
                                   ----------- ---------------  -------------
                                     $ 69,411      $  124,794      $ 490,261
                                   =========== ===============  =============


Sales and Distribution

We sell a majority of our products to customers in Asia through manufacturers' representatives. We also sell and distribute our products in North America and Europe through manufacturers' representatives and distributors. Our manufacturer representative and distributor relationships are generally cancelable by us or the other parties with reasonable notice.

Applications

         As the Internet, communications and consumer electronics industries continue to expand and diversify, new applications are likely to be developed. We believe our products are designed to address this expanding set of applications:


             Digital Consumer                    Networking             Wireless Communications     Internet Computing
----------------------------------------  --------------------------  --------------------------------------------------
TV Replayer           Set-top Box         DSL Modem                   Cellular Phone               Network PC
Digital TV            CD-ROM Drive        Cable Modem                 Data Pager                   Notebook PC
Digital Camera        CD-RW Drive         V.90/56K Modem              Cordless Telephone           Palm PC
DVD Player            DVD-ROM Drive       Wireless LAN                Cellular Phone GPS           X-PC
VCD Player            DVD-RAM Drive       Network Interface Card      Bluetooth Applications       Server
MP3 Player            DCD-RW Drive        Router                                                   PC Firmware Hub
Video Game            Web Browser         VoIP                                                         Graphics Card
PDA                   Hand Held GPS                                                                Printer
Electronic Book       Digital Camcorder                                                            Copier/Scanner
Memory Cards          Electronic Toys                                                              Bar Code Scanner

Manufacturing

          We purchase wafers and sorted die from semiconductor manufacturing foundries, have this product shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

Wafer and Sorted Die. We have manufacturing arrangements with National Semiconductor, Samsung, Sanyo, Seiko-Epson, TSMC, UMC, and Vanguard. During 2000, our major wafer fabrication foundries were TSMC, Sanyo, Samsung and Seiko-Epson. In 2000, wafer sort, which is the process of taking silicon wafers and separating them into individual die, was performed at Acer Testing Inc., KYE, Lingsen, Samsung, Sanyo, Seiko-Epson and TSMC. Although capacity is not guaranteed, under these arrangements we generally receive preferential treatment regarding wafer pricing and capacity. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. On March 6, 2001, we invested $50.0 million in Shanghai Grace Semiconductor Manufacturing Corporation, or GSMC. GMSC is a foreign-funded wafer foundry project which will be located in Shanghai, People's Republic of China.

         Packaging, Testing and Finishing. In the assembly process, the individual die are assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our test facilities in Sunnyvale, California or at other domestic or international subcontracted facilities. Finishing operations are performed at our Sunnyvale facility or at other domestic or international subcontracted facilities before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations at one location. During 2000, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and PTI. We hold equity investments in three subcontractors: KYE, PTI, and Apacer. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

         We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 1998, 1999 and 2000, we spent $14.5 million, $18.2 million, and $41.5 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with or license or acquire technology from other companies in the course of developing products. For example, in December 2000, we acquired Agate Semiconductor, Inc., a privately held, memory design company located in Santa Clara, California.

Competition

         The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low to medium density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Advanced Micro Devices, Inc., Atmel Corporation, STMicroelectronics, Inc., Winbond Electronics Corporation, and Macronix, Inc. Our high density memory products compete with products offered by Intel, Advanced Micro Devices, Atmel, Fujitsu Limited, Sharp Electronics Corporation, Samsung, Mitsubishi Corporation and Toshiba Corporation. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

         The competition in the existing markets for our new products such as the FlashFlex51 microcontroller product family and the ADC, ADM, and CompactFlash Card product families is extremely intense. We compete principally with major companies such as Philips Electronics, Atmel, Intel, and Microchip Technology Inc. in the microcontroller market and with SanDisk Corporation, M-Systems and Hitachi Corporation in the memory card and memory module market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to each foundry the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us.

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

Employees

         As of December 31, 2000, we employed 455 individuals on a full-time basis, all but twenty-six of whom reside in the United States. Fourteen employees reside in Taiwan, four employees reside in Japan, three employees reside in the United Kingdom, two employees reside in China, and one employee resides in each of Sweden, Hong Kong, and Korea. Of these 455 employees, 94 were employed in manufacturing support, 221 in engineering, 88 in sales and marketing and 52 in administration and finance. No employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers and directors as of December 31, 2000. There are no family relationships between any director or executive officer of SST. Executive officers serve at the discretion of the board of directors.

Name                                    Age                                 Position
----                                    ---                                 --------
Bing Yeh (1)(4)                         50      President and Chief Executive Officer and Director
Yaw Wen Hu                              51      Senior Vice President, Operations and Process
                                                  Development and Director
Derek Best                              50      Senior Vice President, Sales and Marketing
Michael Briner                          53      Senior Vice President, Application Specific Product Group
Isao Nojima                             56      Vice President, Standard Memory Product Group
Paul Lui                                50      Vice President, Special Product Group
Jeffrey L. Garon                        40      Vice President, Finance and Administration and
                                                  Chief Financial Officer and Secretary
Tsuyoshi Taira (1)(2)(3)                62      Director
Yasushi Chikagami (1)(2)(3)             62      Director
Ronald Chwang (1)(2)(3)                 52      Director

---------------------------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Stock Option Committee
(4) Sole Member of Non-Officer Stock Option Committee

         Bing Yeh, one of our co-founders, has served as our President and Chief Executive Officer and has been a member of our board of directors since our inception in 1989. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer degree at Stanford University. Mr. Yeh holds an M.S. and a B.S. in Physics from National Taiwan University. Mr. Yeh is also the Chairman of the Monte Jade Science & Technology Association for 2001.

         Yaw Wen Hu, Ph.D., joined us in 1993 as Vice President, Technology Development. In 1997, he was given the additional responsibility of wafer manufacturing and, in August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. Dr. Hu has been a member of our board of directors since September 1995. From 1990 to 1993, Dr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelec Corporation. From 1978 to 1985, he worked as a senior development engineer in Intel Corporation's Technology Development Group. Dr. Hu holds a B.S. in Physics from National Taiwan University and an M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

         Derek Best joined us in June 1997 as Vice President of Sales and Marketing. In 2000 he was promoted to Senior Vice President, Sales & Marketing. Prior to joining SST he worked for Micromodule Systems, a manufacturer of high density interconnect technology, as Vice President Marketing and Sales World Wide from 1992 to 1996. From 1987 to 1992 he owned his own company, Mosaic Semiconductor, a semiconductor company. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

         Michael Briner joined us as Vice President, Design Engineering in November 1997,and become Vice President, Products during 1999. In February 2001, he was promoted to Senior Vice President, Application Specific Product Group. From 1993 to 1997, he served as Vice President of Design Engineering for Micron Quantum Devices, Inc., a subsidiary of Micron Technology, Inc., chartered to develop and manufacture flash memory products. From 1986 through 1992, he served as Director of Design Engineering for the Nonvolatile Division of Advanced Micro Devices, Inc. In this position, he was instrumental in helping AMD become a major nonvolatile memory manufacturer. Mr. Briner holds a B.S. in Electrical Engineering from the University of Cincinnati.

         Isao Nojima served as our Vice President, Advanced Development since July 1997 until he was named Vice President, Standard Memory Product Group in 2000. From March 1993 to June 1997 he served as Vice President, Memory Design and Product Engineering. From 1990 to 1993, Mr. Nojima served as Director of Design Engineering of Pioneer Semiconductor Corporation, now called Pericom, a manufacturer of semiconductors. From 1980 to 1990, he served as design manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a senior design engineer for Intel Corporation. From 1969 to 1976, he was a senior researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and an M.S. in Electrical Engineering from Osaka University in Japan.

         Paul Lui joined us as Vice President and General Manager of the Linvex Product Line in June 1999 until he was named Vice President, Special Product Group. From 1994 to 1999, he was the president and founder of Linvex Technology Corporation. From 1987 to 1994, he was the president and chief executive officer of Macronix, Inc.. From 1981 to 1985, he served as group general manager at VLSI Technology, Inc. where he was responsible for transferring that company's technology to Korea. In addition, Mr. Lui has held senior engineering positions at the Synertek Division of Honeywell and McDonnell Douglas. Mr. Lui holds an M.S.E.E. degree from University of California, Berkeley and a B.S. degree in Electrical Engineering and Mathematics from California Polytechnic State University, San Luis Obispo.

         Jeffrey L. Garon joined us as Chief Financial Officer and Vice President, Finance and Administration and Corporate Secretary in March 1998. Prior to that, Mr. Garon served as president and senior operating officer of The Garon Financial Group, Inc., a venture capital and venture consulting firm specializing in start-ups, turnarounds and restarts, from 1994 to 1998. From 1993 to 1994, he served as a vice president and chief financial officer of Monster Cable Products, Inc., a leading provider of audio cables and supplies to consumers and the consumer electronic retail channel. Prior to this, Mr. Garon held senior financial positions with Visual Edge Technology, Inc., a provider of large format digital imaging systems, Oracle Corporation, Ashton-Tate Corporation and Teledyne Microelectronics. Mr. Garon holds a B.S. in Business Administration Finance from California State University, Northridge and a M.B.A. from Loyola Marymount University.

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

         Yasushi Chikagami has been a member of our board of directors since September 1995. Mr. Chikagami has been chairman of Arise, Inc since 2000. Mr. Chikagami has also served as director of GVC Corporation and Trident Microsystems, Inc. since 1993. Mr. Chikagami holds a B.S. in Agricultural Engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

         Ronald Chwang, Ph.D., is the Chairman and President of Acer Technology Ventures, America. Dr. Chwang currently serves actively on the board of a number of ATV's portfolio companies such as Reflectivity, Symmetry Communications Systems, iRobot, OctaSoft, etc. He also serves on the board of Acer Laboratories Inc. and Ambit Microsystems Corp. in Taiwan. From 1992 to 1997, Dr. Chwang was president and chief executive officer of Acer America Corporation. Dr. Chwang has been with Acer since 1986, serving in various executive positions leading business units engaged in ASIC products, computer peripherals, and Acer-Altos server system. Before joining Acer, Dr. Chwang worked for several years in development and management positions at Intel in Oregon and Bell Northern Research in Ottawa, Canada. Dr. Chwang holds a B.S. in Electrical Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

Item 2.  Properties

         As of January 31, 2001, we occupy eight leased facilities totaling approximately 188,000 square feet in Sunnyvale, California in which our executive offices, manufacturing engineering, research and development and testing facilities are located. Two leases were obtained upon the acquisition of Linvex and Agate. Those leases expire in February 2001 and March 2002 and are each less than 2,000 square feet. The leases on five other facilities expire in 2005 and the lease on the last facility expires in 2010. We believe these facilities are adequate to meet our needs for at least the next 12 months.

Item 3.  Legal Proceedings

Atmel Corporation
On January 3, 1996, Atmel Corporation sued us in the U.S. District Court for the Northern District of California. Atmel's complaint alleged that we willfully infringe five U.S. patents owned by or exclusively licensed to Atmel. Atmel later amended its complaint to allege infringement of a sixth patent. Regarding each of these six patents, Atmel sought a judgment that we infringe the patent, an injunction prohibiting future infringement, and treble damages, as well as attorney's fees and expenses.

   On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. Thus, four patents remain at issue in Atmel's District Court case against us.

   On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringed in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we were obligated to indemnify both to the extent provided in those agreements. As more fully described below, the settlement with Winbond terminated our indemnity obligations to that company.

   As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision, but has not yet issued a written opinion setting forth the basis of that order. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel has appealed that determination. Atmel's appeal brief is due on March 30, 2001, and our brief is due on or before May 9, 2001. There is currently no schedule for oral argument or the final determination of this appeal.

   Any final decisions in the ITC action will not be dispositive in the pending lawsuit because Atmel and SST can still pursue their claims in the District Court action. The District Court has scheduled a hearing for December 15, 2001, to set a trial date. We intend to vigorously defend ourselves against these actions.

Winbond Electronics
   On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of our termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond.

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

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

Price Range of Common Stock

         The principal U.S. market for our Common Stock is The Nasdaq Stock Market's National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on The Nasdaq Stock Market's National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, mark-downs, or commissions. The closing sales price of SST's Common Stock on December 29, 2000, the last trading day in 2000, was $11.8125.

1999:                                                   High Close     Low Close
-----                                                   ----------     ---------
First Quarter:      January 1 - March 31, 1999           $  1.354      $  0.802
Second Quarter:     April 1 - June 30, 1999                 2.500         1.208
Third Quarter:      July 1 - September 30, 1999             5.958         2.365
Fourth Quarter:     October 1 - December 31, 1999          15.375         4.708

2000:                                                   High Close     Low Close
-----                                                   ----------     ---------
First Quarter:      January 1 - March 31, 2000          $  27.458      $  9.854
Second Quarter:     April 1 - June 30, 2000                36.083        20.330
Third Quarter:      July 1 - September 30, 2000            34.063        18.604
Fourth Quarter:     October 1 - December 31, 2000          27.375        10.125

2001:                                                   High Close     Low Close
-----                                                   ----------     ---------
First Quarter:      January 1 - March 12, 2001          $  19.000      $  9.313

Approximate Number of Equity Security Holders

         As of December 31, 2000, there were approximately 79,000 record holders of our Common Stock.

Dividends

         We have never paid a cash dividend on our Common Stock and we intend to continue to retain earnings, if any, to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future. In addition, our line of credit does not permit the payment of dividends.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this report. The statements of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data at December 31, 1999 and 2000 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this report. The statements of operations data for the year ended December 31, 1996 and 1997 and the balance sheet data at December 31, 1996, 1997 and 1998 are derived from audited financial statements not included in this report. The results of operations are not necessarily indicative of the results to be expected for future periods.

                                                                          Year Ended December 31
                                                       --------------------------------------------------------------
                                                          1996         1997        1998         1999        2000
                                                       -----------  ----------- -----------  ----------- ------------
                                                                   (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues:
    Product revenues                                      $90,638      $73,796     $66,875     $118,242     $475,316
    License revenues                                        2,652        1,526       2,536        6,552       14,945
                                                       -----------  ----------- -----------  ----------- ------------
      Total net revenues                                   93,290       75,322      69,411      124,794      490,261
Cost of revenues                                           59,494       62,747      62,703       94,652      264,139
                                                       -----------  ----------- -----------  ----------- ------------
Gross profit                                               33,796       12,575       6,708       30,142      226,122
                                                       -----------  ----------- -----------  ----------- ------------
Operating expenses:
    Research and development                                6,948        8,744      14,527       18,199       41,535
    Sales and marketing                                     5,292        6,587       7,290       10,576       27,968
    General and administrative                              3,370        9,479       4,592        3,800       14,966
    In-process research and development                         -            -           -        2,011        3,911
                                                       -----------  ----------- -----------  ----------- ------------
      Total operating expenses                             15,610       24,810      26,409       34,586       88,380
                                                       -----------  ----------- -----------  ----------- ------------
Income (loss) from operations                              18,186      (12,235)    (19,701)      (4,444)     137,742
Interest and other income, net                              1,763        2,146       1,573          730       10,510
Interest expense                                                -            -         (31)        (214)        (691)
                                                       -----------  ----------- -----------  ----------- ------------
Income (loss) before provision for (benefit from)
    income taxes                                           19,949      (10,089)    (18,159)      (3,928)     147,561
Provision for (benefit from) income taxes                   7,598       (3,165)       (571)          88       41,813
                                                       -----------  ----------- -----------  ----------- ------------
Net income (loss)                                         $12,351      ($6,924)   ($17,588)     ($4,016)    $105,748
                                                       ===========  =========== ===========  =========== ============
Net income (loss) per share - basic                         $0.18       ($0.10)     ($0.26)      ($0.06)       $1.23
                                                       ===========  =========== ===========  =========== ============
Net income (loss) per share - diluted                       $0.16       ($0.10)     ($0.26)      ($0.06)       $1.13
                                                       ===========  =========== ===========  =========== ============
Consolidated Balance Sheet Data:
Total assets                                             $ 80,914     $ 82,539    $ 56,138      $88,806    $ 512,590
                                                       ===========  =========== ===========  =========== ============
Long-term obligations                                       $  71        $  66      $  663       $  446       $  279
                                                       ===========  =========== ===========  =========== ============
Shareholders' equity                                     $ 64,788     $ 55,889    $ 38,030      $41,015    $ 416,635
                                                       ===========  =========== ===========  =========== ============

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

   The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We recently began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. To date, market conditions have not improved during early 2001 and our customers have continued to return product, cancel backlog and/or push out shipments. Our business could be harmed by industry-wide fluctuations in the future.

   We derived 77.6% of our product revenues for 2000 and 80.8% of our product revenues during 1999 from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia. During 1998 and 1997, several Asian countries where we do business, including Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and, therefore, our ability to collect payments from these customers. In September 1999, Taiwan experienced a major earthquake. The resulting disruption to the manufacturing operations in the wafer foundries and assembly and testing subcontractors that we use in Taiwan harmed our revenues and operating results during the third and fourth quarters of 1999.

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

   Sales to customers and foreign stocking representatives are recognized upon shipment, net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that the merchandise is sold by the distributor.

   Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period we have historically enhanced and developed refinements to the technology, generally three years, the upgrade period, or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is probable. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated update period is needed. Revenues from license or other technology arrangements where we are not continuing to enhance and refine the technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is probable.

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

Results of Operations: Years Ended December 31, 2000, 1999, and 1998

Net Revenues

   Net revenues were $490.3 million in 2000 compared to $124.8 million in 1999 and $69.4 million in 1998. The increase from both 1999 to 2000 and from 1998 to 1999 was due to increased shipment volume of new and existing products and due to our ability to raise prices slightly in the second half of 1999 and 2000. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and declines in general economic conditions. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. To date, market conditions have not improved during early 2001 and customers have continued to return product, cancel backlog, and/or push out shipments.

   Product Revenues. Product revenues were $475.3 million in 2000, $118.2 million in 1999 and $66.9 million in 1998. The increase from both 1999 to 2000 and from 1998 to 1999 was primarily due to shipments of new products introduced in the second half of 1998 and during 1999 and 2000. Shipping volumes fluctuate due to overall industry supply and demand. Product revenues decreased slightly on a quarterly basis during the fourth quarter of 2000 due to lower shipping levels and increases in sales return reserves during the fourth quarter. Our allowance for sales returns increased $8.2 million due primarily to anticipated product returns related to changing market conditions at the end of 2000.

   License Revenues. Revenues from license fees and royalties were $14.9 million in 2000, $6.6 million in 1999 and $2.5 million in 1998. The increase from 1999 to 2000 was primarily due to $10.4 million in license fee received as part of a legal settlement. We anticipated another $5.0 million to be paid under this legal settlement in each quarter of 2001. The increase from 1998 to 1999 was primarily due to recognition of up-front fees paid by licensees and an increase in the number of licensees from 1998. We anticipate that license revenues will fluctuate significantly in the future.

Gross Profit

   Gross profit was $226.1 million, or 46.1% of net revenues, in 2000, $30.1 million, or 24.2% of net revenues, in 1999, and $6.7 million, or 9.7% of net revenues, in 1998. Gross profit increased across all periods due to increased shipments of existing cost-reduced products, increased shipments of new, higher margin products, and increased average selling prices on both older and newer products. We also wrote down $4.3 million of inventory related to products that we determined to be excess or obsolete during 2000.

Operating Expenses

   Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $88.4 million, or 18.0% of net revenues, in 2000, as compared to $34.6 million or 27.7% of net revenues, in 1999, and $26.4 million, or 38.0% of net revenues, in 1998. The increase in absolute dollars from 1999 to 2000 was primarily due to increased profit sharing with employees, increased commissions, and increased salaries and benefits due to hiring additional personnel. The increase in absolute dollars from 1998 to 1999 was primarily due to increased commissions and increased salaries and benefits due to hiring additional personnel. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

   Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, benefits and the cost of materials such as wafers and masks. Research and development expenses were $41.5 million, or 8.5% of net revenues, during 2000, as compared to $18.2 million, or 14.6% of net revenues, during 1999 and $14.5 million, or 20.9% of net revenues during 1998. Research and development expenses increased 128.2% from 1999 primarily due to an $8.5 million expense for profit sharing and expenses related to increased engineering headcount, materials costs and occupancy costs. Research and development expenses increased 25.3% from 1998 due to increased personnel costs, consisting of salaries, payroll taxes, and benefits, increased wafer, mask and tooling charges for new product development, and increased occupancy costs. We expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist primarily of commissions to stocking representatives, personnel costs, and occupancy costs, as well as travel and entertainment and promotional expenses. Sales and marketing expenses were $28.0 million, or 5.7% of net revenues, in 2000 as compared to $10.6 million, or 8.5% of net revenues, in 1999 and $7.3 million, or 10.5% of net revenues, during 1998. Sales and marketing expenses in 2000 increased 164.4% from 1999 and increased 45.1% in 1999 from 1998 due to increased commissions owed on higher product revenues, increased personnel costs, and increased building occupancy costs due to the lease of additional space. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expense as it impacts our commissions expense.

   General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $15.0 million, or 3.1% of net revenues, in 2000 as compared to $3.8 million, or 3.0% of net revenues, in 1999 and $4.6 million, or 6.6% of net revenues, during 1998. Expenses increased 293.8% from 1999 to 2000 due to increased legal, personnel, occupancy expenses and depreciation expense associated with our new Oracle ERP system, which we implemented in January 2000. General and administrative expenses decreased from $4.6 million to $3.8 million from 1998 to 1999 due to the reversal of certain legal accruals associated with the settlement of our lawsuit with Intel in 1999. Our allowance for bad debt increased $477,000 due to the increase of our accounts receivable from 1999 to 2000. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

   In-process Research and Development Charge. A charge of $3.9 million, or 0.8% of net revenues, in 2000, relates to the expense for in-process research and development incurred during the acquisition of Agate Semiconductor Inc. Refer also to Note 7 of the Notes to the Consolidated Financial Statements. The fair value of Agate's patents, workforce, and the technology currently under development was determined by an independent appraiser using the income approach for the patents and technology and the cost approach for the workforce. The income approach discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 20% to reflect additional risks inherent in the development life cycle. We believe that the pricing model related to this acquisition is consistent within the high-technology industry. We do not expect to achieve a material amount of the expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore the valuation assumptions do not include anticipated cost savings. In-process research and development valued at $3.9 million consisted of a single project to develop a high-density multiple-bit-per-cell flash memory chip targeted for high-capacity, low cost applications such as digital cameras, MP3 players, cellular telephones and pagers. At the time of the acquisition the estimated cost to complete the project was $2 to $3 million and the chip was approximately 50% complete. The risk adjusted discount rate relating to in-process technology determined by the independent appraiser to be 40.5%.

   We expect that the multiple-bit-per-cell chip will be completed and begin to generate cash flows within 12 to 18 months from the date of the acquisition. However, development of the multiple-bit-per-cell remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the multiple-bit-per-cell chip into a commercially viable product consists principally of planning, designing and testing activities necessary to determine that the multiple-bit-per-cell chip can meet market expectations, including functionality and technical requirements. Failure to bring the multiple-bit-per-cell chip to market in a timely manner could result in a lost opportunity to capitalize on emerging markets. Failure to achieve the expected levels of revenues and net income from the multiple-bit-per-cell chip will negatively impact the return on the investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

   A charge of $2.0 million, or 2% of net revenues, in 1999, relates to the expense for in-process research and development incurred during the acquisition of Linvex Technology Corporation. Refer also to the Notes to the Consolidated Financial Statements. The fair value of Linvex' core technology, existing products, as well as the technology currently under development was determined by an independent appraiser using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% to reflect additional risks inherent in the development life cycle. We expect that the pricing model related to this acquisition will be considered standard within the high-technology industry. We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore the valuation assumptions do not include anticipated cost savings. In process research and development valued at $2.0 million consisted of a single project to combine flash and SRAM memory on a single chip (the ComboMemory chip). At the time of the acquisition the estimated cost to complete the ComboMemory chip was $1.1 million and the chip was approximately 42% complete. The risk adjusted discount rate relating to in-process technology was 40%. During late 2000 and early 2001, the ComboMemory chip was completed and began to generate cash flows. However, if we fail to achieve the expected levels of revenues and net income from the ComboMemory chip, this could negatively impact the return on investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

   Actions and comments regarding other companies from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process research and development we have previously expensed. This would result in the restatement of our previously filed financial statement and could have a material negative impact on the financial results for the period subsequent to the acquisition.

     Interest Income. Interest income was approximately $9.9 million, or 2.0% of net revenues, during 2000, as compared to $714,000, or 0.6% of net revenues, during 1999, and $1.5 million, or 2.2% of net revenues, during 1998. Interest income increased from 1999 to 2000 due to the receipt of cash proceeds from a follow-on public offering and private placement, which closed on March 27, 2000, and the underwriters exercise of an over-allotment option which closed April 13, 2000. Interest income decreased from 1998 to 1999 due to a decrease in cash during that period.

     Interest Expense. Interest expense was approximately $691,000 during 2000 as compared to $214,000 during 1999 and $31,000 during 1998. Interest expense relates to borrowing prior to the completion of a follow-on public offering and to fee activity under our line of credit. Interest expense increased each year due to increased borrowing under our line of credit. Interest expense charges will continue in order to maintain the line of credit facility.

   Other income, net. Other income of $630,000 in 2000 consists primarily of the receipt of a dividend of approximately $569,000 from an investee company during the fourth quarter of 2000.

Provision for (Benefit from) Income Taxes

   The provision for (benefit from) income taxes was approximately $41.8 million in 2000, approximately $88,000 in 1999 and ($571,000) in 1998. During 1998, we
created a valuation allowance because the cumulative net operating losses incurred exceeded the amount of tax carry back available. During 2000 we reversed the entire allowance. This reversal was due to our increased earnings and was based on management's assessment that it is more likely than not that all the net deferred tax assets will be realized through future taxable earnings. See Note 8 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Segment Reporting

   Our business has two reportable segments: flash products and technology licensing. Flash products comprise our standard memory products, our application specific memory products, flash-embedded controllers, mass storage products and special products. Technology licensing comprises design service fees, technical consultation fees, license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications.

The table below presents information about reported segments for the three years ended December 31:

                                            2000 (in thousands):
                                 -----------------------------------------
                                    Flash        Technology
                                  Products       Licensing         Total
                                 ----------      ----------     ----------

Revenues                         $  475,316       $  14,945     $  490,261
Gross profits                    $  211,177       $  14,945     $  226,122

                                            1999 (in thousands):
                                 ------------------------------------------
                                    Flash        Technology
                                  Products       Licensing         Total
                                 ----------      ----------     ----------
Revenues                         $  118,242       $   6,552     $  124,794
Gross profits                     $  23,590       $   6,552      $  30,142

                                            1998 (in thousands):
                              ---------------------------------------------
                                    Flash        Technology
                                  Products       Licensing         Total
                                 ----------      ----------     ----------
Revenues                          $  66,875       $   2,536      $  69,411
Gross profits                     $   4,172       $   2,536      $   6,708

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We will adopt SFAS No. 133, as amended, in our quarter ending March 31, 2001. The adoption of SFAS No. 133 will not have a material impact on our financial statements.

Liquidity and Capital Resources

   Operating activities. Cash provided by operations was $43.5 million in 2000 and relates primarily to net income of $105.7 million offset by accounts receivable increase of $81.6 million and an increase in accounts receivable from related parties of $14.4 million, all due to increased sales in 2000. Increases in trade accounts payable of $20.0 million, trade payables to related parties of $7.3 million, and accrued expenses of $28.5 million and deferred revenue of $11.1 million were offset by increases in inventory of $47.8 million and increases in other current and noncurrent assets of $11.6 million. Cash used in operations was $35.8 million in 1999 and relates primarily to the increase in accounts receivable and accounts receivable from related parties of $26.4 million and the increase in inventories of $24.7 million due to the production ramp, offset in part by an $8.4 million increase in trade accounts payable.

   Investing activities. Cash used in investing activities of $173.1 million during 2000 consisted primarily of investments of cash in available-for-sale marketable securities. We also made strategic equity investments in privately held companies which are either subcontractors to our production process or customers; we also acquired equipment, invested in enterprise resource planning software, and made leasehold improvements. Cash used in investing activities during 1999 consisted primarily of $7.9 million to acquire test equipment, furniture and fixtures. Planned capital spending for 2001 is currently approximately $27.0 million to be used primarily for test equipment and design engineering tools for research and development, information systems infrastructure, and leasehold improvements.

   On March 6, 2001, we invested $50.0 million in Shanghai Grace Semiconductor Manufacturing Corporation (GSMC). GMSC is a foreign-funded wafer foundry project and will be located in Shanghai, P.R.C.

   Financing activities. Our financing activities provided cash of approximately $237.5 million during 2000. The cash provided was primarily from the issuance of common stock for $257.5 million and primarily relates to net proceeds from a follow-on public offering in which we issued and sold 12,075,000 shares of common stock, a private placement in which we issued and sold 504,000 shares of common stock, and $3.8 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by the repayment of our entire line of credit at the end of March, 2000. Cash provided by financing activities during 1999 consisted primarily of borrowings under the line of credit of $42.2 million offset by payments of $22.9 million under that same line.

   Principal sources of liquidity at December 31, 2000 consisted of $249.0 million of cash, cash equivalents, and short-term marketable securities and the line of credit. As of December 31, 2000 we had no borrowing on our line of credit as this credit facility was paid off during March, 2000. However we continue to have access to this facility should we need it. As of December 31, 2000, our line of credit was for $25 million. This agreement expires in September 2002. Borrowing is limited to 80.0% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $25 million subagreement to this line. Therefore, as of December 31, 2000, our actual credit available under this line was approximately $4.0 million. The line bears interest at a rate of the bank's reference rate (9.5% at December 31, 2000) plus 0.5%. There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of December 31, 2000, we were in compliance with the covenants of this agreement. Subsequent to December 31, 2000 the line of credit was increased to $35 million.

   Purchase Commitments. We have committed to pay $50.0 million in 2001, subject to certain business conditions, to secure increased wafer capacity in 2001 and 2002.

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

Our recent growth may not be sustainable, and you should not use our past financial performance to predict future operating results. Although we were profitable in 2000, we incurred net losses in fiscal 1997, 1998 and 1999. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

    o   the availability, timely delivery and cost of wafers from our suppliers;
    o   competitive pricing pressures and related changes in selling prices;
    o   fluctuations in manufacturing yields and significant yield losses;
    o new product announcements and introductions of competing products by us or our competitors;
    o   product obsolescence;
    o   lower of cost or market inventory adjustments;
    o   changes in demand for, or in the mix of, our products;
    o   the gain or loss of significant customers;
    o   market acceptance of products utilizing our SuperFlash(R) technology;
    o changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
    o   exchange rate fluctuations;
    o general economic, political and environmental-related conditions, such as natural disasters;
    o difficulties in forecasting, planning and management of inventory levels;
    o unanticipated research and development expenses associated with new product introductions; and
    o   the timing of significant orders and of license and royalty revenue.

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

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our revenue projections. We may experience revenue shortfalls for the following reasons:

    o sudden drops in consumer demand which causes customers to cancel backlog, push out shipment schedules, or reduce new orders, possibly due to a slowing economy or inventory corrections among our customers;

    o significant declines in selling prices that occur because of competitive price pressure during an over-supply market environment;

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

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. To date, market conditions have not improved during early 2001 and our customers have continued to return product, cancel backlog and/or push out shipments. Our business could be harmed by industry-wide fluctuations in the future.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, Taiwan Semiconductor Manufacturing Co., Ltd., in Taiwan, Sanyo Electric Co., Ltd., in Japan, Seiko-Epson Corp. in Japan, and Samsung Electronics Ltd. in Korea. We anticipate that these foundries, together with National Semiconductor Corporation in the United States and Vanguard International Semiconductor Corporation in Taiwan, will manufacture the majority of our products in 2001. On March 6, 2001, we invested $50.0 million in Shanghai Grace Semiconductor Manufacturing Corporation (GSMC). GMSC is a foreign-funded wafer foundry project which will be located in Shanghai, P.R.C. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by the foundries. Such disruptions, shortages and price increases could harm our operating results.

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

The markets for our products are characterized by:

o    rapidly changing technologies;
o    evolving and competing industry standards;
o    changing customer needs;
o    frequent new product introductions and enhancements;
o    increased integration with other functions; and
o    rapid product obsolescence.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 32 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages.

Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay damages which could harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

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

During 1998, 1999 and 2000, our export product and licensing revenues accounted for approximately 92.7%, 89.1% and 84.3% of our net revenues, respectively.
Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 80.8% and 77.6% of our product revenue from Asia during 1999 and 2000, respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

In the past, more than half of our revenues have come from a small number of customer accounts. For example, product sales to our top 10 customer accounts represented approximately 62.8%, 53.6% and 43.0% of our product revenues for 1998, 1999 and 2000, respectively. During 2000, 7 of our top 10 accounts were stocking representatives, two were domestic distributors and one was an OEM. In 1998, one customer account represented 15.2% of product sales. Another customer account represented 10.7% and 12.4% of product sales in 1998 and 1999, respectively. No single customer account represented 10.0% or more of product revenues during 2000. If we were to lose any of these customer accounts or experience any substantial reduction in orders from these customer accounts, our revenues and operating results would suffer. In addition, the composition of our major customer account base changes from year to year as the market demand for our end customers' products change.

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

Prolonged electrical power outages or shortages, or increased costs of energy could harm our business.

Our design and process research and development facilities and our corporate offices are located in California, which is currently susceptible to power outages and shortages as well as increased eneregy costs. To limit this exposure, we are in the process of securing back-up generators and power supplies to our main California facilities. While the majority of our production facilities are not located in California, more extensive power shortages in the state could delay our design and process research and development as well as increase our operating costs.

We depend on stocking representatives and distributors to generate a majority of our revenues.

We rely on stocking representatives and distributors to establish and maintain customer relationships and, at times, to sell our products and these accounts could discontinue their relationship with us or discontinue selling our products at any time. Two of our stocking representatives are responsible for relationships with customers which account for substantially all of our product sales in Taiwan, which were 28.3% and 25.5% of our net product revenues during 1999 and 2000. One stocking representative was responsible for relationships with customers which accounted for substantially all of our sales in China, including Hong Kong, during 1999 and 2000, which accounted for 24.3% and 19.1% of our total product revenues during 1999 and 2000, respectively. The loss of any of these stocking representatives, or any other significant stocking representative or distributor could harm our operating results by impairing our ability to sell our products to these customers.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, continued to suffer from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and early 2001 could result in the eventual decline of our selling prices and, if such declines were to resume, our growth and operating results would be harmed.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the Japanese economy could impair the value of our investment in our Japanese affiliate, Silicon Technology, Co., Ltd.. If we consider the value of this affiliate in which we have a 11% interest, to be impaired, we would write off, or expense, some or all of our approximately $939,000 investment. Similarly, a downturn in the economy of Taiwan could impair the value of equity investments made there, which totaled $18.4 million at December 31, 2000.

         At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and short-term investments, any interest expense owed on the line of credit facility, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures.

Item 8.  Consolidated Financial Statements and Supplementary Data

         The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated January 31, 2001, except for Note 12, which is as of March 6, 2001, are included in a separate section of this Report.

Supplementary Data: Selected Consolidated Quarterly Data

         The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2000. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future period due to a variety of reasons, including those discussed in "Business Risks".

                                                                          Quarter Ended
                                      ---------------------------------------------------------------------------------------
                                      Mar. 31,  June 30,   Sept. 30,  Dec. 31,   Mar. 31,    June 30,  Sept. 30,    Dec. 31,
                                        1999      1999       1999      1999       2000        2000       2000        2000
                                        ----      ----       ----      ----       ----        ----       ----        ----
Net revenues:                                                 (in thousands, except per share data)
    Product revenues                   $17,793    $20,433   $32,508    $47,508    $61,813    $102,076   $162,365    $149,062
    License revenues                       535      2,558     2,639        820        501       1,110      1,356      11,978
                                      --------- ---------- --------- ---------- ---------- ---------------------- -----------
      Total net revenues                18,328     22,991    35,147     48,328     62,314     103,186    163,721     161,040
Gross profit                             1,349      4,966     9,206     14,621     25,839      46,102     73,635      80,546
Income (loss) from operations           (6,788)    (3,831)      773      5,402     10,497      27,365     49,222      50,658
Net income (loss)                       (6,577)    (3,630)      448      5,743      9,644      22,536     36,266      37,302
Net income (loss) per share-basic       ($0.09)    ($0.05)    $0.01      $0.08      $0.13       $0.25      $0.41       $0.41
Net income (loss) per share-diluted     ($0.09)    ($0.05)    $0.01      $0.07      $0.11       $0.24      $0.37       $0.39


Quarterly Discussion

Net revenues. During 1999 and 2000, units shipped continued to increase and new products began to ship at high volume levels throughout each quarter of 1999 and 2000, except from the third to the fourth quarter of 2000. The decrease during that period was due to lower shipping levels and increases in the allowance for sales returns during the fourth quarter. These adverse market conditions may continue well into 2001. License revenues as a portion of net revenues fluctuated from quarter to quarter and will continue to fluctuate in the future. During the fourth quarter of 2000 $10.4 million of the $12.0 million of license revenue recognized was earned as a result of a legal settlement.

   Gross profit. Gross margin increased in 1999 and 2000 from quarter to quarter due to the recovery of margin on our existing products in the first half of 1999 and the volume shipment of new products with improved gross margin in the second half of 1999 and during 2000.

   Income (loss) from operations. Income from operations increased during each quarter of 2000 due to increasing shipment volumes of new products with higher margins. Loss from operations decreased in the first half of 1999 and income from operations increased in the second half of 1999 as we returned to profitability in the third quarter of 1999. This has been due to the overall increases in units shipped for both new and existing products and due to selling price increases on our existing products in the second half of 1999.

   Net income (loss) and net income (loss) per share. Net income increased during each quarter of 2000 due to increasing shipment volumes of new products with higher margins. Net loss decreased in the first half of 1999 and net income increased in the second half of 1999 as we returned to profitability in the third quarter of

1999. This has been due to the overall increases in units shipped for both new and existing products and due to selling price increases on our existing products in the second half of 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the captions "Election of Directors - Nominees," and "Security Ownership of Certain Beneficial Owners and Management - Compliance with the Reporting Requirement of Section 16(a)," and is incorporated by reference into this report. The information relating to our executive officers and directors is contained in Part I, Item 1 of this report.

Item 11.  Executive Compensation

         The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference into this report.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1) Consolidated Financial Statements. The index to the consolidated financial statements is found on page 40 of this Report.

         (2) Financial Statement Schedule. Financial statement schedule Number II is included.

         (3) Exhibits.  See Exhibit Index in part (c), below.

(b)      Reports on Form 8-K.  A report on Form 8-K was filed on October 3,
         2000.

(c)      Index to Exhibits.

Exhibit
 Number                          Description of Document
-------     --------------------------------------------------------------------
 3.2 ++     Bylaws of SST.
 3.4 +      Form of Restated Articles of Incorporation of SST to be effective upon the closing of the offering, dated November 3, 1995.
 3.5 ++     Certificate of Amendment of the Restated Articles of Incorporation
              of Silicon Storage Technology, Inc.
 3.6        Amendment No. 1 to Rights Agreement
 4.1 +      Reference is made to Exhibits 3.2.
10.1 +      Equity Incentive Plan and related agreements.
10.2 +      1990 Stock Option Plan and related agreements.
10.3 +      Employee Stock Purchase Plan.
10.4 +      1995 Non-Employee Director's Stock Option Plan.
10.5 +      Profit Sharing Plan.
10.6 +      Lease Agreement between SST and Sonora Court Properties, dated May
              4, 1993, as amended.
10.7 +      Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.13++     Documents relating to investment in Japanese company.
10.15++     License Agreement between SST and Seiko Epson Corporation dated
              March 31, 1996.
10.16++     License Agreement between SST and Taiwan Semiconductor Manufacturing
              Co., Ltd. dated February 26, 1997.
10.17++     Lease amendment, dated March 4, 1998, between SST and Sonora Court
              Properties.
10.18++     Lease Amendment, dated March 4, 1998, between SST and Coast
              Properties.
--------------

+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 (33-97802) and incorporated by reference herein.
++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.
*   Confidential treatment has been requested for portions of this exhibit.

Exhibit
Number                          Description of Document
-------     --------------------------------------------------------------------
10.20++     Loan and Security Agreement amendment between SST and Foothill
              Capital Corporation dated December 8, 1998.
10.21++     0.25 Micron Agreement between SST and Motorola, Inc., dated May 5,
              1999.
10.22++     Loan and Security Agreement amendment between SST and Foothill
              Capital Corporation, dated September 30, 1999.
10.23++     Second Amendment to Lease, dated September 13, 1999, between SST and
              Coast Properties.
10.24++     Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K.
              Lehga, dated November 15, 1999.
10.25++     Lease Agreement between SST and The Irvine Company, dated November
              22, 1999.
10.26*++    Agreement between SST and Samsung Electronic Co Ltd., dated March
              19, 1998.
10.27++     Agreement with National Semiconductor Corporation dated April 11,
              2000.
10.28++     Sunnyvale Industrials Net Lease Agreement.
10.29++     Amendment Number Four to Loan and Security Agreement.
10.30++     Amendment Number Five to Loan and Security Agreement.
10.31       Amendment Number Six to Loan and Security Agreement.
--------------
+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 (33-97802) and incorporated by reference herein.
++ Previously filed as an Exhibit to Form 10-K or Form 10-Q and incorporated by reference herein.
*   Confidential treatment has been requested for portions of this exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 29th day of March, 2001.

                                     SILICON STORAGE TECHNOLOGY, INC.

                                     By:    /s/ BING YEH
                                           -------------
                                           Bing Yeh
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SST and in the capacities and on the dates indicated.

       Signature                            Title                                           Date
       ---------                            -----                                           ----
                                 President,  Chief Executive                            March 29, 2001
  /S/ BING YEH                   Officer and Director (Principal
----------------------           Executive Officer)
     Bing Yeh

                                 Vice President Finance & Administration,               March 29, 2001
/S/ JEFFREY L. GARON             Chief Financial Officer and Secretary
----------------------           (Principal Financial and Accounting Officer)
  Jeffrey L. Garon
                                                                                        March 29, 2001
                                 Senior Vice President, Operations and Process
 /S/ YAW WEN HU                  Development and Director
----------------------
   Yaw Wen Hu
                                                                                        March 29, 2001

/s/ TSUYOSHI TAIRA
----------------------
   Tsuyoshi Taira                Director
                                                                                        March 29, 2001
 /s/ RONALD CHWANG
----------------------
   Ronald Chwang                 Director

                                                                                        March 29, 2001
/s/ YASUSHI CHIKAGAMI
----------------------
  Yasushi Chikagami              Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Silicon Storage Technology, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2001, except for Note 12, which is as of March 6, 2001, appearing on page 41 of this Annual Report on Form 10-K of Silicon Storage Technology, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP


San Jose, California
January 31, 2001

SCHEDULE II

                        SILICON STORAGE TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


Description                                                  Balance at       Charged to        Write-off       Balance at
-----------                                                 Beginning of      Costs and        of Accounts        End of
                                                               Period          Expenses          /Other           Period
                                                            ------------      ----------       -----------      ----------
Year ended December 31, 1998
      Allowance for doubtful accounts                       $     720         $     13          $    170         $   563
      Allowance for sales returns                           $     669         $   (609)         $      -         $    60
      Allowance for excess and obsolete inventories         $   3,733         $  2,740          $  5,051         $ 1,422
      Valuation allowance on deferred tax                   $       -         $  9,607          $      -         $ 9,607

Year ended December 31, 1999
      Allowance for doubtful accounts                       $     563         $     32          $     60         $   535
      Allowance for sales returns                           $      60         $    144          $    163         $    41
      Allowance for excess and obsolete inventories         $   1,422         $  3,293          $  4,565         $   150
      Valuation allowance on deferred tax                   $   9,607         $  3,092          $      -         $12,699

Year ended December 31, 2000
      Allowance for doubtful accounts                       $     535         $    477          $    229         $   783
      Allowance for sales returns                           $      41         $  8,166          $      -         $ 8,207
      Allowance for excess and obsolete inventories         $     150         $  4,261          $  1,895         $ 2,516
      Valuation allowance on deferred tax                   $  12,699         $(12,699)         $      -         $     -

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-83981) and Form S-8 (No. 333-47388, 333-33130
and 0-26944) of Silicon Storage Technology, Inc. of our report dated January 31, 2001, except for Note 12, which is as of March 6, 2001, relating to the financial statements, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated January 31, 2001 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
March 29, 2001

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
Report of Independent Accountants.........................................    41
Consolidated Balance Sheets...............................................    42
Consolidated Statements of Operations.....................................    43
Consolidated Statements of Shareholders' Equity
   and Comprehensive Income (Loss)........................................    44
Consolidated Statements of Cash Flows.....................................    45
Notes to Consolidated Financial Statements................................    46

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Silicon Storage Technology, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
January 31, 2001, except for Note 12,
   which is as of March 6, 2001.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                                                       December 31,
                                                                                  ------------------------
                                                                                      1999         2000
                                                                                  -----------  -----------
Current assets:
        Cash and cash equivalents                                                 $    1,223   $  109,086
        Short-term investments                                                             -      139,963
        Trade accounts receivable-unrelated parties, net                              33,285      106,258
        Trade accounts receivable-related parties                                      5,573       20,000
        Inventories                                                                   29,766       73,290
        Deferred tax asset                                                                 -        9,491
        Other current assets                                                           3,341       14,835
                                                                                  ----------   ----------
               Total current assets                                                   73,188      472,923

Equipment, furniture and fixtures, net                                                11,131       16,874
Other assets                                                                           4,487       22,793
                                                                                  ----------   ----------
                       Total assets                                               $   88,806   $  512,590
                                                                                  ==========   ==========

                                   LIABILITIES
Current liabilities:
        Borrowings under line of credit facility                                  $   19,287   $        -
        Trade accounts payable-unrelated parties                                      19,207       39,184
        Trade accounts payable-related parties                                             -        7,339
        Accrued expenses and other liabilities                                         4,707       33,879
        Deferred revenue                                                               4,144       15,274
                                                                                  ----------   ----------
               Total current liabilities                                              47,345       95,676

Other liabilities                                                                        446          279
                                                                                  ----------   ----------
               Total liabilities                                                      47,791       95,955
                                                                                  ----------   ----------

Commitments (Note 4) and Contingencies (Note 5).

                              SHAREHOLDERS' EQUITY

Preferred Stock, no par value
        Authorized: 7,000 shares
        Series A Junior Participating Preferred Stock, no par value
        Designated: 450 shares
        Issued and outstanding: none                                                       -            -
Common stock, no par value:
        Authorized: 250,000 shares
        Issued and outstanding: 74,838 shares (1999)
        and 90,118 shares (2000)                                                      60,570      330,310
Accumulated other comprehensive income                                                     -          132
Retained earnings (accumulated deficit)                                              (19,555)      86,193
                                                                                  ----------   ----------
               Total shareholders' equity                                             41,015      416,635
                                                                                  ----------   ----------
                       Total liabilities and shareholders' equity                 $   88,806   $  512,590
                                                                                  ==========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                        Year ended December 31,
                                                                                  -------------------------------------
                                                                                     1998         1999         2000
                                                                                  -----------  -----------  -----------
Net revenues:
        Product revenues - non-related parties                                    $   51,611   $   99,769   $  408,708
        Product revenues - related parties                                            15,264       18,473       66,608
        License revenues                                                               2,536        6,552       14,945
                                                                                  -----------  -----------  -----------
             Total net revenues                                                       69,411      124,794      490,261
Cost of revenues                                                                      62,703       94,652      264,139
                                                                                  -----------  -----------  -----------
Gross profit                                                                           6,708       30,142      226,122
                                                                                  -----------  -----------  -----------
Operating expenses:
        Research and development                                                      14,527       18,199       41,535
        Sales and marketing                                                            7,290       10,576       27,968
        General and administrative                                                     4,592        3,800       14,966
        In-process research and development                                                -        2,011        3,911
                                                                                  -----------  -----------  -----------
             Total operating expenses                                                 26,409       34,586       88,380
                                                                                  -----------  -----------  -----------

Income (loss) from operations                                                        (19,701)      (4,444)     137,742
Interest income                                                                        1,542          714        9,880
Interest expense                                                                         (31)        (214)        (691)
Other income, net                                                                         31           16          630
                                                                                  -----------  -----------  -----------
Income (loss) before provision for (benefit from) income taxes                       (18,159)      (3,928)     147,561
Provision for (benefit from) income taxes                                               (571)          88       41,813
                                                                                  -----------  -----------  -----------
             Net income (loss)                                                    $  (17,588)  $   (4,016)  $  105,748
                                                                                  ===========  ===========  ===========
Net income (loss) per share - basic                                                   ($0.26)      ($0.06)       $1.23
                                                                                  ===========  ===========  ===========
Net income (loss) per share - diluted                                                 ($0.26)      ($0.06)       $1.13
                                                                                  ===========  ===========  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                                       Accumulated
                                           Common Stock            Deferred     Retained Earnings          Other
                                      -----------------------        Stock         (Accumulated        Comprehensive
                                       Shares       Amount       Compensation        Deficit)          Income (Loss)      Total
                                      --------   ------------    ------------   -----------------      -------------    -----------
Balances, December 31, 1997            69,321     $   53,356      $     (66)      $      2,599           $     -         $  55,889
    Repurchase of shares
       of common stock                 (1,347)        (1,034)             -               (550)                -            (1,584)
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans                     1,284            572              -                  -                 -               572
    Tax benefit from exercise
       of stock options                     -            707              -                  -                 -               707
    Amortization of deferred
       stock compensation                   -              -             34                  -                 -                34
    Net loss                                -              -              -            (17,588)                -           (17,588)
                                      -------     ----------     -----------      -------------          --------         ---------
Balances, December 31, 1998            69,258         53,601            (32)           (15,539)                -            38,030
    Issuance of shares for
       acquisition of Linvex
       Technology Corporation           2,685          5,146              -                  -                 -             5,146
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans                     2,895          1,823              -                  -                  -            1,823
    Tax benefit from exercise
       of stock options                     -              -              -                  -                  -                -
    Amortization of deferred
       stock ompensation                    -              -             32                  -                  -               32
    Net loss                                -              -              -             (4,016)                 -           (4,016)
                                      --------    -----------    ------------   -----------------      -------------    -----------
Balances, December 31, 1999            74,838         60,570              -            (19,555)                 -           41,015
    Issuance of shares of common
       stock upon secondary
       offering and private
       placement, net of offering
       costs of $1,099                 12,579        253,729              -                  -                  -          253,729
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans                     2,701          3,782              -                  -                  -            3,782
    Tax benefit from exercise
       of stock options                     -         12,229              -                  -                  -           12,229
    Net income                              -              -              -            105,748                  -
    Unrealized gain on
       available for sale                   -              -              -                  -                132                -
       securities
    Comprehensive income                    -              -              -                  -                  -          105,880
                                      --------    -----------    ------------   -----------------      -------------    -----------
Balances, December 31, 2000            90,118      $ 330,310      $       -      $      86,193         $      132         $416,635
                                      ========    ===========    ============   =================      =============    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Year ended December 31,
                                                                                       ------------------------------------
                                                                                          1998       1999         2000
                                                                                       ----------- ----------  ------------
Cash flows from operating activities:
      Net income (loss)                                                                  ($17,588)   ($4,016)     $105,748
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                                         4,235      4,613         6,218
      Provision for doubtful accounts receivable                                               13         32           477
      Provision for sales return                                                                -          -         8,166
      Provision for excess and obsolete inventories
         and write down of inventory to market                                              2,740      3,293         4,261
      Amortization of deferred stock compensation                                              34         32             -
      (Gain) loss on sale of equipment                                                          1          3           (62)
      Deferred income taxes                                                                 3,747          -        (8,994)
      Purchased in-process research and development                                             -      2,011         3,911
      Tax benefit from employee stock plans                                                   707          -        12,229
      Changes in operating assets and liabilities:
           (in 1999 and 2000, net of effects of acquisition)
           Accounts receivable                                                               (944)   (23,745)      (81,616)
           Accounts receivable from related parties                                          (714)    (2,735)      (14,427)
           Inventories                                                                        872    (24,662)      (47,785)
           Other current and noncurrent assets                                             (1,219)      (321)      (11,646)
           Trade accounts payable                                                          (8,648)     8,385        19,977
           Trade accounts payable to related parties                                            -          -         7,339
           Accrued expenses and other liabilities                                          (1,287)      (881)       28,538
           Deferred revenue                                                                   527      2,205        11,130
                                                                                       ----------- ----------  ------------
                Net cash provided by (used in) operating activities                       (17,524)   (35,786)       43,464
                                                                                       ----------- ----------  ------------
Cash flows from investing activities:
      Acquisition of equipment, furniture and fixtures                                     (3,758)    (7,928)      (10,745)
      Proceeds from sale of equipment                                                           -          -            62
      Purchases of available-for-sale investments                                         (25,167)         -      (147,550)
      Sales and maturities of available-for-sale investments                               44,792        851         7,719
      Investment in equity securities                                                           -          -       (18,429)
      Cash acquired (used in) in acquisition                                                    -        110        (4,154)
      Other                                                                                (1,000)         -             -
                                                                                       ----------- ----------  ------------
                Net cash provided by (used in) investing activities                        14,867     (6,967)     (173,097)
                                                                                       ----------- ----------  ------------
Cash flows from financing activities:
      Borrowings under line of credit facility                                                  -     42,150        39,750
      Repayments under line of credit facility                                                  -    (22,863)      (59,037)
      Repayments of loans                                                                       -          -          (637)
      Issuance of shares of common stock                                                      572      1,823       257,511
      Repurchase of common stock                                                           (1,584)         -             -
      Other                                                                                   (67)      (141)          (91)
                                                                                       ----------- ----------  ------------
                Net cash provided by (used in) financing activities                        (1,079)    20,969       237,496
                                                                                       ----------- ----------  ------------
                      Net increase (decrease) in cash and cash equivalents                 (3,736)   (21,784)      107,863
Cash and cash equivalents at beginning of year                                             26,743     23,007         1,223
                                                                                       ----------- ----------  ------------
Cash and cash equivalents at end of year                                                  $23,007    $ 1,223      $109,086
                                                                                       =========== ==========  ============
Supplemental disclosure of cash flow information:
Cash received for interest                                                                $     -    $     -      $  3,844
Cash paid for interest                                                                    $    31    $   213      $    691
Net cash paid (received) for income taxes                                                 $    95    $(1,652)     $ 24,513
Common stock issued in relation to the acquisition of Linvex                              $     -    $ 5,146      $      -
Write-off of fully depreciated equipment, furniture and fixtures                          $     -    $11,847      $      -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Notes to the Consolidated Financial Statements:

1.   Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations:

         Silicon Storage Technology, Inc. ("SST" or "us" or "we") supplies flash memory semiconductor devices for digital consumer, networking, wireless communications and Internet computing markets. Flash memory is nonvolatile memory that does not lose data when the power source is removed and is capable of electronically erasing selected blocks of data. We license our SuperFlash technology to other companies for non-competing applications. Our products are used in personal computers, personal computer peripheral devices, consumer electronics and communications devices. The products are sold to manufacturers located primarily in Asia.

Use of Estimates in Preparation of the Financial Statements:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties:

         Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect our operating results adversely. We currently buy all wafers and die, an integral component of our products, from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis at competitive prices could cause us to suffer manufacturing delays, a possible loss of revenues, or higher than anticipated cost of revenues any of which could severely adversely affect operating results.

         Most of our sales are made through manufacturers' stocking representatives and distributors. These manufacturers' stocking representatives and distributors can discontinue selling our products at any time. Two of the manufacturers' stocking representatives are responsible for substantially all sales into Taiwan, which accounted for 28.1%, 28.3% and 25.5% of our net product revenues during 1998, 1999 and 2000 respectively. One manufacturers' stocking representative accounted for substantially all sales in China, including Hong Kong, during 2000, which accounted for 21.1%, 24.3% and 19.1% of our net product revenues during 1998, 1999 and 2000 respectively. The loss of any of these manufacturers' stocking representatives or any other significant manufacturers' stocking representatives or distributors could have a material adverse effect on our operating results. A majority of our product revenue came from sales to customers in the personal computer and computer peripherals industries. A decline in demand in these industries could have a material adverse affect on our operating results and financial condition.

         We derived 82.3%, 80.8% and 77.6% of our product revenue from Asia during 1998, 1999 and 2000, respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation exacerbated a decline in average selling prices for our products as our competitors reduced product prices to generate needed cash.

1.       Nature of Operations and Summary of Significant Accounting Policies
         (continued)

         It should be noted that we may be greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries continue to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our product. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact our operations, revenues, operating results, and stock price.

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

Basis of Consolidation:

         The consolidated financial statements include the accounts of SST and our wholly-owned subsidiaries after elimination of intercompany balances and transactions.

Financial Instruments:

         Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the dates of purchase. Highly liquid investments included in cash equivalents are classified as available for sale and are carried at cost which approximates fair value. Cash equivalents present insignificant risk of changes in value because of interest rate changes. We maintain substantially all of our cash balances with three major financial and/or brokerage institutions domiciled in the United States and we have not experienced any material losses relating to these investment instruments.

         Short-term investments, which are comprised of federal, state and municipal government obligations and foreign and public corporate debt securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and losses were not material in 1998, 1999, and 2000.

         The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The carrying amount of borrowing under the line of credit is also considered to approximate fair value as the interest rate on the borrowing adjusts to the bank's reference rate. The fair value of marketable securities is in Note 2 of these Notes to the Consolidated Financial Statements.

         Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy which is approved by the Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses which have historically not been material. As of December 31, 1999, one customer represented 11% of our accounts receivable. As of December 31, 2000, no customer exceeded 10% of our accounts receivable.

In 1998, 1999 and 2000, sales to our top ten customers accounted for approximately 62.8%, 53.6% and 43.0% of net product revenues.

1.       Nature of Operations and Summary of Significant Accounting Policies
         (continued)

         We have acquired interests in privately held Japanese and Taiwanese companies (see Note 10). It was not practicable to estimate the fair value of the investments in the issued untraded common stock of these companies. The investments are included in "Other Assets" in the balance sheet and are carried at their original cost and when a decline in value is other than temporary the securities are reduced to their estimated fair value. Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Inventories:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

Equipment, Furniture and Fixtures:

         Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years (see Note 3).

Intangible Assets:

         Intangible assets include technology acquired in acquisitions and technology acquired under licensing arrangements. These amounts are included in other assets and amortized over estimated lives of three years to five years.

Long-Lived Assets:

         Long-lived assets include equipment, furniture and fixtures and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less then the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Warranties:

         Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations.

Revenue Recognition:

          Sales to direct customers and foreign stocking representatives are recognized upon shipment of product net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to distributors. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor to the end user.

1.       Nature of Operations and Summary of Significant Accounting Policies
         (continued)

          For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, generally three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is probable. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is probable.

          Royalties received under these arrangements during the upgrade period are recognized as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. The remaining portions of the royalties are recognized ratably over the remaining portion of the upgrade period. Royalties received after the upgrade period has elapsed are recognized when reported to us, which generally coincides with the receipt of payment.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our accounting policies are consistent with the requirements of SAB 101, and the implementation of SAB 101 has had no material impact on our financial position or results of operations.

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

Computation of Net Income (Loss) Per Share:

         We have computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

Stock Compensation:

         We account for stock-based compensation using the intrinsic value method. We calculate the fair value of stock-based compensation and disclose the pro forma impact of the value on net income (loss) and net income (loss) per share in the footnotes to the financial statements.

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. Most provisions of FIN 44 were effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on our financial position or results of operations.

1.    Nature of Operations and Summary of Significant Accounting Policies
      (continued)

Comprehensive Income:

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Other comprehensive gain (loss) is presented in the statement of shareholders' equity and comprehensive income (loss).

Recent Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. SST will adopt SFAS No. 133, as amended, in its quarter ending March 31, 2001. The adoption of SFAS No. 133 will not have a material impact on its financial statements.

2.       Marketable Securities

All marketable securities are classified as available-for-sale and are summarized as follows (in thousands):

                                                   Amortized     Unrealized      Fair
                                                      Cost       Gain (Loss)    Value
                                                   ----------    -----------  --------
Corporate bonds and notes                           $ 69,155         ($20)     $69,135
Government bonds and notes
                                                     141,523          152      141,675
                                                   ----------    -----------  --------
Total bonds and notes                               $210,678         $132      210,810
                                                   ==========    ===========
Less amounts classified as cash equivalents                                    (70,847)
                                                                              ---------
         Total short-term marketable securities                               $139,963
                                                                              =========

At December 31, 2000 the contractual maturity for all investments is less than one year. Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $152,000 are netted against gross unrealized losses of approximately $20,000.

3. Balance Sheet Detail (in thousands):

Trade accounts receivable comprise:
                                                           December 31,
                                                     ------------------------
                                                         1999         2000
                                                     -----------  -----------
Trade accounts receivable-unrelated parties             $33,820     $107,041
Trade accounts receivable-related parties                 5,573       20,000
Less allowance for doubtful accounts                       (535)        (783)
                                                     -----------  -----------
                                                         $38,858    $126,258
                                                     ===========  ===========

Inventories comprise:
                                                           December 31,
                                                     ------------------------
                                                        1999         2000
                                                     -----------  -----------
Raw materials                                           $ 6,855     $ 29,025
Work in process                                          19,338       17,631
Finished goods                                            3,573       26,634
                                                     -----------  -----------
                                                         $29,766     $ 73,290
                                                     ===========  ===========

Equipment, furniture and fixtures comprise:

                                                          December 31,
                                                     ------------------------        Estimated
                                                        1999         2000          Useful Lives
                                                     -----------  -----------      ------------
Equipment                                                $7,932      $13,389        Four years
Design hardware                                           2,540        4,234        Three years
Software                                                  2,478        5,781        Three years
Furniture and fixtures                                    1,109        2,269        Seven years
                                                     -----------  -----------
                                                         14,059       25,673
Less accumulated depreciation                             4,859        9,906
                                                     -----------  -----------
                                                          9,200       15,767
Construction in progress                                  1,931        1,107
                                                     -----------  -----------
                                                        $11,131     $ 16,874
                                                     ===========  ===========

Depreciation expense was $4,314,000, $3,676,000, and $5,016,000 for 1998, 1999,
and 2000 respectively. Construction in progress relates to software and consulting costs incurred to implement our enterprise resource planning system, datawarehouse and our supply chain management system. These costs will be depreciated over three years beginning during the month that each system is fully functional. The enterprise resource planning system was fully functional during the first half of 2000 and it is anticipated that the datawarehouse and supply chain management system will be fully functional by the end of 2001. The estimated useful life of software purchased after December 31, 1999 is three years (as compared to the four year life previously used) to more accurately reflect our actual replacement rate of software.

Accrued liabilities comprise:
                                                          December 31,
                                                    -------------------------
                                                        1999         2000
                                                    -----------  ------------
Accrued compensation and related                       $ 1,442      $ 14,509
Accrued income tax payable                                   2        11,292
Accrued liabilities-related parties                          -           356
Other accrued liabilities                                3,263         7,722
                                                    -----------  ------------
                                                       $ 4,707      $ 33,879
                                                    ===========  ============

4.        Commitments:

         We lease our corporate facilities under noncancelable operating leases that expire in 2001, 2002, 2005 and 2010. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $749,000, $1,107,000, and $2,060,000 in 1998,
1999, and 2000 respectively.

Future minimum rental payments at December 31, 2000 are as follows (in thousands):

2001                                          $     4,675
2002                                                4,803
2003                                                4,960
2004                                                5,131
2005                                                3,563
Thereafter                                         10,905
                                              -----------
                                              $    34,037
                                              ===========

Line of Credit:

         As of December 31, 2000 we had no borrowing on our line of credit as this credit facility was paid off during the quarter ended March 31, 2000. However we continue to have access to this facility should we need it. As of December 31, 2000, our line of credit was for $25 million. This agreement expires in September 2002. Borrowing is limited to 80.0% of eligible world-wide accounts receivable and is also reduced by any letters of credit issued under a $25 million subagreement to this line. Therefore, as of December 31, 2000, our actual credit available under this line was approximately $4.0 million. The line bears interest at a rate of the bank's reference rate (9.5% at December 31, 2000) plus 0.5%. There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of December 31, 2000, we were in compliance with the covenants of this agreement.

Purchase Commitments:

         We have committed to pay $50.0 million in 2001, subject to certain business conditions, to secure increased wafer capacity in 2001 and 2002.

5.       Contingencies:

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

   On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. Thus, four patents remain at issue in Atmel's District Court case against us.

   On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringed in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we were obligated to indemnify both to the extent provided in those agreements. As more fully described below, the settlement with Winbond terminated our indemnity obligations to that company.

   As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision, but has not yet issued a written opinion setting forth the basis of that order. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel has appealed that determination. Atmel's appeal brief is due on March 30, 2001, and SST's brief is due on or before May 9, 2001. There is currently no schedule for oral argument or the final determination of this appeal.

   Any final decisions in the ITC action will not be dispositive in the pending lawsuit because Atmel and SST can still pursue their claims in the District Court action. The District Court has scheduled a hearing for December 15, 2001, to set a trial date. We intend to vigorously defend ourselves against these actions.

   On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond.
We received $10.4 million in license fees during 2000 as part of this settlement.

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

6.        Shareholders' Equity:

Stock Dividend:

         On June 16, 2000, our Board of Directors approved a 3-for-1 stock split, in the form of a stock dividend, payable to shareholders of record as of July 28, 2000. The stock dividend was distributed on August 14, 2000. All share and per share amounts in these Consolidated Financial Statements and related Notes to the Consolidated Financial Statements have been adjusted to reflect the stock split.

 Authorized Capital Shares:

         Our authorized capital shares consist of 250,000,000 shares of common stock and 7,000,000 shares of preferred stock. Of the preferred stock, 450,000 shares has been designated as series A junior participating preferred stock. All of SST's capital shares have no par value.

Share Purchase Rights Plan:

         We have a Share Purchase Rights Plan, adopted in May 1999 and subsequently amended, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. Preferred stock rights will also be issued with any new issuance of common shares. Each Right entitles the registered holder under certain circumstances to purchase from SST one three-hundredth (one-third of one one-hundredth) of a share of series A junior participating preferred stock. Until the occurrence of certain events the preferred stock rights will be transferable with and only with the Common Shares. The effect will be to discourage acquisitions of more than 15 percent of SST's common stock without negotiations with the Board of Directors. The rights expire May 3, 2009.

Net Income (Loss) Per Share:

         A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share is as follows:

                                                           1998       1999        2000
                                                           ----       ----        ----
Numerator - Basic
      Net income (loss)                                   ($17,588)   ($4,016)   $105,748
                                                        ==========  =========  ==========
Denominator - Basic
      Weighted average common stock outstanding             68,874     72,177      86,123
                                                        ==========  =========  ==========
Basic net income (loss) per share                           ($0.26)    ($0.06)      $1.23
                                                        ==========  =========  ==========
Numerator - Diluted:
      Net income (loss)                                   ($17,588)   ($4,016)   $105,748
                                                        ==========  =========  ==========
Denominator - Diluted:
      Weighted average common stock outstanding             68,874     72,177      86,123
      Dilutive potential of common stock equivalents:
        Options                                                  -          -       7,701
                                                        ----------  ---------  ----------
                                                            68,874     72,177      93,824
                                                        ==========  =========  ==========

Diluted net income (loss) per share                         ($0.26)    ($0.06)      $1.13
                                                        ==========  =========  ==========

         Stock options to purchase 9,285,000 and 9,618,000 shares of common stock were outstanding at December 31, 1998 and 1999 but were not included in the computation of diluted loss per share because we had a net loss in 1998 and 1999. Anti-dilutive stock options to purchase approximately 358,000 shares of common stock were excluded from the computation of diluted net income per share for the twelve months ended December 31, 2000 because the exercise price of the options exceeded the average fair market value of the stock for the twelve months ended December 31, 2000.

Repurchase of Common Stock:

         In January 1998, the Board of Directors approved a stock repurchase program whereby up to an aggregate of 3,000,000 shares of SST's common stock may be repurchased on the open market at prevailing market prices. Approximately 1,347,000 shares were repurchased under this authorization for an aggregate purchase price of $1,584,000 at prices ranging from $1.06 to $1.26 per share. The program terminated in June 1998.

Equity Incentive Plan:

         In 1990, SST adopted a combined incentive and supplemental stock option plan, or the Option Plan, under which the Board of Directors could issue options to purchase up to 12,000,000 shares of common stock to employees and directors of and consultants to SST and our affiliates. In November 1995, SST amended the Option Plan, restated it as the Equity Incentive Plan and reserved an additional 6,000,000 shares of common stock for issuance under the plan. In July 1998, 1999 and June 2000, SST amended the Equity Incentive Plan and reserved an additional 2,250,000, 3,000,000, and 3,000,000 shares, respectively, of common stock for issuance under the plan.

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

Directors' Option Plan:

         In October 1995, SST adopted the Non-Employee Directors' Stock Option Plan, or the Directors' Plan, which became effective upon the effective date of SST's initial public offering. The Directors' Plan provided for the automatic grant of options to purchase 72,000 shares of SST's common stock to non-employee directors of SST upon the initial public offering. It also provides for automatic grants upon new non-employee directors being elected to the Board of Directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 18,000 shares annually thereafter. Options under the Directors' Plan vest over 48 months and the exercise price of options granted must equal or exceed the fair market value of SST's common stock on the date of grant. The options expire ten years after the date of grant. In July 1999, SST amended the Directors' Plan to change the vesting terms from ratably over four years to upon date of grant, decreased the initial grant amount of options from 72,000 to 45,000 shares, and increased the aggregate number of share authorized by 150,000 shares to 600,000 shares.

Activity under the Equity Incentive Plan and Directors Plan follows (in thousands, except per share data):


                                Available                Options Outstanding               Weighted
                                   for       ----------------------------------------       Average
                                  Grant       Shares     Price per Share     Amount     Exercise Price
                                -----------  ---------   -----------------  ---------   --------------
Balances, December 31, 1997          1,788      9,315      $0.05-$5.50        $7,933        $0.85
     Granted                        (2,664)     2,664       0.44-1.00          2,335         0.88
     Exercised                           -       (804)      0.05-1.04           (155)        0.19
     Terminated                      1,821     (1,821)      0.08-2.00         (2,797)        1.06
     Authorized                      2,250          -           -                  -           -
                                ----------   --------    -------------      --------        -----
Balances, December 31, 1998          3,195      9,354       0.05-5.50          7,316         0.78
     Granted                        (3,057)     3,057       0.80-8.29          7,990         2.61
     Exercised                           -     (2,136)      0.05-2.00         (1,117)        0.52
     Terminated                        657       (657)      0.11-4.42           (643)        0.79
     Authorized                      3,150          -           -                  -            -
                                ----------   --------    -------------      --------        -----
Balances, December 31, 1999          3,945      9,618       0.05-8.29         13,546         1.41
     Granted                        (3,921)     3,921       9.85-29.44        62,559        15.95
     Exercised                           -     (2,449)      0.05-5.56         (2,410)        0.98
     Terminated                        487       (487)      0.68-29.44        (2,267)        4.66
     Authorized                      3,000          -           -                  -            -
                                ----------   --------    -------------      --------        -----
Balances, December 31, 2000          3,511     10,603      $0.05-$29.44      $71,428        $6.74
                                ==========   ========                       ========

At December 31, 1998, 4,131,000 options were exercisable at a weighted-average exercise price of $0.49 per share. At December 31, 1999, 3,922,000 options were exercisable at a weighted-average exercise price of $0.79 per share. At December 31, 2000, 3,643,000 options were exercisable at a weighted-average exercise price of $1.63 per share.

Employee Stock Purchase Plan:

         In October 1995, SST adopted the Employee Stock Purchase Plan, or the Purchase Plan, which became effective upon the effective date of SST's initial public offering. A total of 2,550,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of SST's common stock on the date of the option grant by withholding up to 10 percent of their annual base earnings. In July 1999, the Purchase Plan was amended to increase the aggregate number of shares of common stock authorized for issuance by 1,050,000 shares to 3,600,000 shares. At December 31, 2000, shares available for purchase under this plan were approximately 1,696,000. Shares issued under the Purchase Plan in 1998, 1999, and 2000 were 480,000, 759,000, and 252,000, respectively.

Stock Compensation:

         No compensation cost has been recognized for the Equity Incentive Plan, the Directors' Option Plan or the Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for 1998, 1999, and 2000 would have been decreased (increased) to the pro forma amounts indicated below (in thousands):

                                                           1998           1999            2000
                                                           ----           ----            ----
Pro forma net income (loss)                            $ (19,316)     $ (6,479)        $   89,700
Pro forma net income (loss) per share - basic          $   (0.29)     $  (0.09)        $     1.01
Pro forma net income (loss) per share - diluted        $   (0.29)     $  (0.09)        $     0.93

         The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                      1998           1999            2000
                                      -----          -----           ----
Risk-free interest rate               4.1-5.8%       4.6-5.9%        5.9-6.4%
Expected term of option               2 years        2 years         2 years
Expected volatility                   92%            92%             100%
Expected dividend yield               0%             0%              0%

The weighted average fair value of options granted under the Equity Incentive Plan and the Directors' Option Plan during 1998, 1999 and 2000 was $0.88, $2.60, and $12.70, respectively, per share.

         The fair value of each stock purchase right is estimated using the Black-Scholes model with the following weighted average assumptions by year:

                                      1998           1999            2000
                                      -----          -----           ----
Risk-free interest rate               5.3-5.5%       4.6-5.3%        6.0-6.1%
Expected term of option               1/2 year       1/2 year        1/2 year
Expected volatility                   92%            92%             100%
Expected dividend yield               0%             0%              0%

         Option grants and purchase plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

The weighted average valuation of right grants under the Purchase Plan during 1998, 1999 and 2000 was $0.44, $0.45, and $2.77, respectively, per share.

Stock Compensation, continued:

         The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Option Plan at December 31, 2000 are as follows:

                                        Options Outstanding                                  Options Exercisable
                       ------------------------------------------------------------ -------------------------------------
                                         Weighted-Average
      Range of               Number          Remaining          Weighted-Average       Number        Weighted-Average
   Exercise Prices        Outstanding    Contractual Life        Exercise Price      Outstanding      Exercise Price
----------------------   -------------   ----------------       ----------------     ------------    -----------------
   $0.050 - $0.680          1,339,000          4.30                  $0.24              1,051,000         $0.14
   $0.800 - $0.990          1,121,000          7.48                   0.95                341,000          0.95
   $1.000 - $1.020            241,000          7.98                   1.01                155,000          1.01
   $1.040 - $1.040          1,605,000          6.66                   1.04              1,261,000          1.04
   $1.080 - $2.360          1,818,000          8.09                   1.93                455,000          1.58
   $2.540 - $9.850          1,278,000          8.72                   6.53                286,000          4.73
  $10.290 - $11.813         1,098,000          9.47                  11.14                 39,000         10.29
  $11.850 - $18.600         1,084,000          9.48                  17.91                  1,000         18.60
  $19.960 - $28.350           988,000          9.45                  24.01                 54,000         28.35
  $29.440 - $29.440            31,000          9.50                  29.44                      -          0.00
                           ----------                                                   ---------
  $0.050 - $29.440         10,603,000          7.82                  $6.74              3,643,000         $1.63
                           ==========                                                   =========

7.       Acquisitions

Agate Semiconductor, Inc. On December 1, 2000, we increased our ownership of Agate Semiconductor, Inc., or Agate, a privately held, memory design company located in Santa Clara, California, from 39.45% to 100% in a series of related transactions, effectively purchasing all of the remaining assets and stock of that company. The purchase price of $4.7 million, which was paid in cash and includes acquisition costs of $40,000, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The purchase price comprises cash paid of $4.2 million and $498,000 payable in June 2001. The results of operations of Agate have been included with our results of operations since December 1, 2000, the date that the acquisition was consummated.

The fair value of the assets of Agate, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price...................................................  $4,657
                                                                         ======
Assets acquired:
   Tangible assets, primarily cash, deposits, and equipment............  $   33
   Deferred tax asset..................................................     863
   Patents.............................................................     762
   Workforce  .........................................................     152
   Purchased in-process research and development.......................   3,911
Deferred tax liability ................................................    (366)
Other liabilities assumed..............................................    (698)
                                                                         ------
                                                                         $4,657
                                                                         ======

The amount allocated to the patents and the workforce is amortized on a straight line basis over five and three years, respectively. At December 31, 2000, accumulated amortization related to these items was $25,000. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

As part of the acquisition, we have agreed to pay $659,000 to certain Agate employees if they remain in our employ until December 1, 2001. In addition, after the purchase, loans assumed totaling $637,000 were repaid in cash. Summarized below are the unaudited pro forma results of SST as though Agate had been acquired at the beginning of each of the periods presented. Adjustments have been made for the estimated increases in amortization related to the purchased of patents, workforce, and other appropriate pro forma adjustments.

                                                      December 31,
                                             ----------------------------
                                                 1999           2000
                                             --------------  ------------
Revenue                                       $  124,794        $490,261
Net income (loss)                                 (5,009)        108,313
Net income (loss) per share - basic                (0.07)           1.26
Net income (loss) per share - diluted         $    (0.07)       $   1.15

The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of each of the periods presented or of future results of operations of the combined companies. The charge for purchased in process research and development has not been included in the pro forma results above because it is nonrecurring and directly related to the acquisition.

Linvex Technology, Corp. On June 4, 1999, we purchased all of the outstanding capital stock of Linvex Technology, Corp., or Linvex, a privately held, memory design company located in Sunnyvale, California, in exchange for 789,000 shares of SST common stock with a fair market value of $4.7 million. The purchase price of $4.8 million, which includes acquisition costs of $0.1 million, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The results of operations of Linvex have been included with those of SST since June 4, 1999, the date that the acquisition was consummated.

The fair value of the assets of Linvex, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price.................................................    $4,794
                                                                         ======
Assets acquired:
   Tangible assets, primarily cash, accounts receivable,
      and computer software..........................................    $  701
   Core technology  .................................................     2,827
   Completed products ...............................................       163
   Workforce  .......................................................       272
   Purchased in-process research and development.....................     2,011
Liabilities assumed .................................................    (1,180)
                                                                         ------
                                                                         $4,794
                                                                         ======

The amount allocated to the core technology, the completed products, for which technological feasibility had been established at the acquisition date, and the workforce is amortized on a straight line basis over three years. At December 31, 1999 accumulated amortization related to these items was $634,000. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

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

                                                   December 31,
                                         ---------------------------------
                                               1998             1999
                                         ----------------- ---------------
Revenue                                      $  70,515       $ 125,311
Net income (loss)                              (19,495)         (3,146)
Net income (loss) per share                  $   (0.82)      $   (0.13)

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

The accumulated amortization of intangible assets at December 31, 1999 and 2000 was $874,000 and $2,147,000, respectively.

8.       Income Taxes:

         The provision for income taxes reflected in the statements for the years ended December 31, 1998, 1999 and 2000 were as follows (in thousands):

                                        December 31,
                      --------------------------------------------
                           1998           1999           2000
                      --------------- -------------- -------------
Current:
      Federal             $  (4,445)      $   (489)      $ 47,187
      State                       1            248          3,606
      Foreign                   126            329             14
                      --------------- -------------- -------------
                             (4,318)            88         50,807
                      --------------- -------------- -------------
Deferred:
      Federal                 3,131              -         (8,273)
      State                     343              -           (721)
                      --------------- -------------- -------------
                              3,747              -         (8,994)
                      --------------- -------------- -------------
                           $   (571)        $   88       $ 41,813
                      =============== ============== =============

Substantially all of our revenue is taxable in the United States of America. Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

                                                       December 31,
                                          ------------------------------------
                                            1998          1999           2000
                                          ----------- -------------  ---------
United States statutory rate               (35.0)%       (35.0)%         35.0%
State taxes, net of federal benefit          4.3           6.3            3.9
Foreign taxes, net                            -            8.4             -
Research and development credit               -             -            (2.9)
Net operating losses not utilized            9.3          21.5             -
Change in valuation allowance               20.6            -            (8.6)
Other                                       (2.3)          1.1            0.9
                                          ----------- -------------  ---------
                                            (3.1)%         2.3%          28.3%
                                          =========== =============  =========

     In the year ended December 31, 1999, we placed a valuation allowance against the deferred tax assets due to uncertainty surrounding the realization of such assets. In the year ended December 31, 2000, we determined that it is more likely than not that the deferred tax assets were realizable based on our operating results in 2000 and projected future earnings.

     At December 31, 2000, we had available approximately $2,100,000 in federal and state net operating losses related to the acquisition of Agate. These net operating losses, if not utilized, expire between 2004 and 2020. Under the Tax Reform Act of 1986, the annual utilization of these losses is limited because a change in stock ownership had occurred. Utilization of these losses is limited to approximately $600,000 annually against future taxable income. As of December 31, 1999 and 2000 our deferred tax assets and liabilities consisted of (in thousands):

                                                        December 31,
                                                ----------------------------
                                                     1999           2000
                                                -------------  -------------
Allowance for excess and obsolete inventory        $     611       $    814
Allowance for sales returns                               17          3,155
Allowance for doubtful accounts                          791          1,185
Deferred revenue                                         980          2,816
Other                                                    200            565
Net operating loss carry-forwards                      4,992            863
Depreciation                                               -             93
Tax credits                                            5,431              -
                                                -------------  -------------
  Total                                               13,022          9,491
Depreciation                                            (323)             -
Valuation Allowance                                  (12,699)             -
                                                -------------  -------------
Net deferred tax asset                             $      -        $  9,491
                                                =============  =============

9. Segment Reporting:

         Our business has two reportable segments: Flash Products and Technology Licensing based on our method of internal reporting. The table below presents information about reported segments:

                                            2000 (in thousands):
                              ---------------------------------------------
                                               Technology
                              Flash Products    Licensing         Total
                              --------------   -----------     -----------
Revenues                      $     475,316    $    14,945     $   490,261
Gross profits                 $     211,177    $    14,945     $   226,122

                                           1999 (in thousands):
                              ---------------------------------------------
                                               Technology
                              Flash Products    Licensing         Total
                              --------------   -----------     -----------
Revenues                      $     118,242    $     6,552     $   124,794
Gross profits                 $      23,590    $     6,552     $    30,142

                                           1998 (in thousands):
                              ---------------------------------------------
                                               Technology
                              Flash Products    Licensing         Total
                              --------------   -----------     -----------
Revenues                      $      66,875    $     2,536     $    69,411
Gross profits                 $       4,172    $     2,536     $     6,708

         We do not allocate operating expenses, interest income or expense, other income net or the provision for (benefits from) income taxes to these segments for internal reporting purposes.

The Technology Licensing segment comprises license fees and royalties earned through technology agreements that we have with wafer foundries and manufacturers for non-competing applications.

SST's net revenues are all denominated in U.S. dollars and are summarized as follows: (in thousands):

                                             Year ended December 31,
                                    ------------------------------------------
                                       1998          1999            2000
                                    ----------- ---------------  -------------
United States                          $ 5,099      $   13,644       $ 76,898
Europe                                   6,929           7,347         28,376
Japan                                   13,739          16,396         66,635
Korea                                    3,756          11,750         42,986
Taiwan                                  19,134          33,541        133,677
China (including Hong Kong)             14,104          28,776         90,839
Other Asian countries                    6,119           9,340         48,102
Rest of world                              531           4,000          2,748
                                    ----------- ---------------  -------------
                                      $ 69,411      $  124,794      $ 490,261
                                    =========== ===============  =============

Foreign revenue is based on the country to which the product is shipped.

The locations and net book value of long lived assets follows:

                                           Year ended December 31,
                              -------------------------------------------------
                                   1998             1999             2000
                              --------------- ----------------- ---------------
United States                        $ 7,312        $   12,982       $  18,551
Taiwan                                   924             1,655          20,157
Japan                                    939               939             953
Malaysia                                   -                42               -
Korea                                      -                 -               4
United Kingdom                             -                 -               2
Philippines                              106                 -               -
                              --------------- ----------------- ---------------
                                     $ 9,281        $   15,618        $ 39,667
                              =============== ================= ===============

10.      Related Party Reporting:

         On January 31, 1996, we acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash, which interest is carried at cost in the other noncurrent assets category in the balance sheet. At December 31, 2000, the investment was 11% of the outstanding equity in the company. The president of the Japanese company is a shareholder of SST. In 1998, 1999 and 2000 this customer accounted for 15%, 8% and 3% respectively or approximately $10,180,000, and $10,032,000 and $12,232,000, respectively, of net revenues.

         In June 1997, Dr. Ronald Chwang became a member of the Board of Directors. Dr. Chwang is the Chairman and President of Acer Technology Ventures, America. Related Acer entities, Acer Corporation, Acer Peripherals and Acer Technologies are customers of SST. In 1998, 1999 and 2000 the combined Acer entities accounted for 7%, 6% and 5%, respectively, or $5,084,000, $7,900,000 and $22,543,000 of net revenues.

         In 1999, Ocean Automation Ltd. and related entities became a customer. Mr. Yasushi Chikagami, a member of the SST Board of Directors, is also a member of the Board of Directors of Ocean. During 1999 and 2000 Ocean accounted for 0.4% and 0.3% or $541,000 and $1,441,000 of net revenues, respectively.

         In 2000, we acquired a 15% interest in a Taiwanese company for approximately $1,455,000 paid in cash and which is carried at cost in the other noncurrent assets category on the balance sheet. This company is also one of our manufacturers' representatives. In 2000, this company accounted for 5% or $24,444,000 of net revenues. During 2000 we paid sales commissions of $1,970,000 to this company.

         In 2000, no customer accounted for more than 10% of net revenues for SST. In both 1999 and 1998, only one other customer accounted for more than 10% of net revenues for SST. This customer accounted for 11.8% and 10.8%, or approximately $14,700,000 and $7,187,000 of net revenues in 1999 and 1998, respectively.

         In 2000, we acquired a 10%, 1%, and 3% interest in three different production subcontractors for $9,868,000, $4,574,000, and $2,553,000, which at December 31, 2000 represented 9%, 1%, and 3% of the outstanding equity of these companies, respectively. All of the subcontractors are privately held companies in Taiwan. These investments are carried at cost in the other noncurrent assets category on the balance sheet. During 2000 we made purchases of $7,500, $16,721,000 and $9,478,000, respectively, from these subcontractors. The third subcontractor described is also our customer and this customer accounted for $9,044,000, or 2%, of net product revenues during 2000.

11.       Employee Benefit Plans:

Profit Sharing Plan:

         In April 1995, the Board adopted the Profit Sharing Plan under which employees may collectively earn up to 10% of SST's operating profit, provided that both net earnings before interest income (expense), net and provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is net revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. No profit sharing was paid in 1998 or 1999. During 2000 profit sharing expenses of $14,876,000 were recorded.

401(k) Plan:

         In 1995, SST adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. All employee contributions are 100% vested. No employer contributions were made in 1998 or 1999. During 2000, we matched the first $1,000 of each employees' contribution, for a total of $326,000.

12.      Subsequent Events:

         On February 8, 2001 our limit on our line of credit was increased to $35.0 million.

         On March 6, 2001 we invested $50.0 million in Shanghai Grace Semiconductor Manufacturing Corporation (GSMC). GMSC is a foreign-funded wafer foundry project and will be located in Shanghai, P.R.C. The project is expected to be completed in late 2002.