Form 10-K/A
period 2000-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2001-04-30
CIK 855906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A

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


                         COMMISSION FILE NUMBER 0-26944
                         ------------------------------
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

                           Common Stock, no par value.
                           ---------------------------

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

Aggregate market value of the voting stock held by non-affiliates of SST as of March 31, 2001: $676,303,242 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of March 31, 2001: 90,859,577.

Documents incorporated by reference: Exhibits as noted herein.

                                    PART III.

ITEM 10.  DIRECTORS OF THE REGISTRANT

The following table lists the names and ages of our directors as of December 31, 2000. There are no family relationships between any of our directors or officers. Information regarding our officers is contained in Part I of this Annual Report in the section entitled "Executive Officers and Directors".

Name                                     Age                                Position
----                                     ---                                --------
Bing Yeh (1)(4)                           50       President and Chief Executive Officer and Director
Yaw Wen Hu                                51       Senior Vice President, Operations and Process
                                                     Development and Director
Tsuyoshi Taira (1)(2)(3)                  62       Director
Yasushi Chikagami (1)(2)(3)               62       Director
Ronald Chwang (1)(2)(3)                   52       Director

-------------------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Stock Option Committee
(4) Sole Member of Non-Officer Stock Option Committee

         Bing Yeh, one of our co-founders, has served as our President and Chief Executive Officer and has been a member of our board of directors since our inception in 1989. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer degree at Stanford University. Mr. Yeh holds an M.S. and a B.S. in Physics from National Taiwan University. Mr. Yeh is also the Chairman of the West Coast Chapter of the Monte Jade Science & Technology Association for 2001.

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

         Yasushi Chikagami has been a member of our board of directors since September 1995. Mr. Chikagami has been chairman of Arise, Inc. since 2000. From 1993 to 2000, he was Chairman of Keian Corporation. Mr. Chikagami has also served as director of GVC Corporation and Trident Microsystems, Inc. since 1993. Mr. Chikagami holds a B.S. in Agricultural Engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

         Ronald Chwang, Ph.D., has been a member of our board of directors since June 1997. Since 1998, Mr. Chwang has been the President of Acer Technology Ventures Management LLC, a venture capital business unit of the Acer Group, a worldwide computer, component and semiconductor manufacturer. From 1992 to 1997, Mr. Chwang was president and chief executive officer of Acer America Corporation. Mr. Chwang has been with Acer since 1986, serving in various executive positions. Mr. Chwang has previously held development and management positions at Intel Corporation and Bell Northern Research. Mr. Chwang is a director of Ambit Microsystems Corp., Taiwan, a publicly held OEM/ODM supplier. Mr. Chwang also serves on the board of directors of several privately held companies. Mr. Chwang holds a B.S. in Electrical Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Paul Lui filed an amended Form 3 to reflect an additional 193,710 shares of Common Stock held by LTC Enterprises, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our directors do not currently receive any cash compensation from us for their service as members of our Board of Directors, although they are reimbursed for certain travel-related expenses in connection with attendance at Board and committee meetings in accordance with our policy.

Each of our non-employee directors receives stock option grants under the 1995 Non-Employee Directors' Stock Option Plan. Only non-employee directors are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.

Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each director who was serving on the date of our initial public offering was granted on such date an option to purchase 72,000 shares of our Common Stock. In addition, each non-employee director subsequently elected to the Board was automatically be granted an option to purchase 72,000 shares of our Common Stock, until the Directors' Plan was amended in April 1999, at which time the amount of the initial grant upon election to the Board of Directors was changed to an option to purchase 45,000 shares of our Common Stock. Each year, non-employee directors who have served as directors for the prior year are granted an option to purchase 18,000 shares of our Common Stock. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted prior to April 1999 vest ratably over four years from the date of grant. Options granted after April 1999 are fully vested and exercisable upon the date of grant. The term of options granted under the Directors' Plan is ten years. In the event of our merger with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction, the vesting of options issued prior to April 1999 will accelerate and the option will terminate if not exercised prior to the consummation of the transaction. At December 31, 2000, options, net of canceled or expired options, covering an aggregate of 453,000 shares had been granted under the Directors' Plan and 147,000 shares of our Common Stock remained available for grant under the Directors' Plan.

During 2000, we granted options under the Directors' Plan covering 18,000 shares to each of Messrs. Taira, Chikagami, and Chwang at an exercise price of $28.35 per share based on the closing sales price reported in the Nasdaq National Market on the date of grant. As of December 31, 2000, 266,000 options had been exercised under the Directors' Plan at a weighted average exercise price of $2.51 per share, and 148,000 options were exercisable at a weighted-average exercise price of $12.11 per share.

COMPENSATION OF OFFICERS

                             SUMMARY OF COMPENSATION

The following table shows for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998, compensation awarded or paid to, or earned by our Chief Executive Officer and our four other most highly compensated officers at December 31, 2000. Amounts under the column "All Other Compensation" include matching contributions to 401(k) plans, patent awards, and amounts paid by us on behalf of the officers for supplemental life insurance.

                           SUMMARY COMPENSATION TABLE


                                                                                    Long Term Compensation Awards
                                                           Annual Compensation      -----------------------------
                                                        ---------------------------  Securities Underlying Stock      All Other
           Name and Principal Position          Year        Salary        Bonus                Options               Compensation
---------------------------------------------- -------- -------------- ------------ ------------------------------------------------
Bing Yeh......................................  2000     $   330,000     $  75,242            300,000                $     1,973
    President and Chief Executive Officer       1999     $   232,199     $     101             90,000                $        86
                                                1998     $   221,905             -              -----                $       600


Yaw Wen Hu....................................  2000     $   242,833     $  56,818            147,321                $     1,668
    Senior Vice President, Operations and       1999     $   177,760     $     101             98,406                $        86
    Process Development                         1998     $   149,297             -             45,786                          -


Michael Briner................................  2000     $   224,986     $  40,458             48,842                $     1,973
    Senior Vice President, Application          1999     $   201,774     $     101             30,000                $       420
    Specific Product Group                      1998     $   187,739             -              -----                          -


Derek Best....................................  2000     $   213,797     $  38,843            109,437                $       973
    Senior Vice President, Sales and            1999     $   170,154     $     101             66,984                $        86
    Marketing                                   1998     $   162,097             -             79,449                $     2,960


Paul Lui (1)..................................  2000     $   184,000     $  32,187             30,000                $     2,150
    Vice President, Special Product Group       1999     $   106,667     $     101            180,000                $       661
                                                1998              --            --                 --                         --

(1) Mr. Lui joined us in June 1999.

                        STOCK OPTION GRANTS AND EXERCISES

The following tables show for the fiscal year ended December 31, 2000, information regarding options granted to, exercised by, and held at year end by the officers listed in the "Summary Compensation Table" above.

                            2000 STOCK OPTION GRANTS

The exercise price of each option was equal to the fair market value of our Common Stock on the date of grant. Mr. Yeh's option was equal to 110% of the fair market value of our Common Stock on the date of grant. The exercise price may be paid in cash, in shares of our Common Stock valued at fair value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

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

In January 2000, Mr. Yeh was awarded a stock option grant for 300,000 shares of Common Stock with an exercise price of $10.84 and Messrs. Hu, Briner, Best and Lui were each awarded a stock option grant for 30,000 shares of Common Stock with an exercise price of $9.85. Pursuant to the terms of the option grants, as our revenues for fiscal 2000 were in excess of $400 million, all of the shares subject to these grants vested and became exercisable on January 1, 2001.

Percentages shown under "Percent of Total Options Granted in 2000" are based on 3,921,000 options granted to our employees and directors during 2000.

                                INDIVIDUAL GRANTS


                      Number of                                                                     Potential Realizable Value at
                     Securities                                                                  Assumed Annual Rates of Stock Price
                     Underlying    Percent of Total Options                                         Appreciation for Option Term
                                                                                                 -----------------------------------
       Name       Options Granted      Granted in 2000      Exercise Price     Expiration Date         5%                 10%
       ----       ---------------      ---------------      --------------     ---------------         --                 ---
Bing Yeh........      300,000               7.65%             $  10.84             1/6/10         $1,561,384           $4,412,509
Yaw Wen Hu......      120,000               3.06%             $   9.85             1/6/10           $743,353           $1,883,804
                       27,321               0.70%             $  18.60             8/2/10           $319,586             $809,893
Michael Briner..       30,000               0.77%             $   9.85             1/6/10           $185,838             $470,951
                       18,842               0.48%             $  18.60             8/2/10           $220,403             $558,545
Derek Best......       30,000               0.77%             $   9.85             1/6/10           $185,838             $470,951
                       54,000               1.38%             $  25.27            6/29/10           $858,177           $2,174,789
                       25,437               0.65%             $  18.60             8/2/10           $297,548             $754,045
Paul Lui........       30,000               0.77%             $   9.85             1/6/10           $185,838             $470,951

                       AGGREGATE OPTION EXERCISES IN 2000
                         AND 2000 YEAR-END OPTION VALUES


Amounts shown under the column "Value Realized" are based on the closing sales price of our Common Stock on the date of exercise as reported on the Nasdaq National Market less the exercise price. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 2000" are based on the closing price of our Common Stock ($11.81) on December 29, 2000 (the last business day of 2000), as reported on the Nasdaq National Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

                              INDIVIDUAL EXERCISES

                                                      Number of Securities Underlying Unexercised  Value of Unexercised In-The-Money
                   Shares Acquired                           Options at December 31, 2000            Options at December 31, 2000
       Name          on Exercise     Value Realized           Exercisable / Unexercisable             Exercisable / Unexercisable
       ----          -----------     --------------           ---------------------------             ---------------------------
Bing Yeh........       60,000         $  525,000                    30,000 / 300,000                       $321,390 / $291,900
Yaw Wen Hu......      220,000         $5,730,000                   493,004 / 214,008                     $5,643,690 / $1,131,048
Michael Briner..            -                  -                   340,800 / 223,200                     $3,672,638 / $2,140,234
Derek Best......      112,500         $1,188,638                    48,125 / 150,808                       $519,069 / $1,317,055
Paul Lui........       39,000         $1,102,530                    18,000 / 153,000                       $184,914 / $1,322,469

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of March 31, 2001, by:

-            each of the officers listed in the "Summary Compensation Table:"

-            each director; and

-            all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on 90,859,577 shares of Common Stock outstanding on March 31, 2001. Unless otherwise indicated, the address of each of the individuals named below is: c/o Silicon Storage Technology, Inc.1171 Sonora Court, Sunnyvale, CA 94086.

                                                                             Beneficial Ownership
                                          --------------------------------------------------------------------------
Name                                        Shares Issuable Pursuant to   Number of Shares (Including
----                                        Options Exercisable Within            Number Shown          Percentage
                                             60 Days of March 31, 2001          in First Column)         of Total
                                             -------------------------          ----------------         --------
Bing Yeh (1)...............                             40,146                     11,020,146              12.1%
Yaw Wen Hu (2).............                            459,618                      1,020,608               1.1%
Michael Briner (3).........                            246,000                        618,795                 *
Derek Best.................                             38,750                        163,500                 *
Paul Lui (4)...............                             42,000                        366,767                 *
Tsuyoshi Taira.............                            104,656                        154,656                 *
Yasushi Chikagami..........                             31,587                        124,656                 *
Ronald Chwang..............                             27,498                        135,742                 *
All executive officers and
   directorsas a group
   (10 persons)............                          1,587,304                     14,531,761              15.7%
-----------------------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1) Includes (1) 3,450,000 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees, and (2) 7,440,000 shares held by the Yeh 1995 Children's Trust U/T/A dated July 31, 1995 of which Su-Wen Y. Liu and Yeon-Hong Chan are trustees. Mr. Yeh disclaims beneficial ownership of the shares held by the Children's Trust. Also includes 90,000 shares purchased under an IRA account in the name of Bing Yeh.

(2)      Includes 15,000 shares held by each of Mr. Hu's two minor children.

(3) Includes 24,000 shares held by Tammy Briner custodian of Jeffrey Daniel Briner (UCAUTMA).

(4) Includes 100,710 shares held by LTC Enterprise, Inc., a California corporation. Mr. Lui is the president and chief executive officer, and a shareholder, of LTC Enterprise, Inc. and disclaims beneficial ownership of the shares held by LTC Enterprise, Inc. except to the extent of his proportional interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 31, 1996, we acquired a 14% interest in a Japanese company for approximately $939,000 paid in cash. In 1998, 1999 and 2000 this customer accounted for 15% ($10.2 million), 8% (10.0 million) and 3% ($12.2 million), respectively, of our net revenues. This customer was one of two customers that accounted for more than 10% of our net revenues in both 1998 and 1999.

Mr. Chwang is the President of Acer Technology Ventures Management LLC, a venture capital business unit of the Acer Group, a worldwide computer, component and semiconductor manufacturer. Several related entities, including Acer Corporation, are our customers. In 1998, 1999 and 2000, the combined Acer entities accounted for 7% ($5.1 million), 6% ($7.9 million) and 5% ($22.5 million), respectively, of our net revenues.

Mr. Chikagami is a member of the Board of Directors of Ocean Automation Ltd., one of our customers. During 1999 and 2000 Ocean accounted for 0.4% ($541,000) and 0.3% ($1,441,000) of net revenues, respectively.

In January 1999, we loaned $75,000 to Derek Best, our Senior Vice President, Sales and Marketing. Under the terms of the promissory note, the loan will be repaid over a three year period with interest-only payments made for the first 18 months of the loan, followed by interest and principal payments for the next 18 months and ending with a balloon payment of approximately $36,000. The note is unsecured and bears an interest rate of 5.1%, the LIBOR rate in effect as of the date that the note was signed. All payments on this note were made timely. In March 2001, we loaned an additional $220,000 to Mr. Best. The first note was cancelled and the remaining amount due of $58,063.95 was incorporated into a new note of $278,063.95. This note is a simple interest loan, where interest-only payments of $1,969.62 will be paid monthly for 12 months and a balloon payment for the total amount due is to be paid on March 30, 2002. The note is unsecured and bears an interest rate of 8.5%.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 30th day of April, 2001.

                                 SILICON STORAGE TECHNOLOGY, INC.

                                 By:       /s/ Bing Yeh
                                   --------------------
                                           Bing Yeh
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of Silicon Storage Technology, Inc., and in the capacities and on the dates indicated.

SIGNATURE                                                        TITLE                                     DATE
                                                                 -----                                     ----
                                        President, Chief Executive                                  April 30, 2001
/s/ Bing Yeh                            Officer and Director (PRINCIPAL
---------------------------             EXECUTIVE OFFICER)
Bing Yeh

                                        Vice President Finance & Administration,                    April 30, 2001
/s/ Jeffrey L. Garon                    Chief Financial Officer and Secretary
---------------------------             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
Jeffrey L. Garon

                                        Senior Vice President, Operations                           April 30, 2001
/s/ Yaw Wen Hu                          and Process Development
---------------------------             and Director
Yaw Wen Hu

/s/ Tsuyoshi Taira                      Director                                                    April 30, 2001
--------------------------
Tsuyoshi Taira

/s/ Ronald Chwang                       Director                                                    April 30, 2001
--------------------------
Ronald Chwang

                                        Director                                                    April 30, 2001
--------------------------
Yasushi Chikagami

                                  EXHIBIT INDEX

   Exhibit
   Number                        Description of Document
   -------                       -----------------------
  3.2 +        Bylaws of SST.
  3.4 +        Form of Restated Articles of Incorporation of SST to be
                 effective upon the closing of the Offering, dated November 3, 1995.
  3.5++        Certificate of Amendment of the Restated Articles of
                 Incorporation of Silicon Storage Technology, Inc.
  3.6++        Certificate of Designation of Series A Junior Participating
                 Preferred Stock.
  4.1 +        Reference is made to Exhibits 3.2.
  4.2          Rights Agreement dated as of May 4, 1999 between SST and American
                 Stock Transfer and Trust Co.
  4.3          Amendment No. 1 to Rights Agreement between SST and American
                 Stock Transfer and Trust Co. dated October 28, 2000.
 10.1 +        Equity Incentive Plan and related agreements.
 10.2 +        1990 Stock Option Plan and related agreements.
 10.3 +        Employee Stock Purchase Plan.
 10.4 +        1995 Non-Employee Director's Stock Option Plan.
 10.5 +        Profit Sharing Plan.
 10.6 +        Lease Agreement between SST and Sonora Court Properties, dated
                 May 4, 1993, as amended.
 10.7 +        Lease Agreement between SST and Coast Properties, dated May 4,
                 1995, as amended.
 10.13++       Documents relating to investment in Japanese company.
 10.15++       License Agreement between SST and Seiko Epson Corporation dated
                 March 31, 1996.
 10.16++       License Agreement between SST and Taiwan Semiconductor
                 Manufacturing Co., Ltd. dated February 26, 1997.
 10.17++       Lease amendment, dated March 4, 1998, between SST and Sonora
                 Court Properties.
 10.18++       Lease Amendment, dated March 4, 1998, between SST and Coast
                 Properties.
 10.19++       Loan and Security Agreement between SST and Foothill Capital
                 Corporation, dated September 22, 1998
 10.20++       Loan and Security Agreement amendment between SST and Foothill
                 Capital Corporation dated December 8, 1998.
 10.21++       0.25 Micron Agreement between SST and Motorola, Inc., dated May
                 5, 1999.
 10.22++       Loan and Security Agreement amendment between SST and Foothill
                 Capital Corporation, dated September 30, 1999.
 10.23++       Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
 10.24++       Lease Agreement between SST and Bhupinder S. Lehga and Rupinder
                 K. Lehga, dated November 15, 1999.
 10.25++       Lease Agreement between SST and The Irvine Company, dated
                 November 22, 1999.
 10.26++       Agreement between SST and Samsung Electronic Co Ltd., dated March
                 19, 1998.
 10.27++       Agreement with National Semiconductor Corporation dated April 11,
                 2000.
 10.28++       Sunnyvale Industrials Net Lease Agreement.
 10.29++       Amendment Number Four to Loan and Security Agreement, dated
                 April 26, 2000.
 10.30++       Amendment Number Five to Loan and Security Agreement, dated
                 June 14, 2000.
 10.31++       Amendment Number Six to Loan and Security Agreement, dated
                 February 8, 2001.
 23.1 ++       Consent of PricewaterhouseCoopers LLP, independent accountants.

------------------------
+ Previously filed as an Exhibit to the Registration Statement filed on Form S-1 (33-97802) and incorporated by reference herein.
++ Previously filed as an Exhibit to Form 10-K, Form 10-Q or Form 8-K and incorporated by reference herein.