Form 10-Q
period 2001-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2001-05-15
CIK 855906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the quarterly period ended March 31, 2001.

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

                                   ----------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/   No / /

Number of shares outstanding of our Common Stock, no par value, as of the latest
practicable date, April 30, 2001:   90,932,640.

                        SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:
                  Condensed Consolidated Statements of Operations..............3
                  Condensed Consolidated Balance Sheets........................4
                  Condensed Consolidated Statements of Cash Flows..............5
                  Notes to Condensed Consolidated Financial Statements.........6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13


         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................24




Part II - OTHER INFORMATION


         Item 1.  Legal Proceedings...........................................25


         Item 6.  Exhibits and Reports on Form 8-K............................26

                                     PART I

Item 1.   Condensed Consolidated Financial Statements


                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                   Three months ended March 31,
                                                                                 --------------------------------
                                                                                    2000                 2001
                                                                                 -----------          -----------
                                                                                 (unaudited)          (unaudited)
Net revenues:
      Product revenues - unrelated parties                                       $    55,670           $    68,075
      Product revenues - related parties                                               6,143                11,854
      License revenues                                                                   501                 6,369
                                                                                 -----------           -----------
                Total net revenues                                                    62,314                86,298
Cost of revenues                                                                      36,475                57,358
                                                                                 -----------           -----------
Gross profit                                                                          25,839                28,940
                                                                                 -----------           -----------

Operating expenses:
      Research and development                                                         8,076                12,286
      Sales and marketing                                                              4,627                 6,344
      General and administrative                                                       2,639                 4,808
                                                                                 -----------           -----------

                Total operating expenses                                              15,342                23,438
                                                                                 -----------           -----------

Income from operations                                                                10,497                 5,502
Interest and other income                                                                 18                 3,377
Interest expense                                                                        (444)                  (99)
                                                                                 -----------           -----------
Income before provision for income taxes                                              10,071                 8,780
Provision for income taxes                                                               427                 3,336
                                                                                 -----------           -----------
Net income                                                                       $     9,644           $     5,444
                                                                                 ===========           ===========

Net income per share - basic                                                     $      0.13            $     0.06
                                                                                 ===========           ===========
Shares used in per share calculation                                                  76,305                90,671
                                                                                 ===========           ===========

Net income per share - diluted                                                   $      0.11            $     0.06
                                                                                 ===========           ===========
Shares used in per share calculation                                                  85,047                96,424
                                                                                 ===========           ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                      ASSETS
                                                                     December 31,        March 31,
                                                                         2000              2001
                                                                     ------------       -----------
                                                                     (unaudited)        (unaudited)
Current assets:
       Cash and cash equivalents                                     $   109,086        $    44,764
       Short-term investments                                            139,963            103,399
       Trade accounts receivable-unrelated parties, net                  106,258             71,966
       Trade accounts receivable-related parties, net                     20,000             31,060
       Inventories                                                        73,290            128,582
       Deferred tax asset                                                  9,491              8,609
       Other current assets                                               14,835             20,586
                                                                     ------------       ------------
            Total current assets                                         472,923            408,966

Equipment, furniture and fixtures, net                                    16,874             21,909
Long-term available-for-sale investments                                       -             26,008
Equity investments                                                        19,369             69,361
Other assets                                                               3,424              3,910
                                                                     ------------       ------------
            Total assets                                             $   512,590        $   530,154
                                                                     ============       ============

                                   LIABILITIES
Current liabilities:
       Notes payable, current portion                                 $        -        $       291
       Trade accounts payable-unrelated parties                           39,184             53,362
       Trade accounts payable-related parties                              7,339              7,289
       Accrued expenses and other liabilities                             33,879             18,303
       Deferred revenue-unrelated parties                                 15,274             15,668
       Deferred revenue-related parties                                        -              9,638
                                                                     ------------       ------------
            Total current liabilities                                     95,676            104,551

Other liabilities                                                            279              1,698
                                                                     ------------       ------------
            Total liabilities                                             95,955            106,249
                                                                     ------------       ------------

                               SHAREHOLDERS' EQUITY
Common stock                                                             330,310            332,064
Accumulated other comprehensive income                                       132                204
Retained earnings                                                         86,193             91,637
                                                                     ------------       ------------
       Total shareholders' equity                                        416,635            423,905
                                                                     ------------       ------------
            Total liabilities and shareholders' equity               $   512,590        $   530,154
                                                                     ============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three months ended March 31,
                                                                                   ---------------------------------
                                                                                      2000                  2001
                                                                                   ------------         ------------
                                                                                   (unaudited)           (unaudited)
Cash flows from operating activities:
     Net income                                                                    $     9,644          $     5,444
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation /amortization                                                          1,315                2,274
     Provision for doubtful accounts receivable                                             25                   84
     Provision for excess and obsolete inventories and write down to market              1,593                5,890
     Loss on sale of equipment                                                               1                   35
     Changes in operating assets and liabilities:
        Accounts receivable-unrelated parties                                         (23,182)               34,208
        Accounts receivable-related parties                                              (464)              (11,060)
        Inventories                                                                   (11,980)              (61,182)
        Other current and noncurrent assets                                            (1,146)               (5,738)
        Trade accounts payable-unrelated parties                                         8,725               14,178
        Trade accounts payable-related parties                                               -                  (50)
        Accrued expenses and other current liabilities                                   5,873              (15,700)
        Deferred revenue-unrelated parties                                               4,833                  394
        Deferred revenue-related parties                                                     -                9,638
                                                                                   ------------         ------------
              Net cash provided by (used in) operating activities                      (4,763)              (21,585)
                                                                                   ------------         ------------

Cash flows from investing activities:
     Investment in equity securities                                                         -              (49,992)
     Acquisition of equipment, furniture and fixtures                                 (2,032)               (6,961)
     Purchases of available-for-sale investments                                             -              (27,508)
     Sales and maturities of available-for-sale investments                                  -               38,260
                                                                                   ------------         ------------
              Net cash provided by (used in) investing activities                      (2,032)              (46,201)
                                                                                   ------------         ------------

Cash flows from financing activities:
     Borrowings                                                                         39,750                1,800
     Repayments                                                                       (59,037)                  (46)
     Issuance of shares of common stock                                                223,410                1,754
     Other                                                                                   -                  (44)
                                                                                   ------------         ------------
              Net cash provided by (used in) financing activities                      204,123                3,464
                                                                                   ------------         ------------
                     Net increase (decrease) in cash and cash equivalents              197,328              (64,322)
Cash and cash equivalents at beginning of period                                         1,223              109,086
                                                                                   ------------         ------------
Cash and cash equivalents at end of period                                         $   198,551          $    44,764
                                                                                   ============         ============

Supplemental Disclosure of Cash Flow Information:
Cash received during the period for interest                                       $        17          $     2,484
Cash paid during the period for interest                                           $       444          $        99
Net cash paid during the period for income taxes                                   $         3          $     9,995

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 2001 (UNAUDITED):

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

The year-end balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, in our quarter ending March 31, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

2. Computation of Net Income Per Share

We have computed and presented net income per share under two methods, basic and diluted. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and the denominator of basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                                 Three months ended March 31,
                                                                    2000             2001
                                                                 ---------        ----------
Numerator - Basic
     Net income                                                   $ 9,644            $ 5,444
                                                                  =======            =======
Denominator - Basic
     Weighted average common stock outstanding                     76,305             90,671
                                                                  =======            =======
Basic net income per share                                          $0.13              $0.06
                                                                  =======            =======

Numerator - Diluted
     Net income                                                   $ 9,644            $ 5,444
                                                                  =======            =======
Denominator - Diluted
     Weighted average common stock outstanding                     76,305             90,671
     Dilutive potential of common stock equivalents:
         Options                                                    8,742              5,753
                                                                  -------            -------
                                                                   85,047             96,424
                                                                  =======            =======

Diluted net income per share                                        $0.11              $0.06
                                                                  =======            =======

Anti-dilutive stock options to purchase approximately 7,000 shares and 2,033,000 shares of common stock were excluded from the computation of diluted net income per share for the three months ended March 31, 2000 and 2001, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2000 and 2001.

3. Marketable Securities

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate equity securities. Investments with maturities of less than one year at the balance sheet date are considered short term and investments with maturities greater than one year at the balance sheet date are considered long term. All these investments are classified as available-for-sale, and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three months ended March 31, 2001 were not material.

The fair value of marketable securities as of March 31, 2001 were as follows (in thousands):

                                        Amortized    Unrealized       Fair
                                          Cost       Gain (Loss)      Value
                                      ------------   -----------   -----------
Corporate bonds and notes             $    40,533     $      13    $    40,546
Government bonds and notes
                                          120,659           315        120,974
                                      ------------   -----------   -----------
Total bonds and notes                 $   161,192     $     328        161,520
                                      ============   ===========
Less amounts classified as cash
   equivalents                                                         (32,113)
                                                                   -----------
   Total long and short-term
       marketable securities                                       $   129,407
                                                                   ===========
Contractual maturity dates
   for investments:
         Less than 1 year                                          $   103,399
         1 to 5 years                                                   26,008
                                                                   -----------
                                                                   $   129,407
                                                                   ===========
The fair value of marketable securities as of December 31, 2000 were as follows
(in thousands):

                                        Amortized    Unrealized       Fair
                                          Cost       Gain (Loss)      Value
                                      ------------   -----------   -----------
Corporate bonds and notes             $    69,155     $     (20)   $    69,135
Government bonds and notes                141,523           152        141,675
                                      ------------   -----------   -----------
Total bonds and notes                 $   210,678     $     132        210,810
                                      ============   ===========

Less amounts classified as cash
   equivalents                                                         (70,847)
                                                                   ------------
   Total short-term marketable
      securities                                                   $   139,963
                                                                   ============

4. Balance Sheet Detail

Details of selected balance sheet accounts are as follows:

                                                December 31,       March 31,
                                               ----------------    -------------
                                                    2000               2001
                                               ----------------    -------------
Trade accounts receivable-unrelated parties         $  107,041        $  72,519
Trade accounts receivable-related parties               20,000           31,375
Less allowance for doubtful accounts                     (783)            (868)
                                               ----------------    -------------
                                                    $  126,258        $ 103,026
                                               ================    =============

                                                December 31,       March 31,
                                               ----------------    -------------
                                                    2000               2001
                                               ----------------    -------------
Raw materials                                       $   29,025        $  66,322
Work in process                                         17,631           13,151
Finished goods                                          26,634           49,109
                                               ----------------    -------------
                                                    $   73,290        $ 128,582
                                               ================    =============

                                                December 31,       March 31,
                                               ----------------    -------------
                                                    2000               2001
                                               ----------------    -------------
Equipment                                           $   13,389        $  14,017
Design hardware                                          4,234            5,557
Software                                                 5,781            6,414
Furniture and fixtures                                   2,269            2,819
                                               ----------------    -------------
                                                        25,673           28,807
Less accumulated depreciation                            9,906           11,699
                                               ----------------    -------------
                                                        15,767           17,108
Construction in progress                                 1,107            4,801
                                               ----------------    -------------
                                                    $   16,874        $  21,909
                                               ================    =============

                                                December 31,       March 31,
                                               ----------------    -------------
                                                    2000               2001
                                               ----------------    -------------
Accrued compensation and related items              $   14,509         $  3,555
Accrued income tax payable                              11,292            4,758
Accrued liabilities-related parties                        356              425
Other accrued liabilities                                7,722            9,565
                                               ----------------    -------------
                                                    $   33,879        $  18,303
                                               ================    =============

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision, but has not yet issued a written opinion setting forth the basis of that order. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel appealed that determination but dropped the appeal. On May 8, 2001, we filed a motion with the Commission to terminate the Limited Exclusion Order based on newly discovered evidence. The motion is pending and we do not know when, and what, the Commission's response will be.

The ITC action will not be dispositive in the pending lawsuit because Atmel and SST can still pursue their claims in the District Court action. Atmel has filed motions for summary judgment on the '811 and '829 patents as well as the `903 patent. On May 11, 2001 we filed our opposition papers with the court. A hearing on Atmel's motion has been set for June 1, 2001. SST has recently learned of evidence it believes renders the '903 patent invalid. The court has scheduled a hearing for SST's summary judgement on that issue, and SST will file its motion papers during the week of May 14, 2001. The District Court has scheduled a status conference for December 15, 2001, to set a trial date, although Amtel and SST are currently discussing an extension of that schedule.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $5.0 million in license fees during 2000 and for the quarter ended March 31, 2001, respectively, as part of this settlement.

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

6. Line of Credit

As of March 31, 2001 we had no borrowings on our line of credit. However, we continue to have access to this facility should we need it. As of March 31, 2001, our line of credit was for $35 million. This agreement expires September 2002. Borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under a $35 million sub-agreement to this line. Therefore, as of March 31, 2001 our actual credit available under this line was approximately $4.1 million. The line bears interest at a rate of the bank's reference rate (8.0% at March 31, 2001) plus 0.5%. There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of March 31, 2001 we were in compliance with the covenants of this agreement.

7. Segment Information

Our operations involve the design, development, manufacturing, marketing and technical support of our non-volatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications.

Previously we managed our business in two reportable segments: Flash products and Technology Licensing. In January 2001, we introduced further granularity into our management information systems which now allow us to segregate the Flash products segment into three separate business units. These business units are considered reportable segments. The new segments which comprise the former Flash products segment are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG. We make financial decisions and allocate resources based on the information that we receive from this internal management system. We do not allocate operating expenses, interest income or expense, other income, net or the provision for income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating the expense is material in evaluating a business unit's performance. Information for the prior period has been restated to conform to the new presentation.

The following table shows our product revenues and gross profit at standard margins for each segment:

Three months ended March 31, 2001:

                               Revenues         Gross Profit
                               --------         ------------
SMPG                         $    50,337        $     6,663
ASPG                              27,855             15,312
SPG                                1,737                596
Technology Licensing               6,369              6,369
                             -------------------------------
                             $    86,298        $    28,940
                             ===============================

Three months ended March 31, 2000:

                               Revenues         Gross Profit
                               --------         ------------
SMPG                          $    59,446        $    24,816
ASPG                                1,422                131
SPG                                   945                391
Technology Licensing                  501                501
                             --------------------------------
                              $    62,314        $    25,839
                             ================================

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family and certain custom products based on these standard flash memory families. These product families allow us to produce products optimized for cost, quality and functionality to support the broad range of applications that use nonvolatile memory products.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash and Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. This business unit also includes our flash embedded controllers and mass storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, to address the markets for digital cameras, digital cellular phones, Internet appliances, PDAs, MP3 players, Set-top boxes and other types of mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos and SRAM-related products.

Technology Licensing includes both up front license fees and royalties which are recognized in accordance with our revenue recognition policy.

8. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                               March 31,          March 31,
                                         ------------------- -------------------
                                                2000                2001
                                         ------------------- -------------------
Net income                                  $     9,644         $     5,444
Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax                      -                  72
                                         ------------------- -------------------
Total comprehensive income                  $     9,644         $     5,516
                                         =================== ===================

9. Equity Investment

On March 6, 2001 we invested $50.0 million in Grace Semiconductor Manufacturing Corporation (GSMC), a Cayman Islands company. The investment is for a wafer foundry project located in Shanghai, P.R.C. As a result, we acquired a 5% interest of the outstanding equity. This investment is carried at cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

         The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We recently began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. During the early portion of the first quarter of 2001, market conditions had not improved and our customers continued to return product, cancel backlog and/or push out shipments. However, during the latter portion of the quarter, we began to see a slowing of this activity and some of our customers have begun to place orders, primarily in the personal computer segment. The networking and wireless communications segments continue to be very weak. Our business could be harmed by industry-wide fluctuations in the future.

         We derived 77.6% and 72.1% of our product revenues during 2000 and the three months ended March 31, 2001, respectively, from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia.

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

         Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period we have historically enhanced and developed refinements to the technology, generally three years, the upgrade period, or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated update period is needed. Revenues from license or other technology arrangements where we are not continuing to enhance and refine the technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

Results of Operations: Quarter Ended March 31, 2001

Net Revenues

Net revenues were $86.3 million for the three months ended March 31, 2001 as compared to $161.0 million in the fourth quarter of 2000 and $62.3 million for the three months ended March 31, 2000. Revenue increased compared to the first quarter of last year due to increased shipment volume of new and existing products and due to increased average selling prices. Revenue decreased compared to the prior quarter due to the lower volume of units shipped as a result of a deterioration in market conditions which began in the fourth quarter of 2000 and continued into the first quarter of 2001. Our quarterly results are not indicative of annual results, and we may not continue to experience recent rates of growth on a year over year basis in revenues and earnings. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and declines in general economic conditions.

   Product Revenues. Product revenues were $79.9 million in the first quarter of 2001 as compared to $149.1 million in the fourth quarter of 2000 and $61.8 million for the first quarter of 2000. Product revenue increased compared to the first quarter of last year due to increased shipment volume of new and existing products and due to increased average selling prices. Product revenue decreased compared to the prior quarter due to the lower volume of units shipped as a result of a deterioration in market conditions which began in the fourth quarter of 2000 and continued into the first quarter of 2001. We anticipate shipping volumes to continue to fluctuate due to overall industry supply and demands.

   License Revenues. Revenues from license fees and royalties were $6.4 million in the first quarter of 2001, as compared to $12.0 million in the fourth quarter of 2000 and $501,000 in the first quarter of 2000. The increase from the first quarter of 2000 to the first quarter of 2001 was primarily due to $5.0 million in license fee received as part of our legal settlement with Winbond. In the fourth quarter of 2001, the initial payment of $10.4 million in license fee was received as a part of the same legal settlement, which is the primary reason for the decrease from the fourth quarter of 2000 to the first quarter of 2001. We anticipate an additional $5.0 million to be paid under this legal settlement in each of the remaining quarters of 2001. We anticipate that license revenues will fluctuate significantly in the future.

Gross Profit

   Gross profit was $28.9 million or 33.5% of net revenues in the first quarter of 2001 as compared to $80.5 million, or 50.0% of net revenues, in the fourth quarter of 2000 and $25.8 million, or 41.5% of net revenues, in the first quarter of 2000. Gross profit decreased as compared to the first quarter of 2000 and the fourth quarter of 2000 due primarily to write downs and allowances for products in inventory.

Operating Expenses

   Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $23.4 million, or 27.2% of net revenues, in the first quarter of 2001, as compared to $29.9 million, or 18.6% of net revenues, in the fourth quarter of 2000, and $15.3 million, or 24.6% of net revenues, in the first quarter of 2000. The increase from the comparable quarter last year was due primarily to hiring additional personnel, annual salary increases and the development of new products and infrastructure. The decrease in absolute dollars from the prior quarter was primarily due to no profit sharing being accrued for the first quarter of 2001 (a $5.8 million charge in the fourth quarter of 2000), no in-process research and development charges in the first quarter of 2001 (a
$3.9 million in-process research and development charge was incurred due to the acquisition of Agate Semiconductor, Inc. in December 2000), and decreased commission costs due to lower revenue shipments during the first quarter of 2001. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

   Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, benefits, mask tooling and the cost of outside resources that supplement the internal development team. Research and development expenses were $12.3 million, or 14.2% of net revenues, during the first quarter of 2001, as compared to $12.3 million, or 7.6% of net revenues, during the fourth quarter of 2000 and $8.1 million, or 13.0% of net revenues, during the first quarter of 2000. Research and development expenses increased 52.1% from the first quarter of 2000 due primarily to expenses related to increased engineering evaluation and mask costs, increased depreciation related to purchases of new engineering equipment, increased engineering headcount and occupancy costs. Research and development expenses remained flat from the fourth quarter of 2000 because increased engineering evaluation and mask costs, increased depreciation related to new engineering equipment purchases, and increased engineering headcount and occupancy costs were offset by the reduction of profit sharing costs related to the decrease in net revenues from the fourth quarter of 2000 to the first quarter of 2001. We expect research and development expenses to continue to increase in absolute dollars.

   Sales and marketing. Sales and marketing expenses consist of personnel costs, commissions to stocking representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $6.3 million, or 7.4% of net revenues, in the first quarter of 2001 as compared to $8.9 million, or 5.5% of net revenues, in the fourth quarter of 2000 and $4.6 million, or 7.4% of net revenues, during the first quarter of 2000. Sales and marketing expenses increased 37.1% as compared to the first quarter of 2000 due to increased commissions payable on higher product revenues in the first quarter of 2001, increased headcount and occupancy costs and increased marketing costs. Sales and marketing expenses decreased 28.8% from the fourth quarter of 2000 due to decreased commissions and profit sharing costs related to the decrease in net revenues from the fourth quarter of 2000 to the first quarter of 2001. We expect sales and marketing expense to increase in absolute dollars as we continue to expand our sales and marketing efforts.

   General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $4.8 million, or 5.6% of net revenues, in the first quarter of 2000, as compared to $4.8 million, or 3.0% of net revenues, in the fourth quarter of 2000 and $2.6 million, or 4.2% of net revenues, during the first quarter of 2000. Expenses increased from the first quarter of 2000 due to increased legal, occupancy and headcount related costs, as well as depreciation expense associated with new leasehold improvements on additional leased office space. Our allowance for doubtful accounts increased from the first quarter of 2000 due to the increase in our accounts receivable during this period. Expenses remained flat from the fourth quarter of 2000 due to increased legal, occupancy and headcount related costs, offset by the reduction of profit sharing expenses and a fourth quarter charge for cancelled offering costs. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

   Interest and other income. Interest and other income was approximately $3.4 million, or 3.9% of net revenues, during the first quarter of 2001, as compared to $4.2 million, or 2.6% of net revenues, during the fourth quarter of 2000 and $18,000, or 0.0% of net revenues, during the first quarter of 2000. Interest income increased from the first quarter of 2000 to the first quarter of 2001 due to the receipt of cash proceeds from a follow-on public offering, which was completed on April 13, 2000. Interest income decreased from the fourth quarter of 2000 to the first quarter of 2001 due to a decrease in cash and cash equivalent balances.

   Interest Expense. Interest expense was approximately $99,000 for the first quarter of 2001 as compared to $80,000 for the fourth quarter of 2000 and $444,000 for the first quarter of 2000. Interest expense relates to interest and fees under our line of credit. Interest expense decreased from the first quarter of 2000 as we ceased to borrow against our line of credit. Fees will continue and will fluctuate depending on our use of the line of credit facility.

Provision for Income Taxes

   Our income tax provision of $3.3 million in the first quarter of 2001 consists of a 38.0% tax rate on income before taxes. This compares with a tax provision of $17.5 million in the fourth quarter of 2000 which was a 31.9% tax rate on income before taxes and a tax provision of $427,000 in the first quarter of 2000 which was a 4.2% tax rate on income before taxes. The increase in the effective tax rate during 2001 is a result of our continued profitability. All of our prior year net operating losses were fully utilized by the end of the second quarter of 2000. We expect our effective tax rate to be 38% for the remainder of 2001. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies which are being designed to decrease the effective rate in future years.

Segment Reporting

   Our operations involve the design, development, manufacturing, marketing and technical support of our non-volatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG. Refer to

Note 7 to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Note that during 2000 we had different reportable segments, and therefore the prior period information has been restated to conform to the new presentation. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family and certain custom products based on these standard flash memory families. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. Gross margin decreased from 41.7% to 13.2% between the first quarter of 2000 and the first quarter of 2001 for this segment due to the inventory write-down during the first quarter of 2001.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash and Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. It also includes flash embedded controllers and our mass storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, address digital cameras, digital cellular phones, Internet appliances, PDAs, MP3 players, Set-top boxes and other types of mass data storage applications. Gross margin increased from 9.2% to 55.0% between the first quarter of 2000 and the first quarter of 2001 for this segment due to units shipped of a new product, the Firmware Hub, which was introduced during the second half of 2000.

SPG includes ComboMemory ROM/RAM Combos and SRAM-related products. Gross margin decreased from 41.4% to 34.3% between the first quarter of 2000 and the first quarter of 2001 for this segment due to changes in the mix of the types of products sold between the two periods.

Revenue and gross profit related to Technology Licensing was $501,000 and $6.4 million for the three months ended March 31, 2000 and 2001, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, in our quarter ending March 31, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $21.6 million for the three month period ended March 31, 2001 as compared to using cash of $4.8 million for the three month period ended March 31, 2000. The cash used by operating activities for the three month period ended March 31, 2001 related primarily to increases in inventory of $61.2 million, accounts receivable-related parties of $11.1 million and other assets of $5.7 million and decreases in accrued expenses of $15.7 million. Cash used in operating activities was reduced by net income of $5.4 million, a decrease in trade accounts receivable-unrelated parties of $34.2 million and increases in trade accounts payable of $14.2 million, and deferred revenues-related parties of $9.6 million and non-cash adjustments of $8.3 million, primarily relating to depreciation and amortization and inventory write-down. Decreased accounts receivable-unrelated parties relates to decreased shipment volume due to the downturn in the economy. Increased accounts receivable-related parties and increased deferred revenue-related parties relates to a new distribution relationship with a company owned by one of our equity investments. The cash used in operating activities for the three month period ended March 31, 2000 consisted of increases in accounts receivable and accounts receivable from related parties of $23.6 million and increased in inventory of $12.0 million. This cash use was partially offset by net income of $9.6 million, non-cash adjustments of $2.4 million primarily relating to depreciation and amortization of $1.3 million and provision for potential excess and obsolete inventory of $1.6 million and increased trade accounts payable, accrued expenses and deferred revenue of $19.4 million.

   Investing activities. Our investing activities used cash of $46.2 million for the three month period ended March 31, 2001, as compared to using cash of $2.0 million for the first three months of 2000. In the first quarter of 2001, we made a $50 million equity investment in Grace Semiconductor Manufacturing Corporation, a Cayman Islands company with operations in China, as a part of multi-phased strategic plan to expand into China. Capital expenditures were $7.0 million for the current three month period as compared to $2.0 million in capital expenditures for the same period of 2000. The expenditures for the three month period ended March 31, 2001 include $3.9 million of leasehold improvements on new building leases signed in 2000. Cash used in investing activities was also reduced by the excess of sales and maturities of available for sale investments over the purchases of such investments by $10.8 million.

   Financing activities. Our financing activities provided cash of approximately $3.5 million during the three month period ended March 31, 2001 as compared to $204.1 million for the three month period ended March 31, 2000. For the current three month period, the cash provided was from $1.8 million of common stock issued under the employee stock purchase plan and the exercise of employee stock options and $1.8 million related to a leasehold improvement loan as stipulated by the lease agreement. The cash provided for the three month period ended March 31, 2000 was primarily from the issuance of common stock for $223.4 million and primarily related to net proceeds from a follow-on public offering in which we issued and sold 10.5 million shares of common stock, a private placement in which we issued and sold 504,000 shares of common stock, and $3.9 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by the repayment of our entire line of credit at the end of March, 2000.

   Principal sources of liquidity at March 31, 2001 consisted of $174.2 million of cash, cash equivalents, short-term investments and long-term available for sale investments and the line of credit. As of March 31, 2001 we had no borrowings on our line of credit. However, we continue to have access to this facility should we need it. As of March 31, 2001, our line of credit was for $35 million. This agreement expires September 2002. Borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under a $35 million sub-agreement to this line. Therefore, as of March 31, 2001 our actual credit available under this line was approximately $4.1 million. The line bears interest at a rate of the bank's reference rate (8.0% at March 31, 2001) plus 0.5%. There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of March 31, 2001 we were in compliance with the covenants of this agreement.

   Purchase Commitments. We have committed to pay $50.0 million in 2001, subject to certain economic and business conditions, to secure increased wafer capacity in 2001 and 2002.

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

Our recent growth may not be sustainable, and you should not use our past financial performance to predict future operating results. Although we were profitable in 2000 and the quarter ended March 31, 2001, we incurred net losses in fiscal 1997, 1998 and 1999. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

o    the gain or loss of significant customers;
o market acceptance of products utilizing our SuperFlash(Registered) technology;
o changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
o    exchange rate fluctuations;
o general economic, political and environmental-related conditions, such as natural disasters;
o    difficulties in forecasting, planning and management of inventory levels;
o unanticipated research and development expenses associated with new product introductions; and
o    the timing of significant orders and of license and royalty revenue.

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

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. To date, market conditions have not improved during 2001 and our customers have continued to return product, cancel backlog and/or push out shipments. Our business could be harmed by industry-wide fluctuations in the future.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, Taiwan Semiconductor Manufacturing Co., Ltd., in Taiwan, Sanyo Electric Co., Ltd., in Japan, Seiko-Epson Corp. in Japan, and Samsung Electronics Ltd. in Korea. We anticipate that these foundries, together with National Semiconductor Corporation in the United States and Nanya Technology Corporation and Vanguard International Semiconductor Corporation in Taiwan, will manufacture the majority of our products in 2001. On March 6, 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation (GSMC), a Cayman Islands company, for a wafer foundry project located in Shanghai, P.R.C. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. We have committed to pay $50.0 million in 2001, subject to certain economic and business conditions, to secure increased wafer capacity in 2001 and 2002. We are continually engaged in attempting to secure additional manufacturing capacity to support our long-term growth. In the longer term we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 33 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages.

Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay damages that could harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

Over the past three years we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and sued Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending these lawsuits. We settled with Intel in May 1999, with Winbond in October 2000, and the Atmel litigation is ongoing.

In addition to the Atmel, Intel and Winbond actions, we receive from time to time, letters or communications from other companies stating that such companies have patent rights that involve our products. Since the design of all of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could harm our operating results.

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

During 1998, 1999, 2000 and the three months ended March 31, 2001, our export product and licensing revenues accounted for approximately 92.7%, 89.1%, 84.3%, and 86.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

In addition, we have made equity investments in several companies with operations in Japan, Taiwan and China. The value of our investments is subject to the economic and political conditions particular to our industry, these countries and to the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment and such an expense could have a negative impact on our operating results.

We derived 80.8%, 77.6%, and 72.1% of our product revenue from Asia during 1999, 2000, and the three months ended March 31, 2001, respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

In the past, more than half of our revenues have come from a small number of customer accounts. For example, product sales to our top 10 customer accounts represented approximately 62.8%, 53.6%, 43.0%, and 51.5% of our product revenues for 1998, 1999, 2000 and the three months ended March 31, 2001, respectively. During 2000, 7 of our top 10 accounts were stocking representatives, two were domestic distributors and one was an OEM. In 1998, one customer account represented 15.2% of product sales. Another customer account represented 10.7% and 12.4% of product sales in 1998 and 1999, respectively. No single customer account represented 10.0% or more of product revenues during 2000. One customer accounted for more than 10.0% of product revenues for the three months ended March 31, 2001. If we were to lose any of these customer accounts or experience any substantial reduction in orders from these customer accounts, our revenues and operating results would suffer. In addition, the composition of our major customer account base changes from year to year as the market demand for our end customers' products change.

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

Our design and process research and development facilities and our corporate offices are located in California, which is currently susceptible to power outages and shortages as well as increased energy costs. To limit this exposure, we are in the process of securing back-up generators and power supplies to our main California facilities. While the majority of our production facilities are not located in California, more extensive power shortages in the state could delay our design and process research and development as well as increase our operating costs.

We depend on stocking representatives and distributors to generate a majority of our revenues.

We rely on stocking representatives and distributors to establish and maintain customer relationships and, at times, to sell our products and these accounts could discontinue their relationship with us or discontinue selling our products at any time. Two of our stocking representatives are responsible for relationships with customers which account for substantially all of our product sales in Taiwan, which were 28.3%, 25.5%, and 26.2% of our net product revenues during 1999, 2000, and the three months ended March 31, 2001. One stocking representative was responsible for relationships with customers which accounted for substantially all of our sales in China, including Hong Kong, during 1999 and 2000, which accounted for 24.3%, 19.1%, and 15.4% of our total product revenues during 1999, 2000 and the three months ended March 31, 2001, respectively. The loss of any of these stocking representatives, or any other significant stocking representative or distributor could harm our operating results by impairing our ability to sell our products to these customers.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997, and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and the first quarter of 2001 could result in the eventual decline of our selling prices and, if such declines were to resume, our growth and operating results would be harmed.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1999 and the first half of 2000, this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. However, in the first quarter of 2001, this seasonality again became pronounced as it was combined with deteriorating market conditions, which together resulted in a decline in product revenues from the fourth quarter of 2000 to the first quarter of 2001. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of Japan, Taiwan or China could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we would write off, or expense, some or all of our investments. As of March 31, 2001 the value of our equity investments in companies with operations in Japan, Taiwan and China was approximately $0.9 million, $18.4 million, and $50.0 million, respectively.

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

         As of March 31, 2001, the carrying value approximated fair value. The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of March 31, 2001.

                                                  Carrying        Interest
                                                    Value           Rate
                                                -----------------------------
Investment securities:
   Short-term investments - fixed rate          $ 103,399            4.7%
   Long-term investments - fixed rate              26,008            4.2%
                                                ---------
      Total investment securities                 129,407            4.6%
                                                ---------
   Cash equivalents - variable rate                44,764            5.0%
                                                ---------
                                                $ 174,171            4.7%
                                                =========

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

   As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision, but has not yet issued a written opinion setting forth the basis of that order. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel appealed that determination but dropped the appeal. On May 8, 2001, we filed a motion with the Commission to terminate the Limited Exclusion Order based on newly discovered evidence. The motion is pending and we do not know when, and what, the Commission's response will be.

   The ITC action will not be dispositive in the pending lawsuit because Atmel and SST can still pursue their claims in the District Court action. Atmel has filed motions for summary judgment on the '811 and '829 patents as well as the '903 patent. On May 11, 2001 we filed our opposition papers with the court. A hearing on Atmel's motion has been set for June 1, 2001. SST has recently learned of evidence it believes renders the '903 patent invalid. The court has scheduled a hearing for SST's summary judgement on that issue, and SST will file its motion papers during the week of May 14, 2001. The District Court has scheduled a status conference for December 15, 2001, to set a trial date, although Atmel and SST are currently discussing an extension of that schedule.

   On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $5.0 million in license fees during 2000 and for the quarter ended March 31, 2001, respectively, as part of this settlement.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K, as amended, for the year ended December 31, 2000.

(b)     Reports on Form 8-K filed during the quarter ended March 31, 2001: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of May, 2001.


                                    SILICON STORAGE TECHNOLOGY, INC.

                                    By:

                                    /s/ BING YEH
                                    -----------------------------------------
                                    Bing Yeh
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ JEFFREY L. GARON
                                    -----------------------------------------
                                    Jeffrey L. Garon
                                    Vice President Finance & Administration,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)