Form 10-Q
period 2001-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2001-08-14
CIK 855906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001.

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

Number of shares outstanding of our Common Stock, no par value, as of the latest
practicable date, July 31, 2001:   91,035,352

                        SILICON STORAGE TECHNOLOGY, INC.

                     FORM 10-Q: QUARTER ENDED JUNE 30, 2001
                                TABLE OF CONTENTS



Part I - FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements:
           Condensed Consolidated Statements of Operations....................3
           Condensed Consolidated Balance Sheets..............................4
           Condensed Consolidated Statements of Cash Flows....................5
           Notes to Condensed Consolidated Financial Statements...............6


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................13


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........25




Part II - OTHER INFORMATION


  Item 1.  Legal Proceedings..................................................27

  Item 4.  Submission of Matters to a Vote of Security Holders................28

  Item 6.  Exhibits and Reports on Form 8-K...................................28

                                     PART I

Item 1.   Condensed Consolidated Financial Statements


                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                              Three months ended June 30,           Six months ended June 30,
                                           ----------------------------------   -----------------------------------
                                                2000               2001               2000              2001
                                           ----------------   ---------------   -----------------  ----------------
                                             (unaudited)       (unaudited)        (unaudited)        (unaudited)

Net revenues:
     Product revenues - unrelated parties       $   92,306        $   31,847         $   147,976        $   99,922
     Product revenues - related parties              9,770            21,050              15,913            32,904
     License revenues                                1,110             9,818               1,611            16,187
                                           ----------------   ---------------   -----------------  ----------------
          Total net revenues                       103,186            62,715             165,500           149,013
Cost of revenues                                    57,084            38,037              93,559            95,395
                                           ----------------   ---------------   -----------------  ----------------
Gross profit                                        46,102            24,678              71,941            53,618
                                           ----------------   ---------------   -----------------  ----------------

Operating expenses:
     Research and development                        9,181            12,425              17,257            24,711
     Sales and marketing                             5,876             6,179              10,503            12,523
     General and administrative                      3,680             5,637               6,319            10,445
                                           ----------------   ---------------   -----------------  ----------------
          Total operating expenses                  18,737            24,241              34,079            47,679
                                           ----------------   ---------------   -----------------  ----------------
Income from operations                              27,365               437              37,862             5,939
Interest and other income                            3,082             1,469               3,100             4,846
Interest expense                                      (101)              (87)               (545)             (186)
                                           ----------------   ---------------   -----------------  ----------------
Income before provision for income taxes            30,346             1,819              40,417            10,599
Provision for income taxes                           7,810               692               8,237             4,028
                                           ----------------   ---------------   -----------------  ----------------
Net income                                      $   22,536         $   1,127          $   32,180        $    6,571
                                           ================   ===============   =================  ================

Net income per share - basic                    $     0.25         $    0.01          $     0.39         $    0.07
                                           ================   ===============   =================  ================
Shares used in per share calculation                88,753            90,982              82,530            90,827
                                           ================   ===============   =================  ================

Net income per share - diluted                  $     0.24         $    0.01          $     0.36         $    0.07
                                           ================   ===============   =================  ================
Shares used in per share calculation                95,842            96,001              90,444            96,212
                                           ================   ===============   =================  ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                      ASSETS
                                                                          December 31,         June 30,
                                                                              2000               2001
                                                                        ------------------ -----------------
                                                                           (unaudited)       (unaudited)
Current assets:
      Cash and cash equivalents                                               $   109,086       $    10,914
      Restricted cash                                                                   -            12,490
      Short-term available-for-sale investments                                   139,963           121,648
      Trade accounts receivable-unrelated parties, net                            106,258            34,869
      Trade accounts receivable-related parties, net                               20,000            31,093
      Inventories                                                                  73,290           179,239
      Deferred tax asset                                                            9,491             8,568
      Other current assets                                                         14,835            24,165
                                                                        ------------------ -----------------
           Total current assets                                                   472,923           422,986

Equipment, furniture and fixtures, net                                             16,874            24,540
Long-term available-for-sale investments                                                -            10,129
Equity investments                                                                 19,369            71,421
Other assets                                                                        3,424             3,526
                                                                        ------------------ -----------------
           Total assets                                                       $   512,590       $   532,602
                                                                        ================== =================

                                   LIABILITIES
Current liabilities:
      Notes payable, current portion                                          $         -       $       299
      Trade accounts payable-unrelated parties                                     39,184            56,400
      Trade accounts payable-related parties                                        7,339             6,900
      Accrued expenses and other liabilities                                       33,879            23,697
      Deferred revenue-unrelated parties                                           15,274             8,676
      Deferred revenue-related parties                                                  -             9,697
                                                                        ------------------ -----------------
           Total current liabilities                                               95,676           105,669

Other liabilities                                                                     279             1,575
                                                                        ------------------ -----------------
           Total liabilities                                                       95,955           107,244
                                                                        ------------------ -----------------

                               SHAREHOLDERS' EQUITY
Common stock                                                                      330,310           332,377
Accumulated other comprehensive income                                                132               217
Retained earnings                                                                  86,193            92,764
                                                                        ------------------ -----------------
      Total shareholders' equity                                                  416,635           425,358
                                                                        ------------------ -----------------
           Total liabilities and shareholders' equity                         $   512,590       $   532,602
                                                                        ================== =================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended June 30,
                                                                          -------------------------------------
                                                                                2000               2001
                                                                          ------------------ ------------------
                                                                             (unaudited)        (unaudited)

Cash flows from operating activities:
    Net income                                                                  $    32,180         $    6,571
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation/amortization                                                      2,855              4,582
       Provision for doubtful accounts receivable                                        25              2,429
       Provision for excess and obsolete inventories and
         write down to market                                                         1,742             11,765
       Deferred income taxes                                                         (1,900)                 -
       Tax benefit from employee stock plans                                          8,552                  -
       (Gain) loss on sale of equipment                                                 (62)                25
    Changes in operating assets and liabilities:
       Accounts receivable-unrelated parties                                        (41,901)            69,147
       Accounts receivable-related parties                                           (3,869)           (11,280)
       Inventories                                                                  (26,500)          (117,714)
       Other current and noncurrent assets                                           (4,180)            (9,197)
       Trade accounts payable-unrelated parties                                      16,597             17,216
       Trade accounts payable-related parties                                             -               (439)
       Accrued expenses and other current liabilities                                10,487            (10,182)
       Deferred revenue-unrelated parties                                             6,413             (6,598)
       Deferred revenue-related parties                                                   -              9,697
                                                                          ------------------ ------------------
           Net cash provided by (used in) operating activities                          439            (33,978)
                                                                          ------------------ ------------------
Cash flows from investing activities:
    Restricted cash                                                                       -            (12,490)
    Investment in equity securities                                                 (17,110)           (52,052)
    Acquisition of equipment, furniture and fixtures                                 (4,501)           (11,585)
    Proceeds from sale of property and equipment                                         62                  -
    Purchases of available-for-sale investments                                     (45,958)           (52,331)
    Sales and maturities of available-for-sale investments                                -             60,602
                                                                          ------------------ ------------------
           Net cash used in investing activities                                    (67,507)           (67,856)
                                                                          ------------------ ------------------
Cash flows from financing activities:
    Borrowings                                                                       39,750              1,800
    Repayments                                                                      (59,037)              (115)
    Issuance of shares of common stock                                              255,846              2,067
    Other                                                                               (82)               (90)
                                                                          ------------------ ------------------
           Net cash provided by financing activities                                236,477              3,662
                                                                          ------------------ ------------------
             Net increase (decrease) in cash and cash equivalents                   169,409            (98,172)
Cash and cash equivalents at beginning of period                                      1,223            109,086
                                                                          ------------------ ------------------
Cash and cash equivalents at end of period                                      $   170,632         $   10,914
                                                                          ================== ==================
Supplemental Disclosure of Cash Flow Information:
Cash received during the period for interest                                    $     2,225         $    5,496
Cash paid during the period for interest                                        $       545         $      183
Net cash paid during the period for income taxes                                $         3         $   11,662



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2001
(UNAUDITED):

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

The year-end balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS No. 133." SFAS No. 138 amends certain terms and conditions of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, in our quarter ending March 31, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

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

                                                             Three months ended June 30,         Six months ended June 30,
                                                           --------------------------------    ------------------------------
                                                                2000             2001              2000            2001
                                                           ---------------  ---------------    --------------  --------------
Numerator - Basic
     Net income                                                $   22,536        $   1,127         $  32,180       $   6,571
                                                           ===============  ===============    ==============  ==============
Denominator - Basic
     Weighted average common stock outstanding                     88,753           90,982            82,530          90,827
                                                           ===============  ===============    ==============  ==============
Basic net income per share                                     $     0.25        $    0.01         $    0.39       $    0.07
                                                           ===============  ===============    ==============  ==============

Numerator - Diluted
     Net income                                                $   22,536        $   1,127         $  32,180       $   6,571
                                                           ===============  ===============    ==============  ==============
Denominator - Diluted
     Weighted average common stock outstanding                     88,753           90,982            82,530          90,827
     Dilutive potential of common stock equivalents:
         Options                                                    7,089            5,019             7,914           5,385
                                                           ---------------  ---------------    --------------  --------------
                                                                   95,842           96,001            90,444          96,212
                                                           ===============  ===============    ==============  ==============

Diluted net income per share                                   $     0.24        $    0.01         $    0.36       $    0.07
                                                           ===============  ===============    ==============  ==============

Anti-dilutive stock options to purchase approximately 66,000 shares and 2,809,000 shares of common stock were excluded from the computation of diluted net income per share for the six months ended June 30, 2000 and 2001, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the six months ended June 30, 2000 and 2001.

3. Marketable Securities

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of two major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate equity securities. Investments with maturities of less than one year at the balance sheet date are considered short term and investments with maturities greater than one year at the balance sheet date are considered long term. All these investments are classified as available-for-sale, and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the six months ended June 30, 2001 were not material.

The fair value of marketable securities as of June 30, 2001 were as follows (in thousands):

                                          Amortized         Unrealized           Fair
                                            Cost               Gain             Value
                                       ----------------   ---------------  -----------------
Corporate bonds and notes                  $    29,240          $     33          $  29,273
Government bonds and notes                     110,508               317            110,825
                                       ----------------   ---------------  -----------------
Total bonds and notes                      $   139,748          $    350            140,098
                                       ================   ===============

Less amounts classified as cash equivalents                                          (8,321)
                                                                           -----------------
              Total long and short-term marketable securities                     $ 131,777
                                                                           =================
Contractual maturity dates for investments:
              Less than 1 year                                                    $ 121,648
              1 to 5 years                                                           10,129
                                                                           -----------------
                                                                                  $ 131,777
                                                                           =================

The fair value of marketable securities as of December 31, 2000 were as follows (in thousands):

                                          Amortized          Unrealized            Fair
                                             Cost           Gain (Loss)           Value
                                      ------------------- ----------------- -------------------
Corporate bonds and notes                    $    69,155        $     (20)         $    69,135
Government bonds and notes
                                                 141,523               152             141,675
                                      ------------------- ----------------- -------------------
Total bonds and notes                        $   210,678        $      132             210,810
                                      =================== =================

Less amounts classified as cash equivalents                                            (70,847)
                                                                            -------------------
                          Total short-term marketable securities                   $   139,963
                                                                            ===================

4. Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

                                                               December 31,           June 30,
                                                                   2000                 2001
                                                              ----------------     ---------------
Trade accounts receivable-unrelated parties                        $  107,041           $  37,894
Less allowance for doubtful accounts-unrelated  parties                  (783)             (3,025)
Trade accounts receivable-related parties                              20,000              31,280
Less allowance for doubtful accounts-related parties                        -                (187)
                                                              ----------------     ---------------
                                                                   $  126,258           $  65,962
                                                              ================     ===============


                                                                December 31,          June 30,
                                                                    2000                2001
                                                              -----------------    ---------------
Raw materials                                                      $   29,025           $ 118,012
Work in process                                                        17,631               7,485
Finished goods                                                         26,634              53,742
                                                              -----------------    ---------------
                                                                   $   73,290           $ 179,239
                                                              =================    ===============

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to write down our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimate could have a significant impact on our financial position and results of operations.

                                                     December 31,         June 30,
                                                         2000               2001
                                                    ----------------    -------------
Equipment                                                $   13,389        $  14,447
Design hardware                                               4,234            6,353
Software                                                      5,781            6,665
Furniture and fixtures                                        2,269            9,204
                                                    ----------------    -------------
                                                             25,673           36,669
Less accumulated depreciation                                 9,906           13,682
                                                    ----------------    -------------
                                                             15,767           22,987
Construction in progress                                      1,107            1,553
                                                    ----------------    -------------
                                                         $   16,874        $  24,540
                                                    ================    =============

                                                     December 31,         June 30,
                                                         2000               2001
                                                    ----------------    -------------
Accrued compensation and related items                   $   14,509        $   4,378
Accrued income tax payable                                   11,292            3,658
Accrued liabilities-related parties                             356            1,298
Customer advances                                               630            5,927
Other accrued liabilities                                     7,092            8,436
                                                    ----------------    -------------
                                                         $   33,879        $  23,697
                                                    ================    =============

5. Commitments

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to extend the payment to 2002. As of June 30, 2001, we had prepaid a total of $5.0 million towards this commitment. At June 30, 2001, the amount was included in other current assets on the balance sheet.


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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision, but has not yet issued a written opinion setting forth the basis of that order. The Limited Exclusion order expires September 14, 2001. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel appealed that determination but dropped the appeal. On May 8, 2001, we filed a motion with the Commission to terminate the Limited Exclusion Order based on newly discovered evidence. The motion is pending and we do not know when, and what, the Commission's response will be.

In April 2001, Atmel filed motions for summary judgment on the `811 and `829 patents as well as the `903 patent. On May 11, 2001 we filed our opposition papers with the court and filed motions for summary judgment that the `903 patent is invalid. The trial court denied Atmel's motion for summary judgment and our motion for summary judgment. We currently have two motions for sanctions pending before the trial court based on various discovery abuses by Atmel. The motions were argued July 27, 2001, and have been submitted. The motions for sanctions were granted in part and denied in part. The trial court set the trial date on all issues for January 22, 2002.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $10.0 million in license fees during 2000 and for the six months ended June 30, 2001, respectively, as part of this settlement.

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

7. Line of Credit

As of June 30, 2001 we had no borrowings on our line of credit. As of June 30, 2001, our line of credit was for $35.0 million. This agreement expires September 2002. Borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under a $35.0 million sub-agreement to this line. As of June 30, 2001 there was no credit available under this line, and we had approximately $12.5 million in restricted cash to secure our letters of credit. Subsequent to June 30, 2001, we renegotiated certain terms related to the eligible accounts receivable, resulting in a substantial increase in our availability under the line of credit. As a result, as of July 18, 2001, the restricted cash balance of $12.5 million had been released to us. The line bears interest at a rate of the bank's reference rate plus 0.5% (7.5% at June 30, 2001). There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of June 30, 2001, we were in compliance with the covenants of this agreement.

8. Segment Information

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications.

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

The following table shows our product revenues and gross profit at standard margins for each segment:

                                               Three Months Ended                      Six Months Ended
                                                  June 30, 2001                          June 30, 2001
                                        ----------------------------------     ----------------------------------
                                           Revenues         Gross Profit          Revenues         Gross Profit
                                        ---------------    ---------------     ---------------    ---------------
SMPG                                         $  29,407          $   1,696          $   79,744          $   8,359
ASPG                                            21,683             12,087              49,538             27,399
SPG                                              1,807              1,077               3,544              1,673
Technology Licensing                             9,818              9,818              16,187             16,187
                                        ---------------    ---------------     ---------------    ---------------
                                             $  62,715          $  24,678          $  149,013          $  53,618
                                        ===============    ===============     ===============    ===============


                                               Three Months Ended                      Six Months Ended
                                                  June 30, 2000                          June 30, 2000
                                        ----------------------------------     ----------------------------------
                                           Revenues         Gross Profit          Revenues         Gross Profit
                                        ---------------    ---------------     ---------------    ---------------
SMPG                                         $  96,340          $  42,364          $  155,786          $  67,180
ASPG                                             3,148              1,354               4,570              1,485
SPG                                              2,588              1,274               3,533              1,665
Technology Licensing                             1,110              1,110               1,611              1,611
                                        ---------------    ---------------     ---------------    ---------------
                                             $ 103,186          $  46,102          $  165,500          $  71,941
                                        ===============    ===============     ===============    ===============

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

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. This business unit also includes our flash embedded controllers and mass storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, to address the markets for digital cameras, Internet appliances, PDAs, MP3 players, Set-top boxes and other types of mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products.

Technology Licensing includes both up front license fees and royalties which are recognized in accordance with our revenue recognition policy.

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                  Three Months Ended                       Six Months Ended
                                         --------------------------------------  --------------------------------------
                                              June 30,           June 30,            June 30,            June 30,
                                                2000               2001                2000                2001
                                         ------------------- ------------------  -----------------   ------------------
Net income                                      $    22,536        $     1,127        $    32,180          $     6,571
Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax                         56                 13                 56                   85
                                         ------------------- ------------------  -----------------   ------------------
Total comprehensive income                      $    22,592        $     1,140        $    32,236          $     6,656
                                         =================== ==================  =================   ==================


The components of accumulated other comprehensive income are as follows (in thousands):

                                               December 31,                June 30,
                                                   2000                      2001
                                             ------------------       -------------------
Net unrealized gains on investments,
   net of tax                                       $      132                $      217
                                             ==================       ===================

10. Equity Investment

On March 6, 2001 we invested $50.0 million in Grace Semiconductor Manufacturing Corporation (GSMC), a Cayman Islands company. The investment is for a wafer foundry project located in Shanghai, P.R.C. As a result, we acquired 5% of the outstanding equity of GSMC. This investment is carried at cost.

On June 20, 2001, we invested an additional $2.1 million in a memory module manufacturer. This recent investment increased our ownership to 10.3%. This investment is carried at cost.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. During the early portion of the first quarter of 2001, market conditions had not improved and our customers continued to return product, cancel backlog and/or push out shipments. However, during the latter portion of the first quarter, we began to see a slowing of this activity and some of our customers had begun to place orders, primarily in the personal computer segment. The second quarter continued to be a difficult quarter for the industry and for us due to the excess inventory situation and a continuing slowdown in new orders. In reaction to sluggish sales, we were able to work with our foundry partners to significantly reduce our wafer-start rate in order to control our inventory level. Compared with the first quarter, we experienced weaker demand across all major applications except graphics cards, PDAs and digital cameras. In addition, despite the orders received at the end of the first quarter, we also experienced weaker demand in the personal computer segment during the second quarter. The networking and wireless communications segments continue to be very weak. Our business could be harmed by industry-wide fluctuations in the future.

         We derived 74.9% and 78.4% of our net product revenues during the six months ended June 30, 2000 and 2001, respectively, from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia.

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

         Sales to direct customers and foreign stocking representatives are recognized upon shipment, net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that the merchandise is sold by the distributor. In March 2001, one of our stocking representatives, Professional Computer Technology Limited ("PCT"), established a separate company, Silicon Professional Technology Ltd. ("SPT"), to provide warehousing, logistics and distribution services for us in Taiwan. SPT now services substantially all of our customers in Taiwan. For revenue recognition purposes we treat SPT as a distributor and we defer recognition of the revenue and cost of products shipped to SPT until it has been sold to the end customer. In the first half of 2001, PCT and SPT accounted for 20.9% of revenue recognized during this period.


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

Results of Operations: Quarter Ended June 30, 2001

Net Revenues

     Net revenues were $62.7 million for the three months ended June 30, 2001 as compared to $86.3 million in the first quarter of 2001 and $103.2 million for the three months ended June 30, 2000. Revenues decreased compared to the second quarter of last year due to decreased shipment volume of our products and due to decreased average selling prices. Revenues decreased compared to the prior quarter due to the lower volume of units shipped as a result of a deterioration in market conditions which began in the fourth quarter of 2000 and continued through the second quarter of 2001. Our quarterly results are not indicative of annual results. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $149.0 million for the six months ended June 30, 2001 as compared to $165.5 million for the comparable period in 2000. The decrease from year to year was due to decreased shipment volume of our products and decreased average selling prices.

     Product Revenues. Product revenues were $52.9 million in the second quarter of 2001 as compared to $79.9 million in the first quarter of 2001 and $102.1 million for the second quarter of 2000. Product revenues decreased compared to the second quarter of last year due to decreased shipment volume of our products and due to decreased average selling prices. Product revenues decreased compared to the prior quarter due to the lower volume of units shipped as a result of a deterioration in market conditions which began in the fourth quarter of 2000 and continued through the second quarter of 2001. Product revenues decreased to $132.8 million in the first half of 2001 from $163.9 in the first half of 2000 due to decreased shipment volume of our products from period to period. We anticipate shipping volumes to continue to fluctuate due to overall industry supply and demand.

     License Revenues. Revenues from license fees and royalties were $9.8 million in the second quarter of 2001, as compared to $6.4 million in the first quarter of 2001 and $1.1 million in the second quarter of 2000. The increase from the second quarter of 2000 to the second quarter of 2001 was primarily due to $5.0 million in license fees received as part of our legal settlement with Winbond. The increase from the first quarter of 2001 to the second quarter of 2001 was primarily due to increase in royalty payments received from our licensees. We anticipate an additional $5.0 million to be paid under this legal settlement in each of the remaining quarters of 2001. Revenues from license fees and royalties increased to $16.2 million for the six months ended June 30, 2001 from $1.6 million for the comparable period in 2000. The period to period increase was primarily due to $10.0 million license fees received as part of our legal settlement with Winbond and increase in royalty payments from our licensees. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

     Gross profit was $24.7 million, or 39.3% of net revenues, in the second quarter of 2001 as compared to $28.9 million, or 33.5% of net revenues, in the first quarter of 2001 and $46.1 million, or 44.7% of net revenues, in the second quarter of 2000. Gross profit decreased in absolute dollars when compared to the second quarter of 2000 and the first quarter of 2001 due primarily to write downs and allowances for products in inventory and decreases in average selling prices. We wrote down $5.9 million of inventory in each of the first two quarters of 2001, or a total of $11.8 million for the first half of 2001. As a percentage of net revenues, gross profit increased when compared to the first quarter of 2001 primarily due to the increase in license revenues in the second quarter of 2001. Product gross margin was 28.1% for the second quarter 2001, compared to 28.2% for the first quarter of 2001 and 44.1% for the second quarter of 2000. For the six months ended June 30, 2001, gross profit was $53.6 million, or 36.0 %, compared to $71.9 million, or 43.5%, for the comparable period in 2000. Product gross margin for the six months ended June 30, 2001 decreased to 28.2% from 42.9% for the same period in 2000. The period to period decrease was primarily due to decreased unit shipments, decreased average selling prices and write downs and allowances for products in inventory.


Operating Expenses

     Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $24.2 million, or 38.7% of net revenues, in the second quarter of 2001, compared to $23.4 million, or 27.2% of net revenues, in the first quarter of 2001, and $18.7 million, or 18.2% of net revenues, in the second quarter of 2000. The increase from the comparable quarter last year was due primarily to hiring additional personnel, the development of new products and improvements in our infrastructure. This is offset by the lack of profit sharing expense, as none was earned in the second quarter of 2001. The increase from the first quarter 2001 was due primarily to an increase in our allowance for doubtful accounts of $2.3 million, offset by $1.4 million in legal accruals booked in the first quarter of 2001 in connection with the Atmel litigation. Operating expenses increased to $47.7 million for the six months ended June 30, 2001 from $34.1 million for the comparable period in 2000. The period to period increase was due to hiring additional personnel, development of new products, improvements in our infrastructure, an increase in our allowance for doubtful accounts for $2.3 million, and an increase in legal accruals for $1.4 million in connection with the Atmel litigation. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

     Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, benefits, mask tooling and the cost of outside resources that supplement the internal development team. Research and development expenses were $12.4 million, or 19.8% of net revenues, during the second quarter of 2001, as compared to $12.3 million, or 14.2% of net revenues, during the first quarter of 2001 and $9.2 million, or 8.9% of net revenues, during the second quarter of 2000. Research and development expenses increased 35.3% from the second quarter of 2000 due primarily to expenses related to increased engineering evaluation and mask costs, increased depreciation related to purchases of new engineering equipment, increased engineering headcount and occupancy costs. For the six months ended June 30, 2001, research and development expenses increased to $24.7 million from $17.3 million for the comparable period in 2000. The period to period increase was primarily due to expenses related to increased engineering and mask costs, increased depreciation related to purchases of new engineering equipment, and increased engineering headcount and occupancy costs. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in new product offerings, drive to new deep sub-micron technologies and cost reduce our existing products.

     Sales and marketing. Sales and marketing expenses consist of personnel costs, commissions to stocking representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $6.2 million, or 9.9% of net revenues, in the second quarter of 2001 as compared to $6.3 million, or 7.4% of net revenues, in the first quarter of 2001 and $5.9 million, or 5.7% of net revenues, during the second quarter of 2000. Sales and marketing expenses remained relatively flat in absolute dollars, but increased as a percentage of net revenues due to the decrease in net revenues from the first quarter of 2001 to the second quarter of 2001, as well as from the second quarter of the previous year. Sales and marketing expenses for the six months ended June 30, 2001 were $12.5 million as compared to $10.5 million for the same period in 2000. The period to period increase was primarily due to increased commissions payable on higher product revenues in the first quarter of 2001 when compared to the first quarter of 2000, increased headcount and occupancy cost and increased marketing costs. We expect sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts.

     General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $5.6 million, or 9.0% of net revenues, in the second quarter of 2001, as compared to $4.8 million, or 5.6% of net revenues, in the first quarter of 2001 and $3.7 million, or 3.6% of net revenues, during the second quarter of 2000. Expenses increased from the second quarter of 2000 due to increased occupancy and headcount related costs, as well as depreciation expense associated with new leasehold improvements on additional leased office space. Our allowance for doubtful accounts increased by $2.3 million from the first quarter of 2001 due to the aging of certain accounts receivable during this period. This was offset by $1.4 million in legal accruals booked in the first quarter of 2001 booked in connection with the Atmel litigation. General and administrative expenses for the six months ended June 30, 2001 were $10.4 million as compared to $6.3 million for the same period in 2000. The period to period increase was due primarily to increased allowance for doubtful accounts and increased legal accrual. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

     Interest and other income. Interest and other income was approximately $1.5 million, or 2.3% of net revenues, during the second quarter of 2001, as compared to $3.4 million, or 3.9% of net revenues, during the first quarter of 2001 and $3.1 million, or 3.0% of net revenues, during the second quarter of 2000. Interest income decreased from the second quarter of 2000 to the second quarter of 2001 and from the first quarter of 2001 to the second quarter of 2001 due to a decrease in cash ,cash equivalent and available-for-sale investments balances. Interest and other income increased to $4.8 million for the first half of 2001 from $3.1 million in the first half of 2000. The increase from period to period was due to the change in cash, cash equivalents and available-for-sale investment balances as a result of our follow-on public offering at the end of the first quarter of 2000.

     Interest Expense. Interest expense was approximately $87,000 for the second quarter of 2001 as compared to $99,000 for the first quarter of 2001 and $101,000 for the second quarter of 2000. Interest expense decreased to $186,000 for the first half of 2001 from $545,000 in the first half of 2000. Interest expense relates to interest and fees under our line of credit. Fees will continue and will fluctuate depending on our use of the line of credit facility.

Provision for Income Taxes

     Our income tax provision of $692,000 in the second quarter of 2001 consists of a 38.0% tax rate on income before taxes. This compares with a tax provision of $3.3 million in the first quarter of 2001 which was a 38.0% tax rate on income before taxes and a tax provision of $7.8 million in the second quarter of 2000 which was a 25.7% tax rate on income before taxes. For the first six months of 2001, we recorded an income tax provision of $4.0 million, or 38.0% tax rate on income before taxes, as compared to $8.2 million, or 20.4% tax rate on income before taxes, for the same period in 2000. The increase in the effective tax rate during 2001 is a result of our continued profitability. All of our prior year net operating losses were fully utilized by the end of the second quarter of 2000. We expect our effective tax rate to be 38.0% for the remainder of 2001. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies which are being designed to decrease the effective rate in future years.

Segment Reporting

   Our operations involve the design, development, manufacturing, marketing and technical support of our non-volatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG. Refer to Note 8 to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Note that during 2000 we had different reportable segments, and therefore the prior period information has been restated to conform to the new presentation. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family and certain custom products based on these standard flash memory families. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. Gross margin decreased from 44.0% in the second quarter of 2000 to 13.2% in the first quarter of 2001 and to 5.8% in the second quarter of 2001 for this segment due to the inventory write-down during the first and second quarters of 2001.

     ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. It also includes flash embedded controllers and our mass storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, address digital cameras, digital cellular phones, Internet appliances, PDAs, MP3 players, Set-top boxes and other types of mass data storage applications. Gross margin increased from 43.0% in the second quarter of 2000 to 55.0% in the first quarter of 2001 and to 55.7% in the second quarter of 2001 for this segment due to increased shipment of the Firmware Hub product, which was introduced during the second half of 2000.

SPG includes ComboMemory, ROM/RAM Combos and SRAM-related products. Gross margin increased from 49.2% in the second quarter of 2000 and 34.3% in the first quarter of 2001 to 59.6% in the second quarter of 2001 for this segment due to changes in the mix of the types of products sold between the reporting periods.

Revenue and gross profit related to Technology Licensing was $1.1 million for the second quarter of 2000, $6.4 million for the first quarter of 2001 and $9.8 million for the second quarter of 2001.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of SFAS No. 133." SFAS No. 138 amends certain terms and conditions of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, in our quarter ending March 31, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

Liquidity and Capital Resources

   Operating activities. Our operating activities used cash of $34.0 million for the six month period ended June 30, 2001 as compared to generating cash of $439,000 for the six month period ended June 30, 2000. The cash used by operating activities for the six month period ended June 30, 2001 related primarily to increases in inventory of $117.7 million, accounts receivable-related parties of $11.3 million and other assets of $9.2 million and decreases in accrued expenses of $10.2 million and deferred revenues-unrelated parties of $6.6 million. Cash used in operating activities was reduced by net income of $6.6 million, a decrease in trade accounts receivable-unrelated parties of $69.1 million and increases in trade accounts payable of $16.8 million and deferred revenues-related parties of $9.7 million and non-cash adjustments of $18.8 million, primarily relating to depreciation and amortization, inventory write-downs and increased provisions for doubtful accounts receivable. Decreased accounts receivable-unrelated parties relates to decreased shipment volume and decreased average selling prices due to the downturn in the economy. Increased accounts receivable-related parties and increased deferred revenue-related parties relates to a new distribution relationship with a company owned by one of our equity investments. The cash provided by operating activities for the six month period ended June 30, 2000 related primarily to net income of $32.2 million and increases in trade accounts payable by $16.6 million, tax benefits from employee stock plans of $8.6 million and increases in accrued expenses and deferred revenue of $16.9 million. Increases in accounts receivable and accounts receivable from related parties of $45.8 million and increases in inventory of $26.5 million mostly offset the net income and increases in accounts payable. In addition, depreciation and amortization of $2.9 million and provision for inventory write-downs of $1.7 million represented adjustments to reconcile net income to cash provided by operating activities.

  Investing activities. Our investing activities used cash of $67.9 million for the six month period ended June 30, 2001, as compared to using cash of $67.5 million for the first six months of 2000. In the first quarter of 2001, we made a $50.0 million equity investment in Grace Semiconductor Manufacturing Corporation, a Cayman Islands company with operations in China, as a part of multi-phased strategic plan to expand into China. Additionally, in the second quarter of 2001, we invested an additional $2.1 million in a production subcontractor, and invested $12.5 million in restricted cash for securing our letters of credit. Capital expenditures were $11.6 million for the current six month period as compared to $4.5 million in capital expenditures for the same period of 2000. The expenditures for the six month period ended June 30, 2001 include $5.2 million of leasehold improvements on new building leases signed in 2000. Cash used in investing activities was also reduced by the excess of sales and maturities of available for sale investments over the purchases of such investments by $8.3 million.

     Financing activities. Our financing activities provided cash of approximately $3.7 million during the six month period ended June 30, 2001 as compared to provided $236.5 million for the six month period ended June 30, 2000. For the current six month period, the cash provided was from $2.1 million of common stock issued under the employee stock purchase plan and the exercise of employee stock options and $1.8 million related to a leasehold improvement loan as stipulated by the lease agreement, offset by $205,000 in loan repayments and other. The cash provided for the six month period ended June 30, 2000 was primarily from the issuance of common stock for $255.8 million and primarily related to net proceeds from a follow-on public offering in which we issued and sold 12.1 million shares of common stock, a private placement in which we issued and sold 504,000 shares of common stock, and $2.2 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by the repayment of our entire line of credit at the end of March, 2000.

   Principal sources of liquidity at June 30, 2001 consisted of $155.2 million of cash, cash equivalents, restricted cash, short-term investments and long-term available for sale investments and the line of credit. As of June 30, 2001 we had no borrowings on our line of credit. As of June 30, 2001, our line of credit was for $35 million. This agreement expires September 2002. Borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under a $35 million sub-agreement to this line. As of June 30, 2001 there was no credit available under this line, and we had approximately $12.5 million in restricted cash to secure our letters of credit. Subsequent to June 30, 2001, we renegotiated certain terms related to the eligible accounts receivable, resulting in a substantial increase in our availability under the line of credit. As a result, as of July 18, 2001, the restricted cash balance of $12.5 million had been released to us. The line bears interest at a rate of the bank's reference rate plus 0.5% (7.5% at June 30, 2001). There is a minimum interest rate of

6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of June 30, 2001 we were in compliance with the covenants of this agreement.

     Purchase Commitments. In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to extend the payment to 2002. As of June 30, 2001, we had prepaid a total of $5.0 million towards this commitment. At June 30, 2001, the amount was included in other current assets on the balance sheet.

   Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. See also "Business Risks -If we are not successful in subleasing our unused office space, we will be required to take a period charge for the difference between the total future sublease income and our lease cost."

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

Although we were profitable in 2000 and the six months ended June 30, 2001, we have experienced a sequential decline in net revenues over the past three quarters and our past financial performance should not be used to predict future operating results. In addition, we incurred net losses in fiscal 1997, 1998 and 1999. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

As recent experience confirms, a downturn in the market for products such as personal computers and cellular telephones that incorporate our products can also harm our operating results.

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

We have a large amount of inventory on hand which could be subject to a potential write down.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to write down our inventory value to reflect the lower of cost or market. As of June 30, 2001, we had $179.2 million of inventory on hand, a sequential increase of $50.7 million, or 39.4% from March 31, 2001. During the first half of 2001, we have written down a total of $11.8 million of our inventory, $5.9 million of which occurred in the second quarter. Further write downs of 16Mbit and other inventory may occur in the third quarter if projected selling prices deteriorate beyond our expectations. The inventory of the 16Mbit products accounted for approximately 8.1% of total inventory at June 30, 2001. Due to large amount of this inventory, even a small change in average selling prices could result in a significant write-down and have a significant impact on our financial position and results of operations.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. The second quarter was another difficult quarter for us due to the excess inventory situation. Our customers have continued to return product, cancel backlog and/or push out shipments. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 1998, 1999, 2000 and the six months ended June 30, 2001, our export product and licensing revenues accounted for approximately 92.7%, 89.1%, 84.3%, and 90.5% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

In addition, we have made equity investments in several companies with operations in Japan, Taiwan and China. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results.

We derived 80.8%, 77.6%, and 78.4% of our net product revenues from Asia during 1999, 2000, and the six months ended June 30, 2001, respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

We rely on stocking representatives and distributors to establish and maintain customer relationships and, at times, to sell our products. These stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. Prior to 2001, two of our stocking representatives were responsible for relationships with customers which accounted for substantially all of our product sales in Taiwan, which were 28.3% and 25.5% of our net product revenues during 1999 and 2000. In March 2001, one of our stocking representatives, Professional Computer Technology Limited ("PCT"), established a separate company, Silicon Professional Technology Ltd. ("SPT"), to provide warehousing, logistics and distribution services for us in Taiwan. SPT now services substantially all of our customers in Taiwan. For revenue recognition purposes we treat SPT as a distributor and we defer recognition of the revenue and cost of products shipped to SPT until it has been sold to the end customer. In the first half of 2001, PCT and SPT accounted for 20.9% of revenue recognized during this period. For the entire six months ended June 30, 2001, product sales in Taiwan, which were serviced by four stocking representatives, were 31.8% of our net product revenues. One stocking representative was responsible for relationships with customers which accounted for substantially all of our sales in China, including Hong Kong, during 1999 and 2000, which accounted for 24.3%, 19.1%, and 15.4% of our total net product revenues during 1999, 2000 and the six months ended June 30, 2001, respectively.

Product sales to our top 10 accounts, which comprise OEM end customers, stocking representatives and distributors represented approximately 62.8%, 53.6%, 43.0%, and 60.5% of our net product revenues for 1998, 1999, 2000 and the six months ended June 30, 2001, respectively. During 2000, 7 of our top 10 accounts were stocking representatives, two were domestic distributors and one was an OEM. No single customer account represented 10.0% or more of product revenues during 2000. In 1998, one customer account represented 15.2% of product sales. Another customer account represented 10.7% and 12.4% of product sales in 1998 and 1999, respectively.

The loss of our relationship with any of these stocking representatives or distributors or any other significant stocking representative or distributor could harm our operating results by impairing our ability to sell our products to these customers.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

     We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, Taiwan Semiconductor Manufacturing Co., Ltd., in Taiwan, Sanyo Electric Co., Ltd., in Japan, Seiko-Epson Corp. in Japan, and Samsung Electronics Ltd. in Korea. We anticipate that these foundries, together with National Semiconductor Corporation in the United States, Nanya Technology Corporation and Vanguard International Semiconductor Corporation in Taiwan, and OKI Electric Industry Co. in Japan will manufacture the majority of our products in the second half of 2001 and into 2002. On March 6, 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation (GSMC), a Cayman Islands company, for a wafer foundry project located in Shanghai, P.R.C. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

     In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. We have a remaining commitment to prepay a total of $45.0 million in 2001 and 2002, subject to certain economic and business conditions, to secure increased wafer capacity in 2002 and 2003. We are continually engaged in attempting to secure additional manufacturing capacity to support our long-term growth. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

If we are not successful in subleasing our unused office space, we will be required to take a period charge for the difference between the total future sublease income and our lease cost.

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants for this space due to the recent decrease in demand for commerical rental space in Silicon Valley. If we are unable to secure subtenants, or if the rental values in Silicon Valley decrease such that even if we found subtenants we would still be obligated to pay a portion of the rent, we will be required to take a period charge for the difference between the total future sublease income and our lease cost, and this will harm our operating results.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 37 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998, and we are currently experiencing such a downturn. These downturns are characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997, and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and the first half of 2001 have resulted in the decline of our selling prices and harmed operating results.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1999 and the first half of 2000, this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. However, in the first quarter of 2001, this seasonality again became pronounced as it was combined with deteriorating market conditions, which together resulted in a decline in product revenues from the fourth quarter of 2000 to the first half of 2001. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of Japan, Taiwan or China could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we would write off, or expense, some or all of our investments. As of June 30, 2001 the cost of our equity investments in companies with operations in Japan, Taiwan and China was approximately $0.9 million, $20.5 million, and $50.0 million, respectively.

         At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and short-term investments, any interest expense owed on the line of credit facility, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of June 30, 2001, the carrying value of our marketable securities approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents, restricted cash and available-for-sale investments as of June 30, 2001.

                                                                      Carrying        Interest
                                                                        Value            Rate
                                                                     ----------       --------
Investment securities:
    Short-term investments - fixed rate                              $  121,648         4.5%
    Long-term investments - fixed rate                                   10,129         3.3%
                                                                     ----------
        Total investment securities                                     131,777         4.4%

    Cash, cash equivalents and restricted cash - variable rate           23,404         1.5%
                                                                     ----------
                                                                     $  155,181         3.9%
                                                                     ==========

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision, but has not yet issued a written opinion setting forth the basis of that order. The Limited Exclusion order expires September 14, 2001. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel appealed that determination but dropped the appeal. On May 8, 2001, we filed a motion with the Commission to terminate the Limited Exclusion Order based on newly discovered evidence. The motion is pending and we do not know when, and what, the Commission's response will be.

In April, 2001, Atmel filed motions for summary judgment on the `811 and `829 patents as well as the `903 patent. On May 11, 2001 we filed our opposition papers with the court and filed motions for summary judgment that the `903 patent is invalid. The trial court denied Atmel's motion for summary judgment and our motion for summary judgment. We currently have two motions for sanctions pending before the trial court based on various discovery abuses by Atmel. The motions were argued July 27, 2001, and have been submitted. The motions for sanctions were granted in part and denied in part. The trial court set the trial date on all issues for January 22, 2002.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $10.0 million in license fees during 2000 and for the six months ended June 30, 2001, respectively, as part of this settlement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on June 22, 2001. At the Annual Meeting, the shareholders:

1. elected the persons listed below to serve as a director of the company for the ensuing year and until their successors are elected,

2. approved the 1995 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 to 28,250,000 shares, and

3. ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001.

On May 11, 2001, the record date of the Annual Meeting, we had 90,937,015 shares of Common Stock outstanding. At the Annual Meeting, holders of 80,428,276 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

      Director                  Votes in Favor   Votes Against      Abstentions
      --------                  --------------   -------------      -----------
      Bing Yeh                    77,137,466          0              3,290,810
      Yaw Wen Hu                  77,933,166          0              2,495,110
      Tsuyoshi Taira              79,804,014          0                624,262
      Yasushi Chikagami           76,300,365          0              4,127,911
      Ronald Chwang               79,012,914          0              1,415,362

Proposal 2 - Approval of the 1995 Employee Incentive Plan, as Amended

      Votes in Favor              69,294,691
      Votes Against               10,936,155
      Abstentions                    197,430

Proposal 3 -- Ratification of Selection of Independent Accountant

      Votes in Favor              80,033,109
      Votes Against                  324,491
      Abstentions                     70,676


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K, as amended, for the year ended December 31, 2000.

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2001: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 14th day of August, 2001.

                                 SILICON STORAGE TECHNOLOGY, INC.

                                    By:

                                    /s/ BING YEH
                                    ------------------------------------
                                    Bing Yeh
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ JEFFREY L. GARON
                                    ------------------------------------
                                    Jeffrey L. Garon
                                    Vice President Finance & Administration,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)