Form 10-Q
period 2001-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2001-11-13
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-26944

Silicon Storage Technology, Inc.
(Exact name of Registrant as Specified in its Charter)

California	77-0225590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1171 Sonora Court
Sunnyvale, California    94086
(Address of Principal Executive Offices including Zip Code)

(408) 735-9110
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2001: 91,371,956

Silicon Storage Technology, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2000         2001         2000         2001
                                                                   -----------  -----------  -----------  -----------
                                                                   (unaudited)  (unaudited)  (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties                         $   146,478  $    39,368  $   294,454      139,290
     Product revenues - related parties                                15,887       25,795       31,800       58,699
     License revenues                                                   1,356        9,034        2,967       25,221
                                                                   -----------  -----------  -----------  -----------
          Total net revenues                                          163,721       74,197      329,221      223,210
Cost of revenues                                                       90,086       92,239      183,645      187,634
                                                                   -----------  -----------  -----------  -----------
Gross profit (loss)                                                    73,635      (18,042)     145,576       35,576
                                                                   -----------  -----------  -----------  -----------
Operating expenses:
     Research and development                                          11,989       13,588       29,246       38,299
     Sales and marketing                                                8,558        7,098       19,061       19,621
     General and administrative                                         3,866        4,548       10,185       14,993
     Other                                                                --           756          --           756
                                                                   -----------  -----------  -----------  -----------
          Total operating expenses                                     24,413       25,990       58,492       73,669
                                                                   -----------  -----------  -----------  -----------
Income (loss) from operations                                          49,222      (44,032)      87,084      (38,093)
Interest and other income                                               3,197        1,398        6,297        6,244
Interest expense                                                          (66)         (79)        (611)        (265)
                                                                   -----------  -----------  -----------  -----------
Income (loss) before provision for (benefit from) income taxes         52,353      (42,713)      92,770      (32,114)
Provision for (benefit from) income taxes                              16,087      (16,231)      24,324      (12,203)
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                      36,266  $   (26,482) $    68,446  $   (19,911)
                                                                   ===========  ===========  ===========  ===========

Net income (loss) per share - basic                                      0.41  $     (0.29) $      0.81  $     (0.22)
                                                                   ===========  ===========  ===========  ===========

Shares used in per share calculation                                   89,471       91,208       84,843       90,954
                                                                   ===========  ===========  ===========  ===========

Net income (loss) per share - diluted                                    0.37  $     (0.29) $      0.74  $     (0.22)
                                                                   ===========  ===========  ===========  ===========

Shares used in per share calculation                                   97,563       91,208       92,818       90,954
                                                                   ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           December 31, September 30,
                                                              2000          2001
                                                          ------------  ------------
                                                          (unaudited)   (unaudited)
                         ASSETS

Current assets:
    Cash and cash equivalents                            $    109,086  $     55,643
    Short-term available-for-sale investments                 139,963        76,206
    Trade accounts receivable-unrelated parties, net          106,258        30,259
    Trade accounts receivable-related parties, net             20,000        28,981
    Inventories                                                73,290       136,217
    Deferred tax asset                                          9,491        23,755
    Other current assets                                       14,835        16,271
                                                          ------------  ------------
         Total current assets                                 472,923       367,332
Equipment, furniture and fixtures, net                         16,874        23,290
Equity investments                                             19,369        71,427
Other assets                                                    3,424         4,972
                                                          ------------  ------------
         Total assets                                    $    512,590  $    467,021
                                                          ============  ============

                      LIABILITIES

Current liabilities:
    Notes payable, current portion
    Trade accounts payable-unrelated parties             $     39,184  $     27,136
    Trade accounts payable-related parties                      7,339         4,862
    Accrued expenses and other liabilities                     33,879        18,671
    Deferred revenue-unrelated parties                         15,274         6,969
    Deferred revenue-related parties                               --         6,766
                                                          ------------  ------------
         Total current liabilities                             95,676        64,404
Other liabilities                                                 279         1,970
                                                          ------------  ------------
         Total liabilities                                     95,955        66,374
                                                          ------------  ------------

                  SHAREHOLDERS' EQUITY

Common stock                                                  330,310       333,756
Accumulated other comprehensive income                            132           302
Retained earnings                                              86,193        66,282
                                                          ------------  ------------
         Total shareholders' equity                           416,635       400,340
                                                          ------------  ------------
         Total liabilities and shareholders' equity      $    512,590  $    466,714
                                                          ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--

                                                                          Nine Months Ended
                                                                           September 30,
                                                                        ----------------------
                                                                           2000         2001
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                  $   68,446  $  (19,911)
    Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities:
       Depreciation/amortization                                            4,556       7,156
       Provision for doubtful accounts receivable                             326       2,692
       Provision for excess and obsolete inventories and
         lower of cost or market                                            4,261      56,281
       Other operating expenses                                                --         756
       Deferred income taxes                                               (2,293)    (14,264)
       Tax benefit from employee stock plans                               10,954          --
       (Gain) loss on sale of equipment                                       (62)         29
    Changes in operating assets and liabilities:
       Accounts receivable-unrelated parties                              (78,016)     73,489
       Accounts receivable-related parties                                 (4,665)     (9,163)
       Inventories                                                        (31,592)   (119,208)
       Other current and noncurrent assets                                 (5,170)     (1,017)
       Trade accounts payable-unrelated parties                            19,577     (12,048)
       Trade accounts payable-related parties                               4,724      (2,477)
       Accrued expenses and other current liabilities                      24,030     (15,443)
       Deferred revenue-unrelated parties                                   8,391      (8,305)
       Deferred revenue-related parties                                        --       6,766
                                                                        ----------  ----------
           Net cash provided by (used in) operating activities             23,467     (54,667)
                                                                        ----------  ----------
Cash flows from investing activities:
    Restricted cash                                                            --     (12,490)
    Repayment of restricted cash                                               --      12,490
    Investment in equity securities                                       (17,089)    (52,058)
    Acquisition of equipment, furniture and fixtures                       (7,008)    (12,568)
    Proceeds from sale of property and equipment                               62          --
    Purchases of available-for-sale investments                          (133,461)    (57,359)
    Sales and maturities of available-for-sale investments                  2,546     118,286
                                                                        ----------  ----------
           Net cash used in investing activities                         (154,950)     (3,699)
                                                                        ----------  ----------
Cash flows from financing activities:
    Borrowings                                                             39,750       1,800
    Repayments                                                            (59,037)       (187)
    Issuance of shares of common stock                                    257,136       3,446
    Other                                                                    (124)       (136)
                                                                        ----------  ----------
           Net cash provided by financing activities                      237,725       4,923
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                      106,242     (53,443)
Cash and cash equivalents at beginning of period                            1,223     109,086
                                                                        ----------  ----------
Cash and cash equivalents at end of period                             $  107,465  $   55,643
                                                                        ==========  ==========
Supplemental Disclosure of Cash Flow Information:
Cash received during the period for interest                           $    2,728  $    7,750
Cash paid during the period for interest                               $      611  $      283
Cash paid during the period for income taxes                           $    2,413  $   13,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2001 (UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2001 and the three and six months ended June 30, 2001.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

2. Other Operating Expense

During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of September 30, 2001 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate.

3. Computation of Net Income (Loss) Per Share

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

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2000         2001         2000         2001
                                                                   -----------  -----------  -----------  -----------
Numerator - Basic
  Net income (loss)                                               $    36,266  $   (26,482) $    68,446  $   (19,911)
                                                                   ===========  ===========  ===========  ===========
Denominator - Basic
  Weighted average common stock outstanding                            89,471       91,208       84,843       90,954
                                                                   ===========  ===========  ===========  ===========

Basic net income (loss) per share                                 $      0.41  $     (0.29) $      0.81  $     (0.22)
                                                                   ===========  ===========  ===========  ===========

Numerator - Diluted
  Net income (loss)                                               $    36,266  $   (26,482) $    68,446  $   (19,911)
                                                                   ===========  ===========  ===========  ===========
Denominator - Diluted
  Weighted average common stock outstanding                            89,471       91,208       84,843       90,954
  Dilutive potential of common stock equivalents:
      Options                                                           8,092          --         7,975          --
                                                                   -----------  -----------  -----------  -----------
                                                                       97,563       91,208       92,818       90,954
                                                                   ===========  ===========  ===========  ===========

Diluted net income (loss) per share                               $      0.37  $     (0.29) $      0.74  $     (0.22)
                                                                   ===========  ===========  ===========  ===========

Anti-dilutive stock options to purchase approximately 86,000 shares of common stock were excluded from the computation of diluted net income per share for the nine months ended September 30, 2000 because the exercise price of these options exceeded the average fair market value of our common stock for the nine months ended September 30, 2000. Stock options to purchase approximately 10,309,000 shares of common stock were outstanding as of September 30, 2001. These stock options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2001 because we had a net loss for these periods.

4. Marketable Securities

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of two major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public securities. Investments with maturities of less than one year at the balance sheet date are considered short term and investments with maturities greater than one year at the balance sheet date are considered long term. All these investments are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the nine months ended September 30, 2001 were not material.

The fair value of marketable securities as of September 30, 2001 were as follows (in thousands):

                                                Amortized   Unrealized       Fair
                                                  Cost         Gain          Value
                                               -----------  -----------   -----------
Corporate bonds and notes                     $    62,507  $       139   $    62,646
Government bonds and notes                         59,818          348        60,166
                                               -----------  -----------   -----------
Total bonds and notes                         $   122,325  $       487       122,812
                                               ===========  ===========
Less amounts classified as cash equivalents                                  (46,606)
                                                                          -----------
              Total short-term marketable securities                     $    76,206
                                                                          ===========

The fair value of marketable securities as of December 31, 2000 were as follows (in thousands):

                                                            Unrealized
                                                Amortized      Gain          Fair
                                                  Cost        (Loss)         Value
                                               -----------  -----------   -----------
Corporate bonds and notes                     $    69,155  $       (20)  $    69,135
Government bonds and notes                        141,523          152       141,675
                                               -----------  -----------   -----------
Total bonds and notes                         $   210,678  $       132       210,810
                                               ===========  ===========
Less amounts classified as cash equivalents                                  (70,847)
                                                                          -----------
              Total short-term marketable securities                     $   139,963
                                                                          ===========

5. Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

                                                             December 31, September 30,
                                                                2000          2001
                                                            -----------   -----------
Trade accounts receivable-unrelated parties                $   107,041   $    33,552
Less allowance for doubtful accounts-unrelated  parties           (783)       (3,293)
Trade accounts receivable-related parties                       20,000        29,163
Less allowance for doubtful accounts-related parties                --          (182)
                                                            -----------   -----------
                                                           $   126,258   $    59,240
                                                            ===========   ===========

                                                             December 31, September 30,
                                                                2000          2001
                                                            -----------   -----------
Raw materials                                              $    29,025   $    98,395
Work in process                                                 17,631         8,227
Finished goods                                                  26,634        29,595
                                                            -----------   -----------
                                                           $    73,290   $   136,217
                                                            ===========   ===========

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimate could have a significant impact on our financial position and results of operations.

In the third quarter of 2001, we incurred a $42.7 million inventory valuation adjustment to cost of sales comprised of $17.6 million relating to lower of cost or market and replacement valuation adjustments and $25.1 million relating to potential obsolescence allowances. For the nine months ended September 30, 2001, inventory valuation adjustments to cost of sales amounted to $54.5 million.

                                                             December 31, September 30,
                                                                2000          2001
                                                            -----------   -----------
Equipment                                                  $    13,389   $    14,778
Design hardware                                                  4,234         6,695
Software                                                         5,781         7,302
Furniture and fixtures                                           2,269         9,918
                                                            -----------   -----------
                                                                25,673        38,693
Less accumulated depreciation                                    9,906        15,905
                                                            -----------   -----------
                                                                15,767        22,788
Construction in progress                                         1,107           502
                                                            -----------   -----------
                                                           $    16,874   $    23,290
                                                            ===========   ===========

                                                             December 31, September 30,
                                                                2000          2001
                                                            -----------   -----------
Accrued compensation and related items                     $    14,509   $     4,050
Accrued income tax payable                                      11,292            --
Accrued liabilities-related parties                                356         1,858
Accrued warranty                                                   357         3,503
Other accrued liabilities                                        7,365         9,260
                                                            -----------   -----------
                                                           $    33,879   $    18,671
                                                            ===========   ===========

6. Shareholders' Equity

In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until September 30, 2002 unless earlier revoked by the board of directors. As of September 30, 2001, no shares had been purchased under this program.

7. Commitments

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to extend the payment to 2002. As of September 30, 2001, we had prepaid a total of $5.0 million towards this commitment. At September 30, 2001, the amount was included in other current assets on the balance sheet.

8. Contingencies

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision. A final decision affirming the Limited Exclusion Order was issued in August 2001. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel appealed that determination but dropped the appeal. On May 8, 2001, we filed a motion with the Commission to terminate the Limited Exclusion Order based on newly discovered evidence. The Commission did not act on our motion and it became moot when the Limited Exclusion Order expired on September 14, 2001.

In April 2001, Atmel filed motions for summary judgment on the `811 and `829 patents as well as the `903 patent. On May 11, 2001 we filed our opposition papers with the court and filed motions for summary judgment that the `903 patent is invalid. The trial court denied Atmel's motion for summary judgment and our motion for summary judgment. After the decision of the Federal Circuit was rendered, we renoticed our motion for Summary Judgment that the '903 patent was invalid. We also filed two motions for sanctions for alleged discovery abuse. The trial court granted one of our sanctions motions and denied the other. Our motion for Summary Judgment to invalidate the '903 has been submitted and no decision has been reached. Atmel has filed a counter motion for summary Judgment that the '903 patent is valid. We anticipate that the court will issue a ruling on both motions by the end of December 2001. The trial court set the trial date on all issues for January 22, 2002.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $15.0 million in license fees during 2000 and for the nine months ended September 30, 2001, respectively, as part of this settlement.

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

9. Line of Credit

As of September 30, 2001, we had no borrowings on our line of credit. As of September 30, 2001, our line of credit was for $35.0 million. This agreement expires in September 2002. Borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under a $35.0 million sub-agreement to this line. As of September 30, 2001, there was approximately $6.5 million outstanding in letters of credit and $3.1 million available under this line. The line bears interest at a rate of the bank's reference rate plus 0.5% (6.5% at September 30, 2001). There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must also pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of September 30, 2001, we were in compliance with the covenants of this agreement.

10. Segment Information

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

Previously we managed our business in two reportable segments: Flash products and Technology Licensing. In January 2001, we introduced further granularity into our management information systems, which now allow us to segregate the Flash products segment into three separate business units. These business units are considered reportable segments. The new segments which comprise the former Flash products segment are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG. We make financial decisions and allocate resources based on the information that we receive from this internal management system. We do not allocate operating expenses, interest income or expense, other income, net or the provision for income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating the expense is material in evaluating a business unit's performance. Information for the prior period has been restated to conform to the new presentation.

The following table shows our product revenues and gross profit at standard margins for each segment (in thousands):

                                 Three Months Ended         Nine Months Ended
                                 September 30, 2001        September 30, 2001
                             ------------------------  ------------------------
                                            Gross                     Gross
                              Revenues   Profit (Loss)  Revenues   Profit (Loss)
                             ----------  ------------  ----------  ------------
SMPG                        $   36,164  $    (35,989) $  115,908  $    (27,630)
ASPG                            25,945         9,655      75,483        37,054
SPG                              3,054          (742)      6,598           931
Technology Licensing             9,034         9,034      25,221        25,221
                             ----------  ------------  ----------  ------------
                            $   74,197  $    (18,042) $  223,210  $     35,576
                             ==========  ============  ==========  ============

                              Three Months Ended         Nine Months Ended
                                 September 30, 2000        September 30, 2000
                             ------------------------  ------------------------
                                            Gross                     Gross
                              Revenues      Profit      Revenues      Profit
                             ----------  ------------  ----------  ------------
SMPG                        $  136,337  $     60,246  $  292,123  $    127,426
ASPG                            18,177         9,933      22,747        11,418
SPG                              7,851         2,100      11,384         3,765
Technology Licensing             1,356         1,356       2,967         2,967
                             ----------  ------------  ----------  ------------
                            $  163,721  $     73,635  $  329,221  $    145,576
                             ==========  ============  ==========  ============

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

Technology Licensing includes both up front license fees and royalties, which are recognized in accordance with our revenue recognition policy.

11. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                   ------------------------  ------------------------
                                                                      2000         2001         2000         2001
                                                                   -----------  -----------  -----------  -----------
Net income (loss)                                                 $    36,266  $   (26,482) $    68,446  $   (19,911)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax                                           56           85           56          170
                                                                   -----------  -----------  -----------  -----------
Total comprehensive income (loss)                                 $    36,322  $   (26,397) $    68,502  $   (19,741)
                                                                   ===========  ===========  ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                       December 31, September 30,
                                                           2000         2001
                                                       -----------  -----------
Net unrealized gains on investments, net of tax       $       132  $       302
                                                       ===========  ===========

12. Equity Investment

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Downturns of this type occurred in 1996, 1997, 1998 and we are currently experiencing such a downturn. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. During the first half of 2001, market conditions generally had not improved and our customers continued to return product, cancel backlog and/or push out shipments. In the third quarter of 2001 the rate of product returns from customers slowed and we began to see a positive change in order activities in our products for DVD players, CD-RW drives, PDAs and video games, as well as the continued strong shipment from the second quarter in our products for desktop PCs and graphics cards. The networking and wireless communications market segments continue to be very weak. Our business could be harmed by industry wide fluctuations in the future.

We derived 80.1% and 79.6% of our net product revenues during the nine months ended September 30, 2000 and 2001, respectively, from product shipments to Asia. Additionally, all of our major wafer suppliers and packaging and testing subcontractors are located in Asia.

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

Sales to direct customers and foreign stocking representatives are recognized upon shipment, net of an allowance for estimated returns. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold to customers. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross margin until we are notified by the distributor that the merchandise is sold by the distributor. In March 2001, one of our stocking representatives, Professional Computer Technology Limited ("PCT"), established a separate company, Silicon Professional Technology Ltd. ("SPT"), to provide warehousing, logistics and distribution services for us in Taiwan. SPT now services substantially all of our customers in Taiwan. For revenue recognition purposes we treat SPT as a distributor and we defer recognition of the revenue and cost of products shipped to SPT until it has been sold to the end customer. For the nine months ended September 30, 2001, PCT and SPT accounted for 26.0% of net product revenues recognized during this period.

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

Results of Operations: Quarter Ended September 30, 2001

Net Revenues

Net revenues were $74.2 million for the third quarter of 2001 as compared to $62.7 million in the second quarter of 2001 and $163.7 million for the third quarter of 2000. Revenues decreased compared to the third quarter of last year due to decreased shipment volume of our products and due to decreased average selling prices. Revenues for the third quarter of 2001 increased compared to the prior quarter due to an increase in volume of units shipped as a result of improvement in order activities beginning in the middle of the quarter. Our quarterly results are not indicative of annual results. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $223.2 million for the nine months ended September 30, 2001 as compared to $329.2 million for the comparable period in 2000. The decrease from year to year was due to decreased shipment volume of our products and decreased average selling prices.

Product Revenues. Product revenues were $65.2 million in the third quarter of 2001 as compared to $52.9 million in the second quarter of 2001 and $162.4 million for the third quarter of 2000. Product revenues decreased compared to the third quarter of last year due to decreased shipment volume of our products and due to decreased average selling prices. Product revenues increased compared to the second quarter due to the higher volume of units shipped in the third quarter of 2001. Product revenues decreased to $198.0 million in the first nine months of 2001 from $326.3 million in the first nine months of 2000 due to decreased shipment volume and decreased average selling prices of our products from period to period. We anticipate shipping volumes to continue to fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $9.0 million in the third quarter of 2001, as compared to $9.8 million in the second quarter of 2001 and $1.4 million in the third quarter of 2000. The increase from the third quarter of 2000 to the third quarter of 2001 was primarily due to $5.0 million in license fees received as part of our legal settlement with Winbond. The decrease from the second quarter of 2001 to the third quarter of 2001 was primarily due to fluctuation in royalty payments received from our licensees. We anticipate an additional $5.0 million to be paid under the Winbond settlement in the fourth quarter of 2001. Revenues from license fees and royalties increased to $25.2 million for the nine months ended September 30, 2001 from $3.0 million for the comparable period in 2000. The period to period increase was primarily due to $15.0 million in license fees received as part of our legal settlement with Winbond and increases in royalty payments from our licensees. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit (Loss)

Gross loss was $18.0 million, or 24.3% of net revenues, in the third quarter of 2001 as compared to gross profit of $24.7 million, or 39.3% of net revenues, in the second quarter of 2001 and $73.6 million, or 45.0% of net revenues, in the third quarter of 2000. The significant decrease to gross loss in the third quarter of 2001 from gross profit when compared to the third quarter of 2000 and the second quarter of 2001 was due primarily to inventory valuation adjustments, decreases in average selling prices and increases in anticipated warranty costs. We incurred a $42.7 million inventory valuation adjustment to cost of sales in the third quarter of 2001, comprised of $17.6 million relating to lower of cost or market and replacement valuation adjustments and $25.1 million relating to potential obsolescence allowances. For the nine months ended September 30, 2001, inventory valuation adjustments to cost of sales amounted to $54.5 million. Product gross margin was negative 41.6% for the third quarter 2001, compared to positive 28.1% for the second quarter of 2001 and 44.5% for the third quarter of 2000. For the nine months ended September 30, 2001, gross profit was $35.6 million, or 15.9% of net revenues, compared to $145.6 million, or 44.2% of net revenues, for the comparable period in 2000. Product gross margin for the nine months ended September 30, 2001 decreased to 5.2% from 43.7% for the same period in 2000. The period to period decrease was primarily due to decreased unit shipments, decreased average selling prices and adjustments and allowances for products in inventory.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $26.0 million, or 35.0% of net revenues, in the third quarter of 2001, compared to $24.2 million, or 38.7% of net revenues, in the second quarter of 2001, and $24.4 million, or 14.9% of net revenues, in the third quarter of 2000. The increase from the comparable quarter last year was due primarily to hiring additional personnel, the development of new products and improvements in our infrastructure, offset by the lack of profit sharing expense in the third quarter of 2001. The increase from the second quarter 2001 was due primarily to an increase in non-production engineering material expense, an increase in commissions expenses due to increases in revenues and bonus accruals for design win activity and a period charge relating to our building lease, offset by a decrease in the expense related to our doubtful accounts. Operating expenses increased to $73.7 million for the nine months ended September 30, 2001 from $58.5 million for the comparable period in 2000. The period to period increase was due to hiring additional personnel, development of new products, improvements in our infrastructure, an increase in our allowance for doubtful accounts, and an increase in legal accruals in connection with the Atmel litigation, offset by the lack of profit sharing expense. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase in absolute dollar amounts.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, benefits, mask tooling and the cost of outside resources that supplement the internal development team. Research and development expenses were $13.6 million, or 18.3% of net revenues, during the third quarter of 2001, as compared to $12.4 million, or 19.8% of net revenues, during the second quarter of 2001 and $12.0 million, or 7.3% of net revenues, during the third quarter of 2000. Research and development expenses increased by 9.4% from the second quarter of 2001and by13.3% from the third quarter of 2000 due primarily to an increase in non-production engineering material expense of $1.8 million and increased expenses related to engineering evaluation and mask costs, depreciation related to purchases of new engineering equipment, engineering headcount and occupancy costs, offset by a decrease in profit sharing expense. For the nine months ended September 30, 2001, research and development expenses increased to $38.3 million from $29.2 million for the comparable period in 2000. The period to period increase was primarily due to an increase in non-production engineering material expense of $1.8 million and increased expenses related to engineering and mask costs, depreciation related to purchases of new engineering equipment, and engineering headcount and occupancy costs, offset by a decrease in profit sharing expense. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in new product offerings, drive to new deep sub-micron technologies and cost reduce our existing products.

Sales and marketing. Sales and marketing expenses consist of personnel costs, commissions to stocking representatives, travel and entertainment and promotional expenses. Sales and marketing expenses were $7.1 million, or 9.6% of net revenues, in the third quarter of 2001 as compared to $6.2 million, or 9.9% of net revenues, in the second quarter of 2001 and $8.6 million, or 5.2% of net revenues, during the third quarter of 2000. The increase in sales and marketing expenses from the second quarter of 2001 to the third quarter of 2001 was primarily attributable to increased commissions expenses due to increases in revenues and bonus accruals relating to design win activity. Compared to the third quarter of 2000, sales and marketing expenses decreased by $1.5 million, or 17.1%, primarily due to decreased commissions expenses due to lower product revenues for the third quarter of 2001. Sales and marketing expenses for the nine months ended September 30, 2001 were $19.6 million as compared to $19.1 million for the same period in 2000. The period to period increase was primarily due to increased headcount and occupancy cost and increased marketing costs, offset by a decrease in commissions and profit sharing expenses. We expect sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $4.5 million, or 6.1% of net revenues, in the third quarter of 2001, as compared to $5.6 million, or 9.0% of net revenues, in the second quarter of 2001 and $3.9 million, or 2.4% of net revenues, during the third quarter of 2000. Expenses increased from the third quarter of 2000 due to increased occupancy and headcount related costs, as well as depreciation expense associated with new leasehold improvements on additional leased office space. The decrease in general and administrative expenses from the second quarter of 2001 was primarily due to a decrease in our bad debt expense of $2.1 million, offset by an increase in our legal expense related to the Atmel litigation of approximately $873,000. General and administrative expenses for the nine months ended September 30, 2001 were $15.0 million as compared to $10.2 million for the same period in 2000. The period to period increase was due primarily to increased expenses related to our allowance for doubtful accounts and legal expense, offset by a decrease in profit sharing expenses. We anticipate that general and administrative expenses will continue to increase in absolute dollar amount as we scale our facilities, infrastructure, and head count to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Other. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of September 30, 2001 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate.

Interest and other income. Interest and other income was approximately $1.4 million, or 1.9% of net revenues, during the third quarter of 2001, as compared to $1.5 million, or 2.3% of net revenues, during the second quarter of 2001 and $3.2 million, or 2.0% of net revenues, during the third quarter of 2000. Interest income decreased from the third quarter of 2000 to the third quarter of 2001 and from the second quarter of 2001 to the third quarter of 2001 due to a decrease in cash, cash equivalents and available-for-sale investments balances. Interest and other income decreased to $6.2 million for the first nine months of 2001 from $6.3 million in the comparable period of 2000.

Interest Expense. Interest expense was approximately $79,000 for the third quarter of 2001 as compared to $87,000 for the second quarter of 2001 and $66,000 for the third quarter of 2000. Interest expense decreased to $265,000 for the first nine months of 2001 from $611,000 in the first nine months of 2000. Interest expense relates to interest and fees under our line of credit. Fees will continue and will fluctuate depending on our use of the line of credit facility.

Provision for (Benefit from) Income Taxes

Our income tax benefit of $16.2 million in the third quarter of 2001 consists of a 38.0% tax rate on loss before taxes. This compares with a tax provision of $692,000 in the second quarter of 2001 which was a 38.0% tax rate on income before taxes and a tax provision of $16.1 million in the third quarter of 2000 which was a 30.7% tax rate on income before taxes. For the first nine months of 2001, we recorded a benefit from income taxes of $12.2 million, or a 38.0% tax rate on loss before taxes, as compared to $24.3 million, or 26.2% tax rate on income before taxes, for the same period in 2000. All of our prior year net operating losses were fully utilized by the end of the second quarter of 2000. We expect our effective tax rate to be 38.0% for the remainder of 2001. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies which are being designed to decrease the effective rate in future years.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG. Refer to Note 10 to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Note that during 2000 we had different reportable segments, and therefore the prior period information has been restated to conform to the new presentation. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family and certain custom products based on these standard flash memory families. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. Gross margin decreased from 44.2% in the third quarter of 2000 to 5.8% in the second quarter of 2001 and to negative 99.5% in the third quarter of 2001 for this segment due to the inventory valuation adjustments to cost of sales during the each of the first three quarters of 2001.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. It also includes flash embedded controllers and our mass storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, address digital cameras, Internet appliances, PDAs, MP3 players, Set-top boxes and other types of mass data storage applications. Gross margin decreased from 55.7% in the second quarter of 2001, and from 54.7% in the third quarter of 2000, to 37.2% in the third quarter of 2001 due to decreased average selling prices and inventory valuation adjustments to cost of sales in the third quarter of 2001.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products. Gross margin decreased from 26.8% in the third quarter of 2000, and from 59.6% in the second quarter of 2001, to negative 24.3% in the third quarter of 2001 for this segment due to changes in the mix of the types of products sold between the reporting periods and inventory valuation adjustments to cost of sales in the third quarter of 2001.

Revenue and gross profit related to Technology Licensing was $1.4 million for the third quarter of 2000, $9.8 million for the second quarter of 2001 and $9.0 million for the third quarter of 2001.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $54.7 million for the nine months ended September 30, 2001 as compared to generating cash of $23.5 million for the nine months ended September 30, 2000. The cash used by operating activities for the nine months ended September 30, 2001 related primarily to net loss of $19.9 million, increases in inventory of $119.2 million, accounts receivable-related parties of $9.2 million, deferred income taxes of $14.3 million and other assets of $1.0 million and decreases in trade accounts payable from related and unrelated parties of $14.5 million, accrued expenses of $15.4 million and deferred revenue-unrelated parties of $8.3 million. Cash used in operating activities was reduced by a decrease of $73.5 million in trade accounts receivable-unrelated parties, an increase of $6.8 million in deferred revenue-related parties and non-cash adjustments of $66.9 million, primarily relating to inventory valuation adjustments of $56.3 million, depreciation and amortization, increased provisions for doubtful accounts receivable and other operating expenses. Decreased accounts receivable-unrelated parties relates to decreased shipment volume and decreased average selling prices. Increased accounts receivable-related parties and increased deferred revenue-related parties relate to a new distribution relationship with a company owned by one of the companies in which we have an equity investment. The cash provided by operating activities for the nine months ended September 30, 2000 related primarily to net income of $68.5 million, tax benefits from employee stock plans of $11.0 million, non-cash adjustments of $9.2 million and increases in trade accounts payable from related and unrelated parties of $24.3 million, accrued expenses and deferred revenue of $32.4 million. Increases in trade accounts receivable from related and unrelated parties of $82.7 million, increases in inventory of $31.6 million and increases in other assets of $5.2 million mostly offset the cash provided from operating activities.

Investing activities. Our investing activities used cash of $3.7 million for the nine months ended September 30, 2001, as compared to using cash of $155.0 million for the first nine months of 2000. In the first quarter of 2001, we made a $50.0 million equity investment in Grace Semiconductor Manufacturing Corporation, a Cayman Islands company with operations in China, as a part of multi-phased strategic plan to expand our market presence into China. In the second quarter of 2001, we invested an additional $2.1 million in a production subcontractor. In comparison, for the nine months ended September 30, 2000, we made strategic equity investments in our subcontractors totaling $17.1 million. Capital expenditures were $12.6 million for the current nine month period as compared to $7.0 million in capital expenditures for the same period of 2000. The expenditures for the nine months ended September 30, 2001 include $6.0 million of leasehold improvements on new building leases signed in 2000. Cash used in investing activities was reduced by the excess of sales and maturities of available-for-sale investments over the purchases of such investments by $60.9 million in the nine months ended September 30, 2001. For the comparable period in 2000, we used a net of $130.9 million to purchase available-for-sale investments.

Financing activities. Our financing activities provided cash of approximately $4.9 million during the nine months ended September 30, 2001 as compared to $237.7 million for the nine months ended September 30, 2000. For the current nine month period, the cash provided was from $3.4 million of common stock issued under the employee stock purchase plan and the exercise of employee stock options and $1.8 million related to a leasehold improvement loan as stipulated by the lease agreement, offset by $323,000 in loan repayments and other. The cash provided for the nine months ended September 30, 2000 was primarily from the issuance of common stock for $257.1 million and primarily related to net proceeds from a follow-on public offering in which we issued and sold 12.1 million shares of common stock, a private placement in which we issued and sold 504,000 shares of common stock, offset by the repayment of our entire line of credit at the end of March, 2000.

Principal sources of liquidity at September 30, 2001 consisted of $131.8 million of cash, cash equivalents and short-term available-for-sale investments and the line of credit. As of September 30, 2001 we had no borrowings on our line of credit. As of September 30, 2001, our line of credit was for $35.0 million. This agreement expires in September 2002. Borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under a $35.0 million sub-agreement to this line. As of September 30, 2001 there was approximately $6.5 million outstanding in letters of credit and $3.1 million available under this line. The line bears interest at a rate of the bank's reference rate plus 0.5% (6.5% at September 30, 2001). There is a minimum interest rate of 6.0%. We are required to maintain specified levels of tangible net worth. Under the agreement we are not permitted to pay a dividend. We must also pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of September 30, 2001 we were in compliance with the covenants of this agreement.

Purchase Commitments. In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to extend the payment to 2002. As of September 30, 2001, we had prepaid a total of $5.0 million towards this commitment. At September 30, 2001, the amount was included in other current assets on the balance sheet.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of September 30, 2001 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until September 30, 2002 unless earlier revoked by the board of directors. As of September 30, 2001, no shares had been purchased under this program.

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

Although we were profitable in 2000, we incurred net losses for the nine months ended September 30, 2001, and in fiscal 1997, 1998 and 1999. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

    the availability, timely delivery and cost of wafers from our suppliers;
    competitive pricing pressures and related changes in selling prices;
    fluctuations in manufacturing yields and significant yield losses;
    new product announcements and introductions of competing products by us or our competitors;
    product obsolescence;
    lower of cost or market inventory adjustments;
    changes in demand for, or in the mix of, our products;
    the gain or loss of significant customers;
    market acceptance of products utilizing our SuperFlash® technology;
    changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
    exchange rate fluctuations;
    general economic, political and environmental-related conditions, such as natural disasters;
    difficulties in forecasting, planning and management of inventory levels;
    unanticipated research and development expenses associated with new product introductions; and
    the timing of significant orders and of license and royalty revenue.

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
  sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and
  the reduction, rescheduling or cancellation of customer orders.

During 2001 we have incurred inventory valuation adjustments of $54.5 million and we may incur additional significant inventory valuation adjustments in future periods.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2001, we had $136.2 million of inventory on hand, a sequential decrease of $43.0 million, or 24.0% from June 30, 2001. During the first half of 2001, we had incurred a total valuation adjustment of $11.8 million to our inventory, and in the third quarter of 2001 we incurred further inventory valuation adjustments of $42.7 million. Due to the large amount of our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in both total units shipped and revenues in the third quarter of 2001, it continued to be a difficult quarter for us due to the excess inventory situation. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 1999, 2000 and the nine months ended September 30, 2001, our export product and licensing revenues accounted for approximately 89.1%, 84.3%, and 90.2% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

  difficulties in complying with regulatory requirements and standards;
  tariffs and other trade barriers;
  costs and risks of localizing products for foreign countries;
  reliance on third parties to distribute our products;
  longer accounts receivable payment cycles;
  potentially adverse tax consequences;
  limits on repatriation of earnings; and
  burdens of complying with a wide variety of foreign laws.

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

We derived 80.8%, 77.6%, and 79.6% of our net product revenues from Asia during 1999, 2000, and the nine months ended September 30, 2001, respectively. Additionally, our major wafer suppliers and assembly and packaging subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our total revenues and also negatively impacted our ability to collect payments from these customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Additionally, we believe the economic uncertainty fueled by the September 11, 2001 terrorist attack in the United States has caused our customer base to become more cautious. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results, and stock price.

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

We rely on stocking representatives and distributors to establish and maintain customer relationships and, at times, to sell our products. These stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. Prior to 2001, two of our stocking representatives were responsible for relationships with customers which accounted for substantially all of our product sales in Taiwan, which were 28.3% and 25.5% of our net product revenues during 1999 and 2000. In March 2001, one of our stocking representatives, Professional Computer Technology Limited ("PCT"), established a separate company, Silicon Professional Technology Ltd. ("SPT"), to provide warehousing, logistics and distribution services for us in Taiwan. SPT now services substantially all of our customers in Taiwan. For revenue recognition purposes we treat SPT as a distributor and we defer recognition of the revenue and cost of products shipped to SPT until it has been sold to the end customer. In the first nine months of 2001, PCT and SPT accounted for 26.0% of net product revenues recognized during this period. For the nine months ended September 30, 2001, product sales in Taiwan, which were serviced by four stocking representatives, were 34.7% of our net product revenues. One stocking representative was responsible for relationships with customers which accounted for substantially all of our sales in China, including Hong Kong, during 1999 and 2000, which accounted for 24.3%, 19.1%, and 16.3% of our total net product revenues during 1999, 2000 and the nine months ended September 30, 2001, respectively.

Product sales to our top 10 accounts, which comprise OEM end customers, stocking representatives and distributors, represented approximately 53.6%, 43.0%, and 62.8% of our net product revenues for 1999, 2000 and the nine months ended September 30, 2001, respectively. During 2000, 7 of our top 10 accounts were stocking representatives, two were domestic distributors and one was an OEM. No single customer account represented 10.0% or more of product revenues during 2000. In 1999 one customer account represented 12.4% of product sales.

The loss of our relationship with any of these stocking representatives or distributor, or any other significant stocking representative or distributor could harm our operating results by impairing our ability to sell our products to these customers.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource all of our manufacturing with the exception of limited testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, Taiwan Semiconductor Manufacturing Co., Ltd., in Taiwan, Sanyo Electric Co., Ltd., in Japan, Seiko-Epson Corp. in Japan, and Samsung Electronics Ltd. in Korea. We anticipate that these foundries, together with National Semiconductor Corporation in the United States, Nanya Technology Corporation and Vanguard International Semiconductor Corporation in Taiwan and OKI Electric Industry Co. in Japan, will manufacture the majority of our products in the second half of 2001 and into 2002. On March 6, 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation (GSMC), a Cayman Islands company, for a wafer foundry project located in Shanghai, P.R.C. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. We have a remaining commitment to prepay a total of $45.0 million in 2001and 2002, subject to certain economic and business conditions, to secure increased wafer capacity in 2002 and 2003. We are continually engaged in attempting to secure additional manufacturing capacity to support our long-term growth. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost.

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants for this space due to the recent decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of September 30, 2001 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the total future lease cost, and this will harm our operating results.

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

We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

  reduced control over delivery schedules and quality;
  the potential lack of adequate capacity during periods of strong demand;
  difficulties selecting and integrating new subcontractors;
  limited warranties on products supplied to us;
  potential increases in prices due to capacity shortages and other factors; and
  potential misappropriation of our intellectual property.

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

The markets for our products are characterized by:

  rapidly changing technologies;
  evolving and competing industry standards;
  changing customer needs;
  frequent new product introductions and enhancements;
  increased integration with other functions; and
  rapid product obsolescence.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 42 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster such as typhoon near one or more of our major suppliers, like the earthquake in September 1999 or the typhoon in September 2001 that occurred in Taiwan, which did not impact us, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998, and we are currently experiencing such a downturn. These downturns are characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997, and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and the first three quarters of 2001 have resulted in the decline of our selling prices and harmed our operating results.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1999 and the first half of 2000, this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. However, in the first quarter of 2001, this seasonality again became pronounced as it was combined with deteriorating market conditions, which together resulted in sequential quarter to quarter declines in product revenues from the fourth quarter of 2000 through the second quarter of 2001. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore, reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of Japan, Taiwan or China could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we would write off, or expense, some or all of our investments. As of September 30, 2001, the cost of our equity investments in companies with operations in Japan, Taiwan and China was approximately $0.9 million, $20.5 million, and $50.0 million, respectively.

At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and short-term investments, any interest expense owed on the line of credit facility, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of September 30, 2001, the carrying value of our marketable securities approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of September 30, 2001 (in thousands).

                                                               Carrying  Interest
                                                                 Value     Rate
                                                               --------- --------

  Short-term investments - fixed rate                         $  76,206      4.0%
  Cash and cash equivalents - variable rate                      55,643      2.9%
                                                               ---------
                                                              $ 131,849      3.5%
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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. The administrative law judge, or ALJ, who makes recommended determinations to the ITC, ruled that we did not infringe the remaining three patents. As to one of these patents, U.S. Patent No. 4,451,903 ("the `903 patent," also known as "Silicon Signature"), the ALJ ruled on May 17, 2000 that it is invalid and unenforceable because the patent did not name the proper inventors and because Atmel intentionally misled the U.S. Patent Office. On October 16, 2000, the ITC overturned the ALJ's recommendation on the `903 patent and ruled that we could not import into the United States certain products that use this circuit. We appealed the ITC ruling and in January 2001 the Federal Circuit Court issued an order upholding the ITC's decision. A final decision affirming the Limited Exclusion Order was issued in August 2001. The ITC also ruled that we do not infringe the two other patents at issue ("the `811 and `829" patents). Atmel appealed that determination but dropped the appeal. On May 8, 2001, we filed a motion with the Commission to terminate the Limited Exclusion Order based on newly discovered evidence. The Commission did not act on our motion and it became moot when the Limited Exclusion Order expired on September 14, 2001.

In April, 2001, Atmel filed motions for summary judgment on the `811 and `829 patents as well as the `903 patent. On May 11, 2001 we filed our opposition papers with the court and filed motions for summary judgment that the `903 patent is invalid. The trial court denied Atmel's motion for summary judgment and our motion for summary judgment. After the decision of the Federal Circuit was rendered, we renoticed our motion for Summary Judgment that the '903 patent was invalid. We also filed two motions for sanctions for alleged discovery abuse. The trial court granted one of our sanctions motions and denied the other. Our motion for Summary Judgment to invalidate the '903 has been submitted and no decision has been reached. Atmel has filed a counter motion for summary Judgment that the '903 patent is valid. We anticipate that the court will issue a ruling on both motions by the end of December 2001. The trial court set the trial date on all issues for January 22, 2002.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $15.0 million in license fees during 2000 and for the nine months ended September 30, 2001, respectively, as part of this settlement.

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

Exhibit Number:	Description:
10.32	Amendment Number Seven to Loan and Security Agreement, dated August 6, 2001.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2001: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of November, 2001.

SILICON STORAGE TECHNOLOGY, INC.

(Registrant)

By:	/s/ BING YEH

Bing Yeh
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY L. GARON

Jeffrey L. Garon
Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)