Form 10-Q/A
period 2001-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2002-01-04
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
FORM 10-Q/A
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                            ------------------------  ------------------------
                                               2000         2001         2000         2001
                                            -----------  -----------  -----------  -----------
                                            (unaudited)  (unaudited)  (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties  $   146,478  $    39,368  $   294,454      139,290
     Product revenues - related parties         15,887       25,795       31,800       58,699
     License revenues                            1,356        9,034        2,967       25,221
                                            -----------  -----------  -----------  -----------
          Total net revenues                   163,721       74,197      329,221      223,210
Cost of revenues                                90,086       92,239      183,645      187,634
                                            -----------  -----------  -----------  -----------
Gross profit (loss)                             73,635      (18,042)     145,576       35,576
                                            -----------  -----------  -----------  -----------
Operating expenses:
     Research and development                   11,989       13,588       29,246       38,299
     Sales and marketing                         8,558        7,098       19,061       19,621
     General and administrative                  3,866        4,548       10,185       14,993
     Other                                          --          756           --          756
                                            -----------  -----------  -----------  -----------
          Total operating expenses              24,413       25,990       58,492       73,669
                                            -----------  -----------  -----------  -----------
Income (loss) from operations                   49,222      (44,032)      87,084      (38,093)
Interest and other income                        3,197        1,398        6,297        6,244
Interest expense                                   (66)         (79)        (611)        (265)
                                            -----------  -----------  -----------  -----------
Income (loss) before provision for
   (benefit from) income taxes                  52,353      (42,713)      92,770      (32,114)
Provision for (benefit from) income taxes       16,087      (16,231)      24,324      (12,203)
                                            -----------  -----------  -----------  -----------
Net income (loss)                          $    36,266  $   (26,482) $    68,446  $   (19,911)
                                            ===========  ===========  ===========  ===========

Net income (loss) per share - basic        $      0.41  $     (0.29) $      0.81  $     (0.22)
                                            ===========  ===========  ===========  ===========

Shares used in per share calculation            89,471       91,208       84,843       90,954
                                            ===========  ===========  ===========  ===========

Net income (loss) per share - diluted      $      0.37  $     (0.29) $      0.74  $     (0.22)
                                            ===========  ===========  ===========  ===========

Shares used in per share calculation            97,563       91,208       92,818       90,954
                                            ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           December 31, September 30,
                                                              2000          2001
                                                          ------------  ------------
                                                          (unaudited)   (unaudited)
                         ASSETS

Current assets:
    Cash and cash equivalents                            $    109,086  $     55,643
    Short-term available-for-sale investments                 139,963        76,206
    Trade accounts receivable-unrelated parties, net          106,258        30,259
    Trade accounts receivable-related parties, net             20,000        28,981
    Inventories                                                73,290       136,217
    Deferred tax asset                                          9,491        23,755
    Other current assets                                       14,835        16,271
                                                          ------------  ------------
         Total current assets                                 472,923       367,332
Equipment, furniture and fixtures, net                         16,874        23,290
Equity investments                                             19,369        71,427
Other assets                                                    3,424         4,972
                                                          ------------  ------------
         Total assets                                    $    512,590  $    467,021
                                                          ============  ============

                      LIABILITIES

Current liabilities:
    Notes payable, current portion                       $         --  $        307
    Trade accounts payable-unrelated parties                   39,184        27,136
    Trade accounts payable-related parties                      7,339         4,862
    Accrued expenses and other liabilities                     33,879        18,671
    Deferred revenue-unrelated parties                         15,274         6,969
    Deferred revenue-related parties                               --         6,766
                                                          ------------  ------------
         Total current liabilities                             95,676        64,711
Other liabilities                                                 279         1,970
                                                          ------------  ------------
         Total liabilities                                     95,955        66,681
                                                          ------------  ------------

                  SHAREHOLDERS' EQUITY

Common stock                                                  330,310       333,756
Accumulated other comprehensive income                            132           302
Retained earnings                                              86,193        66,282
                                                          ------------  ------------
         Total shareholders' equity                           416,635       400,340
                                                          ------------  ------------
         Total liabilities and shareholders' equity      $    512,590  $    467,021
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

11. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                            ------------------------  ------------------------
                                               2000         2001         2000         2001
                                            -----------  -----------  -----------  -----------
Net income (loss)                          $    36,266  $   (26,482) $    68,446  $   (19,911)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax                    56           85           56          170
                                            -----------  -----------  -----------  -----------
Total comprehensive income (loss)          $    36,322  $   (26,397) $    68,502  $   (19,741)
                                            ===========  ===========  ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31, September 30,
                                                           2000          2001
                                                       ------------  ------------
Net unrealized gains on investments, net of tax       $        132  $        302
                                                       ============  ============

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

The following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors which are difficult to forecast and can materially affect our quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in our stock price. Please refer to the section below entitled "Business Risks."

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
  market acceptance of products utilizing our SuperFlash technology;
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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2001: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 4th day of January, 2002.

SILICON STORAGE TECHNOLOGY, INC.

(Registrant)

By: /s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)