Form 10-K
period 2001-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2002-04-01
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    No [     ]

      Aggregate market value of the voting stock held by non-affiliates of SST as of February 28, 2002: $700,443,000 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date, February 28, 2002: 92,149,794.

      Documents incorporated by reference: Exhibits previously filed as noted on page 40. Part III - A portion of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2001
TABLE OF CONTENTS

PART I

Item 1. Business

Overview

We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets.

We offer over 80 products based on our SuperFlash design and manufacturing process technology. Our customers include: 3Com, Acer, Apple, Asustek, Cisco, Compaq, Dell, First International Computer, or FIC, Gigabyte, Huawei, Hyundai, Infineon, Intel, IBM, Inventec, Legend, LG Electronics, or LG, Lucent, Motorola, National Semiconductor, NEC, Nintendo, Nortel, Panasonic, Quanta, Samsung, Sanyo, Siemens, Sony and VTech.

We also license our SuperFlash technology to leading semiconductor companies including Analog Devices, Advanced Technology Materials, Inc., or ATMI, IBM, Motorola, Nanya Technology Corporation, or Nanya, National Semiconductor, NEC, Oki, Samsung, Sanyo, Seiko-Epson, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC and Winbond to embed in semiconductor devices that integrate flash memory with other functions on a single chip.

Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung, Sanyo, Seiko-Epson, TSMC, and United Microelectronics Corporation, or UMC. We also work with Nanya, National Semiconductor, Oki, Samsung, Sanyo, Seiko-Epson, TSMC and Vanguard to develop new technology for manufacturing our products.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998, and more recently in late 2000 and 2001. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. During the first half of 2001, market conditions did not improve as our customers continued to cancel backlog and/or push out shipments. In the second half of 2001, we began to see a positive change in order activities for our products for DVD players, CD-RW drives, Personal Digital Assistants, or PDAs, and video games, as well as the continued strong shipments since the second quarter in our products for desktop Personal Computers, or PCs, and graphics cards. Sales of our products for the networking and wireless communications market segments continued to be very weak. Our business could be harmed by industry-wide fluctuations in the future.

We derived 80.7% of our product revenues during 2001 and 77.6% of our product revenues during 2000 from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Industry Background

Semiconductor integrated circuits are critical components used in an increasingly wide variety of applications, such as computers and computer systems, communications equipment, consumer products and industrial automation and control systems. As integrated circuit performance has increased and size and cost have decreased, the use of semiconductors in these applications has grown significantly. According to a December 2001 Dataquest report, worldwide semiconductor device revenue declined from $226 billion in 2000 to $148 billion in 2001 and is expected to grow to $257 billion in 2005.

Historically, the demand for semiconductors has been driven by the PC market. The demand for PCs has grown in recent years, in part due to increased use of PCs for Internet access. According to a Nikkei Market Access report, the PC market declined from 123 million units shipped in 2000 to 119 million units shipped in 2001, and is expected to grow to 128 million units shipped in 2002. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, wireless local area network devices, cellular phones and pagers. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, PDAs, set-top boxes, CD-ROM drives and Global Positioning System, or GPS, navigation systems.

In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. In PCs, this program code, called BIOS, initiates the loading of the PC's operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, mostly in flash memory. As a result, virtually all complex electronic systems that use a processor or controller for computing, consumer, communications, and industrial applications require nonvolatile memory.

System manufacturers generally prefer nonvolatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages. With re-programmable memory, manufacturers can cost effectively change program codes in response to faster product cycles and changing market specifications. This in turn greatly simplifies inventory management and manufacturing processes. Re-programmable memory also allows the manufacturer to reconfigure or update a system either locally or through a network connection. In addition, in-system re-programmable devices can be used for data storage functions, such as storage of phone numbers for speed dialing in a cellular phone.

Flash memory is the predominant re-programmable nonvolatile memory device used to store program code. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to a December 2001 Dataquest report, worldwide flash memory revenue was $8 billion in 2000 and is expected to grow to $13 billion by 2005.

Our Solution

We are a leading supplier of flash memory semiconductor devices addressing the needs of high volume electronic applications. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. In addition, we believe SuperFlash has benefits that include high reliability, fast, fixed erase time, the ability to be scaled to a smaller size and a low-cost manufacturing process. Many leading technology companies use our technology in their products including 3Com, Acer, Apple, Asustek, Cisco, Compaq, Dell, FIC, Gigabyte, Huawei, Hyundai, Infineon, Intel, IBM, Inventec, Legend, LG, Lucent, Motorola, National Semiconductor, NEC, Nintendo, Nortel, Panasonic, Quanta, Samsung, Sanyo, Siemens, Sony and VTech. We offer over 80 products based on our proprietary SuperFlash design and manufacturing process technology. These products are produced to meet the needs of a wide range of digital consumer, networking, wireless communications and Internet computing markets. Our product offerings include standard flash products, application specific memory products, embedded controllers and mass data storage products. Our memory devices have densities ranging from 256 Kbit to 16 Mbit and are generally used for the storage of program code. Our flash embedded microcontrollers support concurrent flash read-while-write operations using In-Application Programming, or IAP. Our mass data storage products are used for storing images, music and other data in devices such as digital cameras and MP3 players.

Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung, Sanyo, Seiko-Epson, TSMC and UMC. We also work with Nanya, National Semiconductor, Oki, Samsung, Sanyo, Seiko-Epson, TSMC and Vanguard to develop new technology for manufacturing our products.

We license our SuperFlash technology to leading semiconductor companies including Analog Devices, ATMI, IBM, Motorola, Nanya, National Semiconductor, NEC, Oki, Samsung, Sanyo, Seiko-Epson, TSMC and Winbond to embed in semiconductor devices that integrate flash memory with other functions on a single device.

Our Strategy

Our objective is to be the leading worldwide supplier of flash memory devices and intellectual property for program code storage applications. In addition, we intend to leverage our SuperFlash technology to penetrate the high-density mass data storage markets. We intend to achieve our objectives by:

Maintaining a leading position in the program code storage market. We believe that program code storage is an attractive segment of the flash memory market for a number of reasons. While experiencing continued growth in all densities, solutions for program code storage applications benefit from the increasing number and variety of digital electronic applications, longer product lives and lower density requirements relative to mass data storage applications. We believe that our proprietary SuperFlash technology is a superior product for program code storage applications because we believe it offers superior reliability and performance at a lower cost of manufacture than competing solutions.

Continuing to enhance our leading flash memory technology. We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology. We are working with Nanya, National Semiconductor, Oki, Samsung, Sanyo, Seiko-Epson, TSMC and Vanguard to develop new process technologies for SuperFlash.

Introducing new products based on SuperFlash. We intend to introduce new and various application specific products. We recently developed and continue to expand our ComboMemory family. ComboMemory is a new class of devices for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic device or multiple dies in a common package with optimized performance. We also recently developed and continue to expand our new, re-programmable microcontroller family and new mass data storage products. In 2001, we introduced a new family of serial flash products, 8 Mbit firmware hubs and 16 Mbit concurrent flash. ComboMemory and concurrent flash are designed to address the memory needs of wireless communications devices, such as cellular phones, wireless modems and pagers.

Maintaining a leading position in licensing embedded flash technology. We believe that SuperFlash technology is well-suited for embedded memory applications, which integrate flash memory and other functions onto a monolithic chip. We intend to continue to license SuperFlash technology to semiconductor manufacturers for use in embedded flash applications, to enhance our technology and to facilitate integration at higher densities and higher levels of complexity.

Penetrating the high-density mass data storage market. Many digital electronic devices currently being introduced, such as MP3 players, digital cameras and PDAs, require high-density flash memory for storing music, pictures and other data that require mass data storage capacities. We believe that the market for high-density flash memory is attractive based on its potential size and growth. We further believe that SuperFlash technology can readily scale to address this market's needs as they change. We intend to leverage our leading technology and strong manufacturing partnerships to introduce high-density mass data storage flash products and to compete effectively in this market.

Leveraging our leading SuperFlash technology to become a premier provider of wireless memory solutions. We intend to leverage our leading SuperFlash technology to provide products for wireless memory applications which consist mainly of code storage applications such as cellular phones, GPS, wireless Local Area Network, or LAN, Bluetooth, data pagers and cordless telephones. We have designed low-density flash products for wireless modems, wireless LANs, data pagers, Bluetooth modules and cordless telephones, and we are currently designing higher density products for the cellular phone market. We intend to continue to develop our products to take advantage of the significant growth opportunities in the wireless memory applications market with specific focus on cellular phone, GPS, wireless LAN and Bluetooth applications.

Our Flash Products

Currently, we offer low and medium density devices (256 Kbit to 16 Mbit) that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are segmented largely based upon attributes such as density, voltage, access speed, package and target application. We divide our products into three distinct reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG.

SMPG. SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products.

Among the three product families, SSF provides the highest functionality. MPF is a lower cost, mainstream flash solution that eliminates much of the peripheral circuitry of SSF products while retaining many of the benefits of the SuperFlash core: high reliability, faster erase performance, geometric scalability and our low-cost manufacturing process. Both SSF and MPF address mainstream flash applications that require In System Programming, or ISP. MTP devices are our lowest cost flash products. Our MTP products provide an electrically erasable alternative to EPROM and other low-end flash products that do not require ISP.

ASPG. ASPG includes Application Specific Memory Products, Flash Embedded Controller Products and Mass Data Storage Products. Our Application Specific Memory Products include FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC flash memory products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications.

Our Flash Embedded Controller Products include the FlashFlex51 microcontroller product family, the ATA flash media controllers and a proprietary controller for programmable remote controls. The FlashFlex51 microcontroller family features products that are both software and pin compatible with industry standard, 8051 microcontroller products. This family is designed with two banks of program memory to support concurrent read and write operations using In Application Programming, or IAP. It also contains SoftLock security features allowing IAP while preventing software piracy. These products target the 8-bit microcontroller market segment with products addressing the emerging applications for in-system re-programmable microcontrollers, such as home automation devices, internet-ready consumer electronics and appliances, educational toys and industrial control applications.

Our Mass Data Storage Products, including the ATA-disk Chips, or ADC, ATA-disk Module, or ADM, and CompactFlash Card product families address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes, and other types of mass data storage applications. Our Mass Data Storage Products leverage our patented ATA controller technology and flash memory design expertise to offer favorable read/write data transfer rates to the flash memory, which allows significant speed advantages for applications such as digital cameras.

SPG. SPG includes ComboMemory and ROM/RAM Combos. The ComboMemory devices are made up of Flash Memory and SRAM packaged in a Multi-Chip Package, or MCP, and are ideal for applications such as cellular phones, GPS devices and other electronic devices requiring low power and a small form factor. The ROM/RAM Combos are used primarily in pagers and digital organizer applications.

Technology Licensing

We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2001, we held 43 patents in the United States relating to certain aspects of our products and processes, and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and Canada and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada.

Customers

We provide high-performance flash memory solutions to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide memory components for consumer companies including Acer, Bang & Olufsen, Canon, Hitachi, Infineon, LG, Nintendo, Panasonic, Samsung, Sanyo, Sony, TiVo and Yamaha. In networking, we provide memory components for 3Com, Cisco, E-tech, Intel and Nortel. In wireless communications, we provide products for companies including Cambridge Silicon Radio, or CSR, Kirk Telecomm, LG, Maxon, RTX, Siemens and VTech. In Internet computing, we provide wide array of memory components for companies including Acer, Apple, Asustek, Compaq, Dell, FIC, Gigabyte, HP, IBM, Mitac, NEC and Quanta.

The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped or license revenue is generated.

                                         Year ended December 31,
                                     -------------------------------
                                       1999       2000       2001
                                     ---------  ---------  ---------
United States...................... $  13,644  $  76,898  $  28,592
Europe.............................     7,347     28,376     21,332
Japan..............................    16,396     66,635     23,549
Korea..............................    11,750     42,986     22,039
Taiwan.............................    33,541    133,677    110,847
China (including Hong Kong)........    28,776     90,839     57,146
Other Asian countries..............     9,340     48,102     28,157
Rest of world......................     4,000      2,748      2,368
                                     ---------  ---------  ---------
                                    $ 124,794  $ 490,261  $ 294,030
                                     =========  =========  =========

Sales and Distribution

We sell a majority of our products to customers in Asia through manufacturers' representatives. We also sell and distribute our products in North America and Europe through manufacturers' representatives and distributors. Our manufacturer representative and distributor relationships are generally cancelable by us or the other parties with reasonable notice.

Applications

As the Digital Consumer, Networking, Wireless Communications and Internet Computing industries continue to expand and diversify, new applications are likely to be developed. We believe our products are designed to address this expanding set of applications:

                                                         Wireless         Internet
         Digital Consumer             Networking      Communications      Computing
---------------------------------- ----------------- ----------------- ---------------
TV Replayer        Set-top Box     VoIP              Cellular Phone    Network PC
Digital TV         CD-ROM Drive    DSL Modem         Data Pager        Notebook PC
Digital Camera     CD-RW Drive     Cable Modem       Cordless          Palm PC
Digital Camcorder  DVD-ROM Drive   V.90/56K Modem     Telephone        X-PC
DVD Player         DVD-RAM Drive   Wireless LAN      GPS on Cellular   Server
VCD Player         DVD-RW Drive    Network            Phone            PC Firmware Hub
MP3 Player         Web Browser      Interface Card   Bluetooth         Graphics Card
Video Game         Hand-held GPS   Router/Switch      Applications     Printer
PDA                Electronic Toys                                     Copier/Scanner
Electronic Book    Smart Cards                                         Bar Code Scanner
                   Memory Cards

Manufacturing

We purchase wafers and sorted die from semiconductor manufacturing foundries, have this product shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

Wafer and Sorted Die. We have manufacturing arrangements with Nanya, National Semiconductor, Samsung, Sanyo, Seiko-Epson, TSMC, UMC and Vanguard. During 2001, our major wafer fabrication foundries were TSMC, Sanyo, Samsung and Seiko-Epson. In 2001, wafer sort, which is the process of taking silicon wafers and separating them into individual die, was performed at Acer Testing, Inc., King Yuan Electronics Company, Limited, or KYE, Lingsen, Samsung, Sanyo, Seiko-Epson and TSMC. Although capacity is not guaranteed, under these arrangements, we generally receive preferential treatment regarding wafer pricing and capacity. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. On March 6, 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation, or GSMC. GMSC is a foreign-funded wafer foundry project, which is located in Shanghai, People's Republic of China.

Packaging, Testing and Finishing. In the assembly process, the individual die are assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our domestic or international subcontracted test facilities or at our test facilities in Sunnyvale, California. Finishing operations are performed at our Sunnyvale facility or at other domestic or international subcontracted facilities before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations at one location. During 2001, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 1999, 2000 and 2001, we spent $18.2 million, $41.5 million and $50.4 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products. For example, in June 1999, we acquired Linvex Technology Corp., a privately held, memory design company located in Sunnyvale, California.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low to medium density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Advanced Micro Devices, or AMD, Atmel, Intel, Macronix, STMicroelectronics and Winbond. Our high-density memory products compete with products offered by AMD, Atmel, Fujitsu, Intel, Mitsubishi, Samsung, Sharp Electronics and Toshiba. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

The competition in the existing markets for some of our newer product families such as the FlashFlex51 microcontroller product family and the ADC, ADM, and CompactFlash Card product families is extremely intense. We compete principally with major companies such as Atmel, Intel, Microchip Technology, Motorola and Philips in the microcontroller market and with Hitachi, M-Systems and SanDisk in the memory card and memory module market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to each foundry the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us.

We compete principally on price, reliability, functionality and the ability to offer timely delivery to customers. While we believe that our low and medium density products currently compete favorably on the basis of cost, reliability and functionality, it is important to note that our principal competitors have a significant advantage over us in terms of greater financial, technical and marketing resources. Our long-term ability to compete successfully in the evolving flash memory market will depend on factors both within and beyond our control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of our competitors and general economic conditions.

Employees

As of December 31, 2001, we employed 487 individuals on a full-time basis, all but thirty-three of whom reside in the United States. Eighteen employees reside in Taiwan, four employees reside in Japan, four employees reside in the United Kingdom, five employees reside in China, and one employee resides in each of Sweden and Korea. Of these 487 employees, 90 were employed in manufacturing support, 263 in engineering, 74 in sales and marketing and 60 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers and directors as of December 31, 2001. There are no family relationships between any director or executive officer of SST. Executive officers serve at the discretion of the board of directors.

Name	Age	Position
Bing Yeh (1)(4) Yaw Wen Hu Derek Best Michael Briner Isao Nojima Paul Lui Jeffrey L. Garon Tsuyoshi Taira (1)(2)(3) Yasushi Chikagami (1)(2)(3) Ronald Chwang (1)(2)(3)	51 52 51 54 57 51 41 63 63 53

President and Chief Executive Officer and Director
Senior Vice President, Operations and Process
Development and Director
Senior Vice President, Sales and Marketing
Senior Vice President, Application Specific Product Group
Vice President, Standard Memory Product Group
Vice President, Special Product Group
Vice President, Finance and Administration and
Chief Financial Officer and Secretary
Director
Director
Director

__________

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

Derek Best joined us in June 1997 as Vice President of Sales and Marketing. In June 2000 he was promoted to Senior Vice President, Sales & Marketing. Prior to joining SST he worked for Micromodule Systems, a manufacturer of high-density interconnect technology, as Vice President Marketing and Sales World Wide from 1992 to 1996. From 1987 to 1992 he owned his own company, Mosaic Semiconductor, a semiconductor company. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

Michael Briner joined us as Vice President, Design Engineering in November 1997, and become Vice President, Products during 1999. In February 2001, he was promoted to Senior Vice President, Application Specific Product Group. From 1993 to 1997, he served as Vice President of Design Engineering for Micron Quantum Devices, Inc., a subsidiary of Micron Technology, Inc., chartered to develop and manufacture flash memory products. From 1986 through 1992, he served as Director of Design Engineering for the Nonvolatile Division of Advanced Micro Devices, Inc. In this position, he was instrumental in helping AMD become a major nonvolatile memory manufacturer. Mr. Briner holds a B.S. in Electrical Engineering from the University of Cincinnati.

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

Paul Lui joined us as Vice President and General Manager of the Linvex Product Line in June 1999 until he was named Vice President, Special Product Group in June 2001. From 1994 to 1999, he was the president and founder of Linvex Technology Corporation. From 1987 to 1994, he was the president and chief executive officer of Macronix, Inc. From 1981 to 1985, he served as group general manager at VLSI Technology, Inc. where he was responsible for transferring that company's technology to Korea. In addition, Mr. Lui has held senior engineering positions at the Synertek Division of Honeywell and McDonnell Douglas. Mr. Lui holds an M.S.E.E. degree from University of California, Berkeley and a B.S. degree in Electrical Engineering and Mathematics from California Polytechnic State University, San Luis Obispo.

Jeffrey L. Garon joined us as Vice President, Finance and Administration and Chief Financial Officer and Corporate Secretary in March 1998. Prior to that, Mr. Garon served as president and senior operating officer of The Garon Financial Group, Inc., a venture capital and venture consulting firm specializing in start-ups, turnarounds and restarts, from 1994 to 1998. From 1993 to 1994, he served as a vice president and chief financial officer of Monster Cable Products, Inc., a leading provider of audio cables and supplies to consumers and the consumer electronic retail channel. Prior to this, Mr. Garon held senior financial positions with Visual Edge Technology, Inc., a provider of large format digital imaging systems, Oracle Corporation, Ashton-Tate Corporation and Teledyne Microelectronics. Mr. Garon holds a B.S. in Business Administration Finance from California State University, Northridge and a M.B.A. from Loyola Marymount University.

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

Ronald Chwang, Ph.D., is the Chairman and President of Acer Technology Ventures, America. Dr. Chwang currently serves actively on the board of a number of ATV's portfolio companies such as Reflectivity, Tesaria, iRobot, OctaSoft, etc. He also serves on the board of Acer Laboratories Inc. and Ambit Microsystems Corp. in Taiwan. From 1992 to 1997, Dr. Chwang was president and chief executive officer of Acer America Corporation. Dr. Chwang has been with Acer since 1986, serving in various executive positions leading business units engaged in ASIC products, computer peripherals, and Acer-Altos server system. Before joining Acer, Dr. Chwang worked for several years in development and management positions at Intel in Oregon and Bell Northern Research in Ottawa, Canada. Dr. Chwang holds a B.S. in Electrical Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

Item 2. Properties

As of January 31, 2002, we have six leased facilities totaling approximately 188,000 square feet in Sunnyvale, California in which our executive offices, manufacturing engineering, research and development and testing facilities are located. We are currently only occupying five of these facilities totaling approximately 168,000 square feet. The leases on five facilities expire in 2005 and the lease on one facility expires in 2010. We also have one lease for approximately 2,000 square feet, which was obtained upon the acquisition of Agate, and this lease will expire in March 2002. We believe these facilities are adequate to meet our needs for at least the next 12 months.

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. At this point, three patents remain at issue in Atmel's District Court case against us: the '811, the '829 and the '903.

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. On October 16, 2000, the ITC found U.S. Patent No. 4,451,903 ("the '903 patent") valid and infringed, and ruled that we could not import into the United States certain products that use the claimed circuit made by one of our suppliers. The ITC also ruled that we do not infringe the two other patents at issue ("the '811 and '829 patents"). We appealed from the Limited Exclusion Order, and in August 2001 the Court of Appeals for the Federal Circuit issued an opinion giving its reasons for denying that appeal. The '903 patent and the ITC's Limited Exclusion Order expired on September 14, 2001.

In the District Court case, in April 2001, Atmel filed motions for summary judgment on the '811 and '829 patents as well as the '903 patent. On May 11, 2001 we filed our opposition papers with the court and filed motions for summary judgment that the '903 patent is invalid. The trial court denied Atmel's motion for summary judgment and our motion for summary judgment. After the decision of the Federal Circuit was rendered, we renoticed our motion for summary judgment that the '903 patent was invalid. We also filed two motions for sanctions for alleged discovery abuse. The trial court granted one of our sanctions motions and denied the other. Our motion for summary judgment to invalidate the '903 patent has been submitted and no decision has been reached. Atmel has filed a counter motion for summary judgment that the '903 patent is valid. We anticipate that the court will issue a ruling on both motions before trial. On January 14, 2002 the court in Atmel Corp. v. Macronix America, Inc. (N.D. Cal. C97-02920 DLJ) denied Atmel's motion to correct another one of the patents Atmel has asserted against us ("the '747 patent"). We intervened as a party in the Macronix case for purposes of opposing that motion. As a result of that decision, Atmel has publicly stated that it will withdraw its claims against us based on the '747 patent. The trial court has scheduled a trial date on all issues to begin on April 8, 2002.

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

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

Price Range of Common Stock

The principal U.S. market for our Common Stock is The Nasdaq Stock Market's National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on The Nasdaq Stock Market's National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our Common Stock on December 31, 2001, the last trading day in 2001, was $9.64.

2000		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2000 April 1 - June 30, 2000 July 1 - September 30, 2000 October 1 - December 31, 2000	$ 27.458 36.083 34.063 27.375	$ 9.854 20.330 18.604 10.125
2001		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2001 April 1 - June 30, 2001 July 1 - September 30, 2001 October 1 - December 31, 2001	$ 19.000 12.010 10.090 14.020	$ 8.630 5.900 4.030 4.350
2002		High Close	Low Close
First Quarter:	January 1 - March 15, 2002	$ 11.250	$ 6.520

Approximate Number of Equity Security Holders

As of December 31, 2001, there were approximately 260 record holders of our Common Stock.

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

                                                              Year ended December 31,
                                               -----------------------------------------------------
                                                 1997       1998       1999       2000       2001
                                               ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues:
    Product revenues - unrelated parties..... $  57,696  $  51,611  $  99,769  $ 408,708  $ 168,593
    Product revenues - related parties.......    16,100     15,264     18,473     66,608     90,025
    License revenues.........................     1,526      2,536      6,552     14,945     35,412
                                               ---------  ---------  ---------  ---------  ---------
      Total net revenues.....................    75,322     69,411    124,794    490,261    294,030
Cost of revenues.............................    62,747     62,703     94,652    264,139    248,161
                                               ---------  ---------  ---------  ---------  ---------
Gross profit.................................    12,575      6,708     30,142    226,122     45,869
                                               ---------  ---------  ---------  ---------  ---------
Operating expenses:
    Research and development.................     8,744     14,527     18,199     41,535     50,380
    Sales and marketing......................     6,587      7,290     10,576     27,968     26,794
    General and administrative...............     9,479      4,592      3,800     14,966     17,855
    Other....................................        --         --      2,011      3,911      4,620
                                               ---------  ---------  ---------  ---------  ---------
      Total operating expenses...............    24,810     26,409     34,586     88,380     99,649
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) from operations................   (12,235)   (19,701)    (4,444)   137,742    (53,780)
Interest and other income....................     2,146      1,573        730     10,510      7,350
Interest expense.............................        --        (31)      (214)      (691)      (338)
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for
    (benefit from) income taxes..............   (10,089)   (18,159)    (3,928)   147,561    (46,768)
Provision for (benefit from) income taxes....    (3,165)      (571)        88     41,813    (17,772)
                                               ---------  ---------  ---------  ---------  ---------
Net income (loss)............................ $  (6,924) $ (17,588) $  (4,016) $ 105,748  $ (28,996)
                                               =========  =========  =========  =========  =========
Net income (loss) per share - basic.......... $   (0.10) $   (0.26) $   (0.06) $    1.23  $   (0.32)
                                               =========  =========  =========  =========  =========
Net income (loss) per share - diluted........ $   (0.10) $   (0.26) $   (0.06) $    1.13  $   (0.32)
                                               =========  =========  =========  =========  =========

Consolidated Balance Sheet Data:
Total assets................................. $  82,539  $  56,138  $  88,806  $ 512,590  $ 446,760
                                               =========  =========  =========  =========  =========
Long-term obligations........................ $      66  $     663  $     446  $     279  $   1,793
                                               =========  =========  =========  =========  =========
Shareholders' equity......................... $  55,889  $  38,030  $  41,015  $ 416,635  $ 391,411
                                               =========  =========  =========  =========  =========

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998, and more recently in late 2000 and 2001. These downturns have been characterized by weakening product demand, production over-capacity and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. During the first half of 2001, market conditions did not improve as our customers continued to cancel backlog and/or push out shipments. In the second half of 2001, we began to see a positive change in order activities for our products for DVD players, CD-RW drives, PDAs and video games, as well as the continued strong shipment from the second quarter in our products for PCs and graphics cards. Sales of our products for the networking and wireless communications market segments continued to be very weak. Our business could be harmed by industry-wide fluctuations in the future.

Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules are frequently revised to reflect changes in the customer's needs and in our supply of product. Accordingly, our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

We derived 80.8%, 77.6% and 80.7% of our product revenues during 1999, 2000 and 2001, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 28.4%, 19.3% and 31.5% of our net product revenues in 1999, 2000 and 2001, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 1999, 2000 and 2001.

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001, SPT serviced end customer sales accounting for 30.3% of our net product revenues recognized. We are in the process of working with SPT to expand their service coverage to include all of our end customers in China and Southeast Asia.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, domestic distributors, and our logistics center. Our stocking representatives, domestic distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. In 1999, Actron Technology Co., Ltd., or Actron, a stocking representative, represented 12.4% of our net product revenues. No stocking representative or domestic distributor serviced more than 10.0% of our end customer sales in 2000 or 2001.

As of December 31, 2000, no end customer, domestic distributor, logistics center or stocking representative exceeded 10.0% of our accounts receivable. As of December 31, 2001, SPT, our logistics center, represented 48.8% of our accounts receivable and Actron, a stocking representative, represented 21.9% of our accounts receivable.

Results of Operations: Years Ended December 31, 2001, 2000, and 1999

Net Revenues

Net revenues were $294.0 million in 2001 compared to $490.3 million in 2000 and $124.8 million in 1999. Net revenues decreased from 2000 to 2001 due to decreased shipment volume of our products and due to decreased average selling prices. The increase from 1999 to 2000 was due to increased shipment volume of new and existing products and due to our ability to raise prices slightly in the second half of 2000. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and changes in general economic conditions. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Despite continued difficult market conditions, in the second half of 2001 we began to see a positive change in order activities in our products for DVD players, CD-RW drives, PDAs and video games, as well as the continued strong shipment in our products for desktop PCs and graphics cards. Sales of our products for the networking and wireless communications market segments continued to be very weak.

Product Revenues. Product revenues were $258.6 million in 2001, $475.3 million in 2000 and $118.2 million in 1999. The decrease from 2000 to 2001 was primarily due to decreased shipment volume of our products by approximately 15.8% and due to decreased average selling prices for our products of approximately 29.1%. The increase from 1999 to 2000 was primarily due to shipments of new products introduced in 2000. Shipping volumes fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $35.4 million in 2001, $14.9 million in 2000 and $6.6 million in 1999. The increase from both 2000 to 2001 and from 1999 to 2000 was primarily due to license fees received as part of a legal settlement from Winbond totaling $20.0 million in 2001 and $10.4 million in 2000. No further payments are required to be paid under this legal settlement. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $45.9 million, or gross margin of 15.6% of net revenues, in 2001, $226.1 million, or 46.1% of net revenues, in 2000, and $30.1 million, or 24.2% of net revenues, in 1999. Gross profit decreased from 2000 to 2001 primarily due to inventory valuation adjustments, decreases in unit shipments by approximately 15.8% and decreases in average selling prices by approximately 29.1% and increases in anticipated warranty costs. For the year ended December 31, 2001, inventory valuation adjustments to cost of sales amounted to $72.2 million. Due to the industry-wide excess inventory built up in late 2000 and competition our average selling prices declined throughout 2001; this was more pronounced in the second half of 2001. Accordingly, during the fourth quarter of 2001, we wrote down our inventory primarily to reflect the lower average selling prices at which we expect to sell our inventory. This resulted in a fourth quarter net increase in our allowances for excess and obsolete inventory and lower of cost or market of approximately $10.8 million. Gross profit increased from 1999 to 2000 due to increased shipments by approximately 167.7% of existing cost-reduced products, increased shipments of new, higher margin products, and increased average selling prices by approximately 57.2% on both older and newer products. We also wrote down $4.3 million and $3.3 million of inventory related to lower of cost or market and products that we determined to be excess or obsolete during 2000 and 1999, respectively.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $99.6 million, or 33.9% of net revenues, in 2001, as compared to $88.4 million or 18.0% of net revenues, in 2000, and $34.6 million, or 27.7% of net revenues, in 1999. The increase in dollars from 2000 to 2001 was due to hiring additional personnel, development of new products, improvements in our infrastructure, an increase in our allowance for doubtful accounts, and an increase in our legal accruals in connection with the Atmel litigation, offset by the lack of profit sharing expenses. The increase in dollars from 1999 to 2000 was primarily due to increased profit sharing with employees, increased commissions, and increased salaries and benefits due to hiring additional personnel. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative activities, and that these expenses will continue to increase in dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits, and the cost of materials such as wafers and masks. Research and development expenses were $50.4 million, or 17.1% of net revenues, in 2001, as compared to $41.5 million, or 8.5% of net revenues, in 2000, and $18.2 million, or 14.6% of net revenues in 1999. The increase in research and development expenses in dollars from 2000 to 2001 was primarily due to increases in headcount and related costs of approximately $11.0 million, non-production engineering material expenses of approximately $2.6 million, depreciation related to purchases of new engineering equipment of $2.6 million, design costs of approximately $1.4 million and increased expenses related to engineering and mask costs of approximately $500,000, offset by a decrease in profit sharing expenses of approximately $8.9 million. Research and development expenses increased in dollars from 1999 to 2000 primarily due to increases in profit sharing expenses of approximately $8.5 million, headcount and related costs of approximately $8.9 million and material costs of approximately $3.7 million. We expect research and development expenses to continue to increase in dollars.

Sales and marketing. Sales and marketing expenses consist primarily of commissions, headcount and related costs, as well as travel and entertainment and promotional expenses. Sales and marketing expenses were $26.8 million, or 9.1% of net revenues, in 2001 as compared to $28.0 million, or 5.7% of net revenues, in 2000, and $10.6 million, or 8.5% of net revenues, in 1999. The decrease in sales and marketing expenses in dollars from 2000 to 2001 was primarily due to decreases in commissions of approximately $2.3 million and profit sharing expenses of approximately $2.8 million, offset by increases in headcount related costs of approximately $3.3 million and patent costs of approximately $756,000. Sales and marketing expenses in 2000 increased in dollars from 1999 primarily due to increases in commissions of approximately $8.7 million owed on higher product revenues, headcount and related costs of $2.9 million due to increased headcount and the lease of additional space and profit sharing expenses of approximately $2.7 million. We expect sales and marketing expenses to increase in dollars as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commissions expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $17.9 million, or 6.1% of net revenues, in 2001 as compared to $15.0 million, or 3.1% of net revenues, in 2000, and $3.8 million, or 3.0% of net revenues, in 1999. General and administrative expenses increased in dollars from 2000 to 2001 primarily due to increases in expenses related to our allowance for doubtful accounts of approximately $1.8 million, headcount and related costs of approximately $2.0 million, and depreciation and amortization of approximately $838,000, offset by a decrease in profit sharing expenses of approximately $2.1 million. Expenses increased in dollars from 1999 to 2000 primarily due to increases in expenses related to our legal matters of approximately $4.2 million, profit sharing expenses of approximately $2.1 million, headcount and related costs of approximately $356,000 and depreciation expenses of approximately $881,000 associated with our new Oracle ERP system, which we implemented in January 2000. We anticipate that general and administrative expenses will continue to increase in dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses. In 2001, other operating expenses of $4.6 million, or 1.6% of net revenues, was comprised of $3.9 million related to one-time charges for asset impairment and a $756,000 period charge related to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost.

During 2001, KYE, a company in which we have an equity investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there has been a significant decline in the per share price of KYE's common stock. We have concluded that the decline in value is "other-than-temporary" and accordingly reduced the value of our equity investment from $4.6 million to $1.3 million, based on the quoted market price as of December 31, 2001 for a $3.3 million charge.

A charge of $3.9 million, or 0.8% of net revenues, in 2000, relates to the expense for in-process research and development incurred during the acquisition of Agate Semiconductor Inc. Refer also to Note 8 of the Notes to the Consolidated Financial Statements. The fair value of Agate's patents, workforce, and the technology currently under development was determined by an independent appraiser using the income approach for the patents and technology and the cost approach for the workforce. The income approach discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 20% to reflect additional risks inherent in the development life cycle. We believe that the pricing model related to this acquisition is consistent within the high-technology industry. We do not expect to achieve a material amount of the expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings. In-process research and development valued at $3.9 million consisted of a single project to develop a high-density multiple-bit-per-cell flash memory device targeted for high-density, mass data storage applications such as digital cameras, MP3 players, cellular telephones and pagers. At the time of the acquisition the estimated cost to complete the project was $2.0 to $3.0 million and the design of this device was approximately 50% complete. The risk adjusted discount rate relating to in-process technology determined by the independent appraiser to be 40.5%. As of December 31, 2001, the design of this device was approximately 70% complete, and the estimated cost to complete the project was approximately $1.0 million.

We expected the multiple-bit-per-cell device to be completed and to begin to generate cash flows within 12 to 18 months from the date of the acquisition. However, development of the multiple-bit-per-cell and its viability remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. The nature of the efforts to develop the multiple-bit-per-cell device into a commercially viable product consists principally of planning, designing and testing activities necessary to determine that the multiple-bit-per-cell device can meet market expectations, including functionality and technical requirements. Failure to bring the multiple-bit-per-cell device to market in a timely manner could result in a lost opportunity to capitalize on emerging markets. Failure to achieve the expected levels of revenues and net income from the multiple-bit- per-cell device will negatively impact the return on the investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

During the quarter ended December 31, 2001, due to the delays in completing the first multiple-bit-per-cell device, we recorded an expense for impairment of intangible assets of $590,000. The assets relate to patents acquired as part of the acquisition of Agate Semiconductor Inc. in December 2000. We reviewed the recoverability of the recorded amounts based on expected future cash flows (undiscounted and before interest) from use of these assets and then determined the impairment loss of $590,000 based on the difference between the net book value of the assets and the estimated fair value of the assets.

A charge of $2.0 million, or 2% of net revenues, in 1999, relates to the expense for in-process research and development incurred during the acquisition of Linvex Technology Corporation. Refer also to Note 8 of the Notes to the Consolidated Financial Statements. The fair value of Linvex' core technology, existing products, as well as the technology currently under development was determined by an independent appraiser using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 5% to reflect additional risks inherent in the development life cycle. We expect that the pricing model related to this acquisition will be considered standard within the high-technology industry. We do not expect to achieve material expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings. In-process research and development valued at $2.0 million consisted of a single project to combine flash and SRAM memory on a single device (the ComboMemory device). At the time of the acquisition the estimated cost to complete the ComboMemory device was $1.1 million and the device was approximately 42% complete. The risk adjusted discount rate relating to in-process technology was 40%. During early 2001, the ComboMemory device was completed and began to generate cash flows.

Interest and other income. Interest and other income was approximately $7.4 million, or 2.5% of net revenues, during 2001, as compared to $10.5 million, or 2.1% of net revenues, during 2000, and $730,000, or 0.6% of net revenues, during 1999. Interest income decreased in dollars from 2000 to 2001 due to a decrease in cash, cash equivalents and available-for-sale investments and due to declined interest rates. Interest income increased from 1999 to 2000 due to the receipt of cash proceeds from a follow-on public offering and private placement, which closed on March 27, 2000, and the underwriters' exercise of an over-allotment option, which closed on April 13, 2000.

Interest expense. Interest expense was approximately $338,000 during 2001 as compared to $691,000 during 2000 and $214,000 during 1999. Interest expense in 2001 relates to interest and fees under our line of credit, and in 1999 and 2000 relates to borrowing prior to the completion of a follow-on public offering and to fee activity under our line of credit. Interest expense charges are expected to continue and will fluctuate depending on our use of the line of credit facility.

Provision for (Benefit from) Income Taxes

Our income tax benefit of $17.8 million in 2001 consists of a 38.0% tax rate on loss before income taxes. This compares with provision for income taxes of approximately $41.8 million, or 28.3%, in 2000 and $88,000, or 2.2%, in 1999. The 2000 effective tax rate was lower than 2001 due to the reversal of the valuation allowance that was recorded in 1998 and 1999. We expect our effective tax rate to decrease to approximately 32.0% for 2002. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies. See Note 10 of the Notes to the Consolidated Financial Statements.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG. Refer to Note 11 of the Notes to the Consolidated Financial Statements for revenue and gross profit information by reportable segment. Note that during 1999 and 2000 we had different reportable segments, and therefore the prior period information has been restated to conform to the new presentation. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family and certain custom products based on these standard flash memory families. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. SMPG revenues decreased from $401.2 million in 2000 to $152.2 million in 2001 due primarily to decreased unit shipments and lower average selling prices. Gross margin decreased from 42.5% in 2000 to negative 21.7% in 2001 for this segment primarily due to the inventory valuation adjustments to cost of sales during 2001, decreased unit shipments and decreased average selling prices. SMPG revenues increased from $111.7 million in 1999 to $401.2 million in 2000 due primarily to increased unit shipments and higher average selling prices. Gross margin increased from 19.1% in 1999 to 42.5% in 2000 due to changes in unit shipment mix of existing cost-reduced products, increased shipments of new, higher margin products, and increased average selling prices on both older and newer products.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. ASPG also includes flash embedded controllers and our mass data storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications. ASPG revenues increased from $56.4 million in 2000 to $98.1 million in 2001 due primarily to increased unit shipments of our FWH products, which were introduced in early 2000. Gross margin decreased from 58.6% in 2000, to 44.6% in 2001 due to decreased average selling prices and inventory valuation adjustments to cost of sales in 2001. ASPG revenues increased from $3.3 million in 1999 to $56.4 million in 2000 due primarily to increased unit shipments of our FWH products. Gross margin increased from 42.7% in 1999 to 58.6% in 2000 primarily due to strong shipments of our FWH products, which were introduced in the second half of 2000.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products. SPG revenues decreased from $17.8 million in 2000 to $8.2 million in 2001 due primarily to decreased unit shipments and lower average selling prices. Gross margin decreased from 42.8% in 2000 to negative 4.8% in 2001 for this segment due to changes in the mix of the types of products sold between the reporting periods and inventory valuation adjustments to cost of sales in 2001. SPG revenues increased from $3.3 million in 1999 to $17.8 million in 2000 due primarily to increased unit shipments of our ComboMemory products. Gross margin increased from 26.9% in 1999 to 42.8% in 2000 due to changes in unit shipment mix and average selling prices.

Revenue and gross profit related to Technology Licensing was $35.4 million for 2001, $14.9 million for 2000 and $6.6 million for 1999. The increase from both 2000 to 2001 and from 1999 to 2000 was primarily due to license fee received as part of a legal settlement from Winbond totaling $20.0 million in 2001 and $10.4 million in 2000. No further payments are required to be paid under this legal settlement. We anticipate that license revenues will fluctuate significantly in the future.

The table below presents information about reported segments for the three years ended December 31:

                         Year Ended December 31, 2001
                        --------------------------
                                         Gross
                          Revenues    Profit (Loss)
                        ------------  ------------
SMPG.................. $    152,246  $    (32,964)
ASPG..................       98,138        43,816
SPG...................        8,234          (395)
Technology Licensing..       35,412        35,412
                        ------------  ------------
                       $    294,030  $     45,869
                        ============  ============

                         Year Ended December 31, 2000
                        --------------------------
                                         Gross
                          Revenues       Profit
                        ------------  ------------
SMPG.................. $    401,162  $    170,522
ASPG..................       56,384        33,049
SPG...................       17,770         7,606
Technology Licensing..       14,945        14,945
                        ------------  ------------
                       $    490,261  $    226,122
                        ============  ============

                         Year Ended December 31, 1999
                        --------------------------
                                         Gross
                          Revenues       Profit
                        ------------  ------------
SMPG.................. $    111,675  $     21,306
ASPG..................        3,284         1,401
SPG...................        3,283           883
Technology Licensing..        6,552         6,552
                        ------------  ------------
                       $    124,794  $     30,142
                        ============  ============

Related Party Transactions

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for approximately $939,000 in cash. Bing Yeh our President, CEO and Board member also is a member of Silicon Technology's board. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products to smaller customers. At December 31, 2001, our investment, which is carried at cost, represented approximately 9% of the outstanding equity of Silicon Technology. In 1999, 2000 and 2001, Silicon Technology accounted for approximately $10.0 million, $12.2 million and $3.7 million, respectively, or 8%, 3% and 1%, respectively, of our net product revenues. At December 31, 2001, we had accounts receivable from Silicon Technology of approximately $192,000. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

In June 1997, Dr. Ronald Chwang joined our Board of Directors. Dr. Chwang is the Chairman and President of Acer Technology Ventures, America. Related Acer entities, including Acer Corporation, Acer Peripherals, Acer Technologies, Apacer and Ambit Microsystems Corp., are our customers. In 2000, we acquired a 10% interest in Apacer, a privately held Taiwanese company, which is a memory module manufacturer, for approximately $9.9 million in cash. Bing Yeh our President, CEO and Board member also is a member of Apacer's board. In 2001, we invested an additional $2.1 million in Apacer. The investment is carried at cost. In 1999, 2000 and 2001 the combined Acer entities accounted for approximately $7.9 million, $22.5 million and $5.8 million, respectively, or 6%, 5% and 2%, respectively, of our net product revenues. At December 31, 2001, we had accounts receivable from the related Acer entities of approximately $765,000. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. In 2000 and 2001, we purchased approximately $7,500 and $626,000 of products from Apacer. At December 31, 2001, we had accounts payable to Apacer of approximately $27,000. Our purchases from Apacer are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in PCT, a privately held Taiwanese company, for approximately $1.5 million in cash. Bing Yeh our President, CEO and Board member also is a member of PCT's board. PCT is one of our manufacturers' representatives.

PCT earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other manufacturer's representatives in Asia. In 2000 and 2001, PCT accounted for 5% and 2%, or $24.4 million and $5.4 million of net product revenues, respectively.

In March 2001, PCT established a separate company and wholly-owned subsidiary, SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our customers based in Taiwan and selected customers throughout Asia. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when each product has been delivered and considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing space and insurance cost of our inventory, personnel costs required to maintain logistics and information technology functions and to perform billing and collection of accounts receivable. SPT receives extended payment terms and must pay us whether or not they have collected the accounts receivable. In 2001, approximately $78.2 million, or 30.3%, of our net product revenues were derived from end customer sales through SPT, our logistics center. At December 31, 2001, we had accounts receivable from SPT of approximately $19.8 million.

We do not have any long-term contracts with SPT or PCT, and SPT and PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions which would harm our business. We are not obligated to provide SPT or PCT with any additional financing.

In 2000, we acquired a 1% interest in KYE, a publicly held Taiwanese company, which is a production subcontractor, for approximately $4.6 million in cash. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2001. The investment was written down to $1.3 million during 2001, refer to Note 9 of the Notes to the Consolidated Financial Statements. In 2000 and 2001, we purchased approximately $16.7 million and $21.8 million, respectively, of services from KYE. At December 31, 2001, we had accounts payable to KYE of approximately $3.6 million. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

In 2000, we acquired a 3% interest in PTI, a privately held Taiwanese company, which is a production subcontractor, for approximately $2.5 million in cash. The investment is carried at cost. The investment was made in PTI in order to strengthen the relationship between us and PTI. In 2000 and 2001, we purchased approximately $9.5 million and $9.0 million, respectively, of services from PTI. At December 31, 2001, we had accounts payable to PTI of approximately $2.5 million. Our purchases from PTI are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us we believe that we would be able to procure the necessary services from other production subcontractors. PTI is also our customer and accounted for approximately $9.0 million, or 2% of our net product revenues in 2000 and none, or 0% of our net product revenues in 2001. We are not obligated to provide PTI with any additional financing.

In 2001, we acquired a 9% interest in GSMC, a privately held Cayman Islands company with operations in China, which is a wafer foundry under construction, for approximately $50.0 million in cash. Bing Yeh our President, CEO and Board member also is a member of GSMC's board. This investment is carried at cost. We anticipate that GSMC will begin to manufacture some of our products in early 2003. We do not have a long-term contract with GSMC to supply us with products. We are not obligated to provide GSMC with any additional financing.

Mr. Yasushi Chikagami, a member of our board of directors, is also a member of the board of directors of Ocean Automation Ltd. Ocean Automation Ltd. and certain of its affiliates are our customers. In 1999 and 2000 the related Ocean entities accounted for approximately $541,000 and $1.4 million, respectively, or 0.4% and 0.3%, respectively, of our net product revenues. No sales were made to the Ocean entities in 2001. Our sales to the Ocean entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers.

Critical Accounting Policies

Our critical accounting policies are as follows:

  Revenue recognition;

  Allowance for sales returns;

  Allowance for doubtful accounts;

  Allowance for excess and obsolete inventory and lower of cost or market;

  Warranty accrual;

  Litigation costs;

  Valuation of equity investments; and

  Accounting for income taxes.

Revenue recognition. Sales to direct customers and foreign stocking representatives are recognized upon shipment of product net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we also require evidence of the arrangement, the price is fixed or determinable and collection is reasonably assured. Our shipping terms are generally FOB shipping point and payment terms typically range from 30 to 75 days. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately one to two years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

If we make different judgments or utilize different estimates in relation to the estimated period of technology enhancement and development, the amount and timing of our license and royalty revenues could be materially different.

Allowance for sales returns. We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

Allowance for doubtful accounts. We maintain allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for excess and obsolete inventory and lower of cost or market. Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. If we determine that market conditions are less favorable than those projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required.

Warranty accrual. Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

Litigation costs. From time to time, we are also involved in other legal actions arising in the ordinary course of business. While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. As of December 31, 2001, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. If additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies then we would record the minimum estimated liability, which could materially impact our results of operations and financial position.

Valuation of equity investments. We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments at December 31, 2001 is $68.3 million.

Accounting for income taxes. If appropriate, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133." SFAS No. 138 amends certain terms and conditions of SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, in our quarter ending March 31, 2001. We do not hold and have not held any derivative instruments, and accordingly, the adoption of SFAS No. 133 did not have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 to date has not had a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adoption of SFAS No. 142 will not have a significant impact on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $22.5 million in 2001 primarily due to net loss of $29.0 million, increases in trade accounts receivable from related party of $4.0 million and inventory of $108.9 million, and decreases in trade accounts payable from related and unrelated parties of $15.2 million, accrued expenses of $17.2 million and deferred revenue of $9.8 million. Cash used in operating activities was reduced by decreases in trade accounts receivable from unrelated parties of $55.1 million, other current and non-current assets of $3.4 million, and non-cash adjustments of $103.0 million, primarily relating to our provision for sales returns of $32.2 million, inventory valuation adjustments of $73.9 million, depreciation and amortization of $9.8 million, our increased provision for doubtful accounts receivable of $2.3 million and other operating expenses of $4.6 million, and offset by $19.9 million from the change in deferred income taxes. The decrease in trade accounts receivable from unrelated parties relates to decreased shipment volume and decreased average selling prices. The increase in accounts receivable-related parties relates to SPT, our new logistics center in Taiwan. Cash provided by operations was $43.5 million in 2000 and relates primarily to net income of $105.7 million offset by accounts receivable increase of $81.6 million and an increase in accounts receivable from related parties of $14.4 million, all due to increased sales in 2000. Increases in trade accounts payable to unrelated parties of $20.0 million, trade accounts payable to related parties of $7.3 million, and accrued expenses of $28.5 million and deferred revenue of $11.1 million were offset by increases in inventory of $47.8 million and increases in other current and non-current assets of $11.6 million.

Investing activities. Our investing activities provided cash of approximately $2.1 million during 2001, primarily due to a total of $68.4 million cash from the excess sales and maturities of available-for-sale investments over the purchases of such investments, offset by $52.2 million used to acquire equity investments, of which $50.0 million was invested in GSMC. GSMC is a Cayman Islands company with wafer foundry operations under construction in China. Further, we invested approximately $13.6 million in capital expenditures and used approximately $498,000 of cash for the final payment of our Agate acquisition. Cash used in investing activities of $173.1 million during 2000 consisted primarily of investments of cash in available-for-sale marketable securities. We also made strategic equity investments in privately held companies which are either subcontractors to our production process or customers. Refer to Note 12 of the Notes to the Consolidated Financial Statements. In addition, we acquired equipment, invested in enterprise resource planning software, and made leasehold improvements. We plan to continue to invest in capital equipment to be used primarily for test equipment and design engineering tools for research and development, information systems infrastructure, and leasehold improvements.

Financing activities. Our financing activities provided cash of approximately $5.0 million in 2001 and $237.5 million during 2000. During 2001, cash provided was from $3.7 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options and $1.8 million related to a loan from a landlord, offset by $491,000 in loan repayments and other financing activities. In 2000, cash was primarily provided from the issuance of common stock for $257.5 million and primarily relates to net proceeds from a follow-on public offering in which we issued and sold 12,075,000 shares of common stock, a private placement in which we issued and sold 504,000 shares of common stock, and $3.8 million from common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by the repayment of our entire line of credit at the end of March 2000.

Principal sources of liquidity at December 31, 2001 consisted of $166.6 million of cash, cash equivalents, and short-term and long-term available-for-sale investments and the line of credit. As of December 31, 2001 we had no borrowing on our line of credit of up to $35.0 million. Under the agreement, our borrowing is limited to 80.0% of eligible world-wide accounts receivable, and is also reduced by any letters of credit issued under our line of credit. As of December 31, 2001, there was approximately $3.6 million outstanding in letters of credit and $2.3 million available under this line. The line bears interest at a rate of the bank's reference rate plus 0.5% (6.0% at December 31, 2001), with a minimum interest rate of 6.0%. Under the agreement, we are required to comply with certain covenants including maintaining a specified level of tangible net worth and we are not permitted to pay a dividend. While we maintained the specified level of tangible net worth, we were in default of certain other covenants and reporting obligations. On February 28, 2002, the lender granted a waiver of these defaults and has also waived future compliance with certain covenants and reporting obligations, subject to certain conditions, through the maturity of the line of credit in September 2002. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion.

Purchase Commitments. In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to defer the payment to 2002. As of December 31, 2001, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. In addition, we had outstanding purchase commitments with our foundry vendors of approximately $10.3 million for delivery in 2002.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of December 31, 2001 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease and purchase commitments as of December 31 (in thousands):

                                                   Building    Purchase
                                                     Lease    Commitments    Total
                                                   ---------  -----------  ---------
2002............................................. $   4,869  $    55,334  $  60,203
2003.............................................     4,980           --      4,980
2004.............................................     5,131           --      5,131
2005.............................................     3,563           --      3,563
2006.............................................     2,434           --      2,434
Thereafter.......................................     8,471           --      8,471
                                                   ---------  -----------  ---------
                                                  $  29,448  $    55,334  $  84,782
                                                   =========  ===========  =========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until September 30, 2002 unless earlier revoked by our board of directors. As of December 31, 2001, no shares had been purchased under this program.

We believe that our cash balances, together with funds expected to be generated from operations and the line of credit availability, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

  the average selling prices of our products;

  customer demand for our products;

  the need to secure future wafer production capacity from our suppliers;

  the timing of significant orders and of license and royalty revenue; and

  unanticipated research and development expenses associated with new product introductions.

Please also see "Business Risks - Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price."

Business Risks

Risks Related to Our Business

Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable in 2000, we incurred net losses for 2001, and in fiscal 1997, 1998 and 1999. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

  the availability, timely delivery and cost of wafers or other manufacturing and assembly services from our suppliers;

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

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following reasons:

  sudden drops in consumer demand which may cause customers to cancel backlog, push out shipment schedules, or reduce new orders, possibly due to a slowing economy or inventory corrections among our customers;

  significant declines in selling prices that occur because of competitive price pressure during an over-supply market environment;

  sudden shortages of raw materials for fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and

  the reduction, rescheduling or cancellation of customer orders.

During 2001 we incurred inventory valuation adjustments of $72.2 million and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2001, we had $108.2 million of inventory on hand, an increase of $34.9 million, or 47.7%, from 2000. Total valuation adjustments to inventory were $3.3 million in 1999, $4.3 million in 2000 and $72.2 million in 2001. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped in the third and fourth quarter of 2001, revenues declined in 2001 due to declines in total shipment volume for 2001 and decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 1999, 2000 and 2001, our export product and licensing revenues accounted for approximately 89.1%, 84.3% and 90.3% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

  difficulties in complying with regulatory requirements and standards;
  tariffs and other trade barriers;
  costs and risks of localizing products for foreign countries;
  reliance on third parties to distribute our products;
  extended accounts receivable payment cycles;
  potentially adverse tax consequences;
  limits on repatriation of earnings; and
  burdens of complying with a wide variety of foreign laws.

In addition, we have made equity investments in companies with operations in China, Japan and Taiwan. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value.

We derived 80.8%, 77.6% and 80.7% of our net product revenues from Asia during 1999, 2000 and 2001, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Additionally, we believe the economic uncertainty fueled by the September 11, 2001 terrorist attacks in the United States has caused our customer base to become more cautious. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results, and stock price.

We do not typically enter into long-term contracts with our customers, and the loss of a major customer could harm our business.

We do not typically enter into long-term contracts with our customers. In addition, we cannot be certain as to future order levels from our customers. In the past, when we have entered into a long-term contract, the contract has generally been terminable at the convenience of the customer.

We depend on stocking representatives, distributors and our logistics center to generate a majority of our revenues.

We rely on stocking representatives and distributors to establish and maintain customer relationships and to sell our products. These stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The majority of our stocking representatives and distributors are located in Asia.

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001, SPT serviced end customer sales accounting for 30.3% of our net product revenues recognized.

Product shipments to Asia accounted for 80.8%, 77.6% and 80.7% of net product revenues for 1999, 2000 and 2001, respectively. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions."

We ship to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, domestic distributors, and our logistics center. Our logistics center, stocking representatives and domestic distributors reship our products to our end customers, including OEMs, ODMs, CEMs and end users. In 1999, Actron, a stocking representative, represented 12.4% of our net product revenues. No stocking representative or domestic distributor serviced more than 10.0% of our customer sales in 2000 or 2001.

No single customer, which we define as an OEM, ODM, CEM, or end user that purchases product directly from us or through our logistics center, represented 10.0% or more of our net product revenues during 1999, 2000 and 2001.

We do not have any long-term contracts with SPT or PCT, and SPT or PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which would harm our business.

The loss of our relationship with any of these stocking representatives, logistics center or distributors, or any other significant stocking representative or distributor could harm our operating results by impairing our ability to sell our products to our end customers.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, TSMC in Taiwan, Sanyo and Seiko-Epson in Japan, and Samsung in Korea. We anticipate that these foundries, together with National Semiconductor in the United States, Nanya and Vanguard in Taiwan and Oki in Japan, will manufacture the majority of our products in 2002. On March 6, 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. We anticipate that GSMC will begin to manufacture some of our products in early 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping-up new product production and we could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our foundries. Such disruptions, shortages and price increases could harm our operating results.

If we are unable to increase our manufacturing capacity, our revenues may decline.

In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. We have a remaining commitment to prepay a total of $45.0 million in 2002, subject to certain economic and business conditions, to secure increased wafer capacity in 2002 and 2003. We are continually engaged in attempting to secure additional manufacturing capacity to support our long-term growth. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost.

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants for this space due to the recent decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of December 31, 2001 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the balance of the future lease cost, and this will harm our operating results.

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

The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor companies that supply our wafers from time to time have experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the wafers are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore we rely on independent foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which could harm our operating results.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our memory products, which presently account for substantially all of our revenues, compete principally against products offered by AMD, Atmel, Intel, Macronix, Sanyo, STMicroelectronics and Winbond. If we are successful in developing our high-density products, these products will compete principally with products offered by AMD, Atmel, Fujitsu, Hitachi, Intel, Mitsubishi, Samsung, SanDisk, Sharp Electronics, STMicroelectronics and Toshiba, as well as any new entrants to the market.

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

Our ability to compete successfully depends, in part, on our ability to protect our intellectual property rights.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 43 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Over the past four years we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and sued Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending these lawsuits. We settled with Intel in May 1999, with Winbond in October 2000, and the Atmel litigation is ongoing.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. While we have accrued certain amounts for the estimated legal costs associated with defending this matter, at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

If an earthquake or other natural disaster strikes our manufacturing facility or those of our suppliers, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenues.

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster such as typhoon near one or more of our major suppliers, like the earthquake in September 1999 or the typhoon in September 2001 that occurred in Taiwan could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

Prolonged electrical power outages, energy shortages, or increased costs of energy could harm our business.

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

Our growth continues to place a significant strain on our management systems and resources and if we fail to manage our growth, our ability to market, sell our products or develop new products may he harmed.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998, and more recently in late 2000 and 2001. These downturns are characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through 2001 have resulted in the decline of our selling prices and harmed our operating results.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. In 1999 and the first half of 2000, this seasonality was partially offset by the introduction of new products as we continued to diversify our product offerings. In 2001, this seasonality again became pronounced as it was combined with deteriorating market conditions, which together resulted in sequential quarter to quarter declines in product revenues from the fourth quarter of 2000 through the second quarter of 2001, and lower sales in the second half of 2001. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. In addition, we have equity investments in companies with operations in China, Japan and Taiwan with recorded values at December 31, 2001 of approximately $50.0 million, $0.9 million and $16.1 million, respectively.

At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and short-term investments, any interest expense owed on the line of credit facility, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of December 31, 2001, the carrying value of our marketable securities approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of December 31, 2001 all of which mature in 2002 (in thousands).

                                                   Carrying    Interest
                                                     Value       Rate
                                                   ---------  -----------
Short-term investments - fixed rate.............. $  71,666          3.7%
Cash and cash equivalents - variable rate........    93,598          1.5%
                                                   ---------
                                                  $ 165,264          2.4%
                                                   =========

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated January 20, 2002, except for Note 4, which is as of February 28, 2002, are included in a separate section of this Report.

Supplementary Data: Selected Consolidated Quarterly Data

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2001. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks".

                                                                            Quarter Ended
                                        --------------------------------------------------------------------------------------
                                        Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                          2000       2000       2000       2000       2001       2001       2001       2001
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                (in thousands, except per share data)
Net revenues:
    Product revenues.................. $  61,813  $ 102,076  $ 162,365  $ 149,062  $  79,929  $  52,897  $  65,163  $  60,629
    License revenues..................       501      1,110      1,356     11,978      6,369      9,818      9,034     10,191
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
      Total net revenues.............. $  62,314  $ 103,186  $ 163,721  $ 161,040  $  86,298  $  62,715  $  74,197  $  70,820
Gross profit (loss)................... $  25,839  $  46,102  $  73,635  $  80,546  $  28,940  $  24,678  $ (18,042) $  10,293
Income (loss) from operations......... $  10,497  $  27,365  $  49,222  $  50,658  $   5,502  $     437  $ (44,032) $ (15,687)
Net income (loss)..................... $   9,644  $  22,536  $  36,266  $  37,302  $   5,444  $   1,127  $ (26,482) $  (9,085)
Net income (loss) per share-basic..... $    0.13  $    0.25  $    0.41  $    0.41  $    0.06  $    0.01  $   (0.29) $   (0.10)
Net income (loss) per share-diluted... $    0.11  $    0.24  $    0.37  $    0.39  $    0.06  $    0.01  $   (0.29) $   (0.10)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the captions "Election of Directors - Nominees," and "Security Ownership of Certain Beneficial Owners and Management - Compliance with the Reporting Requirement of Section 16(a)," and is incorporated by reference into this report. The information relating to our executive officers and directors is contained in Part I, Item 1 of this report.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference into this report.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated by reference into this report. Please also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1) Consolidated Financial Statements. The index to the consolidated financial statements is found on page 44 of this Report.

     (2) Financial Statement Schedule. Financial statement schedule Number II is included.

     (3) Exhibits. See Exhibit Index in part (c), below.

(b) Reports on Form 8-K. None.

(c) Index to Exhibits.

Exhibit Number	Description of Document
3.1 (1)	Bylaws of SST.
3.2 (2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3 (3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4 (4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2 (5)	Specimen Stock Certificate of SST.
4.3 (6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4 (7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1 (8)	Equity Incentive Plan and related agreements.
10.2 (9)	Employee Stock Purchase Plan.
10.3 (10)	1995 Non-Employee Director's Stock Option Plan.
10.4 (11)	Profit Sharing Plan.
10.5 (12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6 (13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.7 (14)	License Agreement between SST and Taiwan Semiconductor Manufacturing Co., Ltd., dated February 26, 1997.
10.8 (15)	Lease amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9 (16)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.10 (17)	Loan and Security Agreement between SST and Foothill Capital Corporation, dated September 22, 1998.
10.11 (18)	0.25 Micron Agreement between SST and Motorola, Inc., dated May 5, 1999.
10.12 (19)	Loan and Security Agreement amendment between SST and Foothill Capital Corporation, dated September 30, 1999.
10.13 (20)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.14 (21)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.15 (22)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.16	Amendment Number Three to Loan and Security Agreement, dated January 20, 2000.
10.17 (23)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
10.18 (24)	Amendment Number Six to Loan and Security Agreement, dated February 8, 2001.
10.19 (25)	Amendment Number Seven to Loan and Security Agreement, dated August 6, 2001.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

________

  Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 7, 2000, and incorporated by reference herein.
  Filed as Exhibit 99.3 to our Current Report on Form 8-K filed on May 18, 1999, and incorporated by reference herein.
  Filed as Exhibit 4.2 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 99.2 to our Current Report on Form 8-K filed on May 18, 1999, and incorporated by reference herein.
  Filed as Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed on March 30, 2001, and incorporated by reference herein.
  Filed as the like-numbered Exhibit to our Registration Statement on Form S- 1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein. Filed as amended as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-70620, filed on October 1, 2001, and incorporated by reference herein.
  Filed as Exhibit 10.3 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 10.4 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.

  Filed as Exhibit 10.5 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 10.6 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 10.7 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.
  Filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed on May 15, 1997, and incorporated by reference herein.
  Filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998, and incorporated by reference herein.
  Filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998, and incorporated by reference herein.
  Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999, and incorporated by reference herein.
  Filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as amended, filed on August 16, 1999, and incorporated by reference herein.
  Filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999, and incorporated by reference herein.
  Filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.
  Filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.
  Filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.
  Filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 7, 2000, and incorporated by reference herein.
  Filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed on March 30, 2001, and incorporated by reference herein.
  Filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as amended, filed on November 13, 2001, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 29th day of March, 2002.

SILICON STORAGE TECHNOLOGY, INC. By: /s/ BING YEH Bing Yeh President and Chief Executive Officer (Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ JEFFREY L. GARON Jeffrey L. Garon	Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 29, 2002
/s/ YAW WEN HU Yaw Wen Hu	Senior Vice President, Operations and Process Development and Director	March 29, 2002
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	March 29, 2002
/s/ RONALD CHWANG Ronald Chwang	Director	March 29, 2002
/s/ YASUSHI CHIKAGAMI Yasushi Chikagami	Director	March 29, 2002

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Silicon Storage Technology, Inc.

In our opinion, the consolidated statements listed in the accompanying index present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
January 20, 2002, except for Note 4,
which is as of February 28, 2002.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          December 31,
                                                                      --------------------
                                                                        2000       2001
                                                                      ---------  ---------
                               ASSETS
Current assets:
    Cash and cash equivalents....................................... $ 109,086  $  93,598
    Short-term available-for-sale investments.......................   139,963     71,666
    Trade accounts receivable-unrelated parties, net of allowance
      for doubtful accounts of $783 in 2000 and $2,814 in 2001......   106,258     19,874
    Trade accounts receivable-related parties.......................    20,000     20,796
    Inventories.....................................................    73,290    108,224
    Deferred tax asset..............................................     9,491     24,115
    Other current assets............................................    14,835     11,839
                                                                      ---------  ---------
       Total current assets.........................................   472,923    350,112
Equipment, furniture and fixtures, net..............................    16,874     22,006
Equity investments..................................................    19,369     67,007
Long-term available-for-sale investments............................        --      1,299
Deferred tax asset..................................................        --      5,239
Other assets........................................................     3,424      1,097
                                                                      ---------  ---------
           Total assets............................................. $ 512,590  $ 446,760
                                                                      =========  =========

                            LIABILITIES
Current liabilities:
    Notes payable, current portion.................................. $      --  $     316
    Trade accounts payable-unrelated parties........................    39,184     24,098
    Trade accounts payable-related parties..........................     7,339      7,253
    Accrued expenses and other liabilities..........................    33,879     16,390
    Deferred revenue................................................    15,274      5,499
                                                                      ---------  ---------
       Total current liabilities....................................    95,676     53,556
Other liabilities...................................................       279      1,793
                                                                      ---------  ---------
       Total liabilities............................................    95,955     55,349
                                                                      ---------  ---------
Commitments (Note 5) and Contingencies (Note 6).

                        SHAREHOLDERS' EQUITY
Preferred Stock, no par value
    Authorized: 7,000 shares
    Series A Junior Participating Preferred Stock, no par value
    Designated: 450 shares
    Issued and outstanding: none....................................        --         --
Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 90,118 shares in 2000
    and 91,585 shares in 2001.......................................   330,310    333,989
Accumulated other comprehensive income..............................       132        225
Retained earnings...................................................    86,193     57,197
                                                                      ---------  ---------
       Total shareholders' equity...................................   416,635    391,411
                                                                      ---------  ---------
           Total liabilities and shareholders' equity............... $ 512,590  $ 446,760
                                                                      =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                   1999       2000       2001
                                                                 ---------  ---------  ---------
Net revenues:
    Product revenues - unrelated parties....................... $  99,769  $ 408,708  $ 168,593
    Product revenues - related parties.........................    18,473     66,608     90,025
    License revenues...........................................     6,552     14,945     35,412
                                                                 ---------  ---------  ---------
         Total net revenues....................................   124,794    490,261    294,030
Cost of revenues...............................................    94,652    264,139    248,161
                                                                 ---------  ---------  ---------
Gross profit...................................................    30,142    226,122     45,869
                                                                 ---------  ---------  ---------
Operating expenses:
    Research and development...................................    18,199     41,535     50,380
    Sales and marketing........................................    10,576     27,968     26,794
    General and administrative.................................     3,800     14,966     17,855
    Other......................................................     2,011      3,911      4,620
                                                                 ---------  ---------  ---------
         Total operating expenses..............................    34,586     88,380     99,649
                                                                 ---------  ---------  ---------
Income (loss) from operations..................................    (4,444)   137,742    (53,780)
Interest and other income......................................       730     10,510      7,350
Interest expense...............................................      (214)      (691)      (338)
                                                                 ---------  ---------  ---------
Income (loss) before provision for (benefit from) income taxes.    (3,928)   147,561    (46,768)
Provision for (benefit from) income taxes......................        88     41,813    (17,772)
                                                                 ---------  ---------  ---------
         Net income (loss)..................................... $  (4,016) $ 105,748  $ (28,996)
                                                                 =========  =========  =========

Net income (loss) per share - basic............................ $   (0.06) $    1.23  $   (0.32)
                                                                 =========  =========  =========

Net income (loss) per share - diluted.......................... $   (0.06) $    1.13  $   (0.32)
                                                                 =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                                        Retained     Accumulated
                                       Common Stock       Deferred      Earnings        Other
                                   --------------------     Stock     (Accumulated  Comprehensive
                                    Shares     Amount    Compensation   Deficit)        Income        Total
                                   ---------  ---------  -----------  ------------  --------------  ---------
Balances, December 31, 1998.......   69,258  $  53,601  $       (32) $    (15,539) $           --  $  38,030
    Issuance of shares for
       acquisition of Linvex
       Technology Corporation.....    2,685      5,146           --            --              --      5,146
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    2,895      1,823           --            --              --      1,823
    Amortization of deferred
       stock ompensation..........       --         --           32            --              --         32
    Net loss and comprehensive
       loss.......................       --         --           --        (4,016)             --     (4,016)
                                   ---------  ---------  -----------  ------------  --------------  ---------
Balances, December 31, 1999.......   74,838     60,570           --       (19,555)             --     41,015
    Issuance of shares of common
       stock upon secondary
       offering and private
       placement, net of offering
       costs of $1,099............   12,579    253,729           --            --              --    253,729
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    2,701      3,782           --            --              --      3,782
    Tax benefit from exercise
       of stock options...........       --     12,229           --            --              --     12,229
    Net income....................       --         --           --       105,748              --
    Unrealized gain on
       available for sale
       securities, net of tax.....       --         --           --            --             132
    Comprehensive income..........       --         --           --            --              --    105,880
                                   ---------  ---------  -----------  ------------  --------------  ---------
Balances, December 31, 2000.......   90,118    330,310           --        86,193             132    416,635
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    1,467      3,679           --            --              --      3,679
    Net loss......................       --         --           --       (28,996)             --
    Unrealized gain on
       available for sale
       securities, net of tax.....       --         --           --            --              93
    Comprehensive loss............       --         --           --            --              --    (28,903)
                                   ---------  ---------  -----------  ------------  --------------  ---------
Balances, December 31, 2001.......   91,585  $ 333,989  $        --  $     57,197  $          225  $ 391,411
                                   =========  =========  ===========  ============  ==============  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          Year Ended December 31,
                                                                    -------------------------------
                                                                      1999       2000       2001
                                                                    ---------  ---------  ---------
Cash flows from operating activities:
      Net income (loss)........................................... $  (4,016) $ 105,748  $ (28,996)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization...............................     4,613      6,218      9,799
      Provision for doubtful accounts receivable..................        32        477      2,251
      Provision for sales returns.................................       144      8,166     32,227
      Provision for excess and obsolete inventories
         and write down of inventory to market....................     3,293      4,261     73,932
      Amortization of deferred stock compensation.................        32         --         --
      (Gain) loss on sale of equipment............................         3        (62)        72
      Deferred income taxes.......................................        --     (8,994)   (19,863)
      Purchased in-process research and development...............     2,011      3,911         --
      Other operating expenses....................................        --         --      4,620
      Tax benefit from employee stock plans.......................        --     12,229         --
      Changes in operating assets and liabilities:
           (in 1999 and 2000, net of effects of acquisitions)
           Accounts receivable from unrelated parties.............   (23,889)   (81,616)    55,109
           Accounts receivable from related parties...............    (2,735)   (14,427)    (3,999)
           Inventories............................................   (24,662)   (47,785)  (108,866)
           Other current and noncurrent assets....................      (321)   (11,646)     3,355
           Trade accounts payable to unrelated parties............     8,385     19,977    (15,086)
           Trade accounts payable to related parties..............        --      7,339        (86)
           Accrued expenses and other liabilities.................      (881)    28,538    (17,226)
           Deferred revenue.......................................     2,205     11,130     (9,775)
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) operating activities...   (35,786)    43,464    (22,532)
                                                                    ---------  ---------  ---------
Cash flows from investing activities:
      Restricted cash.............................................        --         --     12,490
      Repayment of restricted cash................................        --         --    (12,490)
      Acquisition of equipment, furniture and fixtures............    (7,928)   (10,745)   (13,625)
      Proceeds from sale of equipment.............................        --         62         --
      Purchases of available-for-sale investments.................        --   (147,550)  (166,538)
      Sales and maturities of available-for-sale investments......       851      7,719    234,928
      Investment in equity securities.............................        --    (18,429)   (52,211)
      Cash acquired (used in) in acquisition......................       110     (4,154)      (498)
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) investing activities...    (6,967)  (173,097)     2,056
                                                                    ---------  ---------  ---------
Cash flows from financing activities:
      Borrowings..................................................    42,150     39,750      1,800
      Repayments..................................................   (22,863)   (59,674)      (261)
      Issuance of shares of common stock..........................     1,823    257,511      3,679
      Other.......................................................      (141)       (91)      (230)
                                                                    ---------  ---------  ---------
            Net cash provided by financing activities.............    20,969    237,496      4,988
                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............   (21,784)   107,863    (15,488)
Cash and cash equivalents at beginning of year....................    23,007      1,223    109,086
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year.......................... $   1,223  $ 109,086  $  93,598
                                                                    =========  =========  =========
Supplemental disclosure of cash flow information:
Cash received for interest........................................ $      --  $   3,844  $   8,760
Cash paid for interest............................................ $     213  $     691  $     356
Net cash paid (received) for income taxes......................... $  (1,652) $  24,513  $  12,965
Common stock issued in relation to the acquisition of Linvex...... $   5,146  $      --  $      --
Write-off of fully depreciated equipment, furniture and fixtures.. $  11,847  $      --  $      --

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations:

Silicon Storage Technology, Inc. ("SST" or "us" or "we") supplies flash memory semiconductor devices for digital consumer, networking, wireless communications and Internet computing markets. Flash memory is nonvolatile memory that does not lose data when the power source is removed and is capable of electronically erasing selected blocks of data. We license our SuperFlash technology to other companies for non-competing applications. Our products are used in personal computers, personal computer peripheral devices, consumer electronics and communications devices. Our products are sold to manufacturers located primarily in Asia.

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

Risks, Uncertainties and Concentrations:

Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect our operating results adversely. We currently buy all wafers and die, an integral component of our products, from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis at competitive prices could cause us to suffer manufacturing delays, a possible loss of revenues, or higher than anticipated costs of revenues any of which could severely adversely affect operating results.

Since March 2001, we have been out-sourcing our end customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT, and provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our customers based in Taiwan and selected customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been sold to end customers by SPT. For the year ended December 31, 2001, SPT and PCT serviced customer sales that accounted for 30.3% and 2.1% of our net product revenues recognized. Further description of our relationships with PCT and SPT is in Note 12 of these Notes to the Consolidated Financial Statements.

We ship products to, and have accounts receivable from, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, stocking representatives, domestic distributors, and our logistics center. Our stocking representatives, domestic distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. In 1999, Actron Technology Co., Ltd., or Actron, a stocking representative, represented 12.4% of our net product revenues. No stocking representative or domestic distributor serviced more than 10.0% of our customer sales in 2000 or 2001. Our stocking representatives, distributors and logistics center could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives, distributors or our logistics center could harm our operating results by impairing our ability to sell our products to our end customers.

We derived 80.8%, 77.6% and 80.7% of our net product revenues from Asia during 1999, 2000 and 2001, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region.

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

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster, such as a typhoon, near one or more of our major suppliers, like the earthquake in September 1999 or the typhoon in September 2001 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

Basis of Consolidation:

The consolidated financial statements include the accounts of SST and our wholly-owned subsidiaries after elimination of inter-company balances and transactions. The functional currency of SST and its subsidiaries is the United States dollar.

Foreign Currency Transactions:

Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are measured and recorded at the rate reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 1999, 2000 or 2001.

Financial Instruments:

Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the dates of purchase. Highly liquid investments included in cash equivalents are classified as available for sale and are carried at cost, which approximates fair value. Cash equivalents present insignificant risk of changes in value because of interest rate changes. We maintain substantially all of our cash balances with three major financial and/or brokerage institutions domiciled in the United States and we have not experienced any material losses relating to these investment instruments.

Short-term investments, which are comprised of federal, state and municipal government obligations and foreign and public corporate debt securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and losses were not material in 1999, 2000, and 2001.

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

Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses which have historically not been material. As of December 31, 2000, no customer exceeded 10% of our accounts receivable. One account, SPT, a related party, refer to Note 12 of these Notes to the Consolidated Financial Statements, represented 48.8% and another customer, Actron, represented 21.9% of our accounts receivable as of December 31, 2001.

We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China (see Note 12 of these Notes to the Consolidated Financial Statements). As these companies are privately held, it was not practicable to estimate the fair value of the investments in the issued untraded common stock. Investments in privately held companies are included in "Equity investments" in the balance sheet and are carried at their original cost and when a decline in value is other than temporary the securities are reduced to their estimated fair value. An investment in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company that completed an initial public offering during 2001, has been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. If a loss is other than temporary, it is reported as an "Other operating expense." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimate could have a significant impact on our financial position and results of operations.

Inventory valuation adjustment to cost of sales amounted to $3.3 million in 1999, $4.3 million in 2000 and $72.2 million in 2001. In 2001, $24.5 million of the adjustment related to lower of cost or market with the balance due to excess or obsolete inventory.

Equipment, Furniture and Fixtures:

Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years (see Note 3 of these Notes to these Consolidated Financial Statements).

Intangible Assets:

Intangible assets include technology acquired in acquisitions and technology acquired under licensing arrangements. These amounts are included in other assets and amortized over estimated lives of three years to five years.

Long-Lived Assets:

Long-lived assets include equipment, furniture and fixtures, privately held equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less then the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Warranties:

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations.

Revenue Recognition:

Sales to direct customers and foreign stocking representatives are recognized upon shipment of product net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we also require evidence of the arrangement, the price is fixed or determinable and collection is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when the product has been sold by SPT.

For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately one to two years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

Stock Compensation:

We account for stock-based compensation using the intrinsic value method. We calculate the fair value of stock-based compensation and disclose the pro forma impact of the value on net income (loss) and net income (loss) per share in Note 7 of these Notes to the Consolidated Financial Statements.

Comprehensive Income (Loss):

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on marketable securities, net of tax. Other comprehensive gain (loss) is presented in the statement of shareholders' equity and comprehensive income (loss).

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." SFAS No. 138 amends certain terms and conditions of SFAS 133. SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We adopted SFAS No. 133, as amended, in our quarter ending March 31, 2001. We do not hold and have not held any derivative instruments, and accordingly, the adoption of SFAS No. 133 did not have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe the adoption of SFAS No. 141 to date has not had a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We believe the adoption of SFAS No. 142 will not have a significant impact on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

2. Marketable Securities:

The fair value of marketable securities as of December 31, 2001 were as follows (in thousands):

                                                   Amortized  Unrealized     Fair
                                                     Cost        Gain        Value
                                                   ---------  -----------  ---------
Corporate bonds and notes........................ $  56,988  $        59  $  57,047
Foreign bonds and notes..........................     5,418           49      5,467
Foreign listed equity securities.................     1,299           --      1,299
Government bonds and notes.......................    58,944          255     59,199
                                                   ---------  -----------  ---------
Total bonds and notes............................ $ 122,649  $       363    123,012
                                                   =========  ===========
Less amounts classified as cash equivalents..............................   (50,047)
                                                                           ---------
     Total short and long-term marketable securities..................... $  72,965
                                                                           =========

Contractual maturity dates for investments in bonds and notes:
     Less than 1 year.................................................... $  71,666
                                                                           =========

The unrealized gain as of December 31, 2001 is recorded in accumulated other comprehensive income, net of tax of $138,000.

The fair value of marketable securities as of December 31, 2000 were as follows (in thousands):

                                                              Unrealized
                                                   Amortized     Gain        Fair
                                                     Cost       (Loss)       Value
                                                   ---------  -----------  ---------
Corporate bonds and notes........................ $  69,155  $       (20) $  69,135
Government bonds and notes.......................   141,523          152    141,675
                                                   ---------  -----------  ---------
Total bonds and notes............................ $ 210,678  $       132    210,810
                                                   =========  ===========
Less amounts classified as cash equivalents..............................   (70,847)
                                                                           ---------
     Total short-term marketable securities.............................. $ 139,963
                                                                           =========

At December 31, 2000 the contractual maturity for all investments was less than one year. Available-for-sale securities are carried at fair value. Gross unrealized gains of approximately $152,000 were netted against gross unrealized losses of approximately $20,000.

3. Balance Sheet Detail (in thousands):

Inventories comprise:

                                                       December 31,
                                                   ----------------------
                                                     2000        2001
                                                   ---------  -----------
Raw materials.................................... $  29,025  $    65,518
Work in process..................................    17,631        4,971
Finished goods...................................    26,634       33,968
Consigned inventory..............................        --        3,767
                                                   ---------  -----------
                                                  $  73,290  $   108,224
                                                   =========  ===========

Equipment, furniture and fixtures comprise:

                                                       December 31,        Estimated
                                                   ----------------------   Useful
                                                     2000        2001        Lives
                                                   ---------  -----------  ---------
Equipment........................................ $  13,389  $    14,998   Four years
Design hardware..................................     4,234        6,939   Three years
Software.........................................     5,781        7,334   Three years
Furniture and fixtures...........................     2,269        9,951   Seven years
                                                   ---------  -----------
                                                     25,673       39,222
Less accumulated depreciation....................     9,906       17,790
                                                   ---------  -----------
                                                     15,767       21,432
Construction in progress.........................     1,107          574
                                                   ---------  -----------
                                                  $  16,874  $    22,006
                                                   =========  ===========

Depreciation expense was $3,676,000, $5,016,000 and $8,436,000 for 1999, 2000 and 2001, respectively. Construction in progress in 2000 relates primarily to software and consulting costs incurred to implement our data-warehouse and our supply chain management system and in 2001 relates primarily to our supply chain management system. These costs will be depreciated over three years beginning during the month that each system is fully functional. The data-warehouse was functional by the end of 2001, and we expect the supply chain management system to be functional by the end of 2002. The estimated useful life of software purchased after December 31, 1999 is three years (as compared to the four year life previously used) to more accurately reflect our actual replacement rate of software.

Accrued liabilities comprise:

                                                       December 31,
                                                   ----------------------
                                                     2000        2001
                                                   ---------  -----------
Accrued compensation and related................. $  14,509  $     4,372
Accrued income tax payable.......................    11,292          434
Accrued liabilities-related parties..............       356          764
Accrued warranty.................................       357        2,883
Other accrued liabilities........................     7,365        7,937
                                                   ---------  -----------
                                                  $  33,879  $    16,390
                                                   =========  ===========

4. Line of Credit:

As of December 31, 2001 we had no borrowing on our line of credit of up to $35.0 million. Under the agreement, our borrowing is limited to 80.0% of eligible world-wide accounts receivable, and is also reduced by any letters of credit issued under our line of credit. As of December 31, 2001, there was approximately $3.6 million outstanding in letters of credit and $2.3 million available under this line. The line bears interest at a rate of the bank's reference rate plus 0.5% (6.0% at December 31, 2001), with a minimum interest rate of 6.0%. Under the agreement, we are required to comply with certain covenants including maintaining a specified level of tangible net worth and we are not permitted to pay a dividend. While we maintained the specified level of tangible net worth, we were in default of certain other covenants and reporting obligations. On February 28, 2002 the lender granted a waiver of these defaults and has also waived future compliance with certain covenants and reporting obligations, subject to certain conditions, through the maturity of the line of credit in September 2002. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion.

5. Commitments:

We lease our corporate facilities under non-cancelable operating leases that expire in 2002, 2005 and 2010. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $1,107,000, $2,060,000 and $5,334,000 in 1999, 2000 and 2001, respectively.

Future minimum rental payments at December 31, 2001 are as follows (in thousands):

2002............................................. $   4,869
2003.............................................     4,980
2004.............................................     5,131
2005.............................................     3,563
2006.............................................     2,434
Thereafter.......................................     8,471
                                                   ---------
                                                  $  29,448
                                                   =========

Purchase Commitments:

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to defer the payment to 2002. As of December 31, 2001, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. In addition, we had outstanding purchase commitments with our foundry vendors of approximately $10.3 million for delivery in 2002.

6. Contingencies:

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. At this point, three patents remain at issue in Atmel's District Court case against us: the '811, the '829 and the '903.

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. On October 16, 2000, the ITC found U.S. Patent No. 4,451,903 ("the '903 patent") valid and infringed, and ruled that we could not import into the United States certain products that use the claimed circuit made by one of our suppliers. The ITC also ruled that we do not infringe the two other patents at issue ("the '811 and '829 patents"). We appealed from the Limited Exclusion Order, and in August, 2001 the Court of Appeals for the Federal Circuit issued an opinion giving its reasons for denying that appeal. The '903 patent and the ITC's Limited Exclusion Order expired on September 14, 2001.

In the District Court case, in April 2001, Atmel filed motions for summary judgment on the '811 and '829 patents as well as the '903 patent. On May 11, 2001 we filed our opposition papers with the court and filed motions for summary judgment that the '903 patent is invalid. The trial court denied Atmel's motion for summary judgment and our motion for summary judgment. After the decision of the Federal Circuit was rendered, we re-noticed our motion for summary judgment that the '903 patent was invalid. We also filed two motions for sanctions for alleged discovery abuse. The trial court granted one of our sanctions motions and denied the other. Our motion for summary judgment to invalidate the '903 patent has been submitted and no decision has been reached. Atmel has filed a counter motion for summary judgment that the '903 patent is valid. We anticipate that the court will issue a ruling on both motions before trial. On January 14, 2002 the court in Atmel Corp. v. Macronix America, Inc. (N.D. Cal. C97-02920 DLJ) denied Atmel's motion to correct another one of the patents Atmel has asserted against us ("the '747 patent"). We intervened as a party in the Macronix case for purposes of opposing that motion. As a result of that decision, Atmel has publicly stated that it will withdraw its claims against us based on the '747 patent. The trial court has scheduled a trial date on all issues to begin on April 8, 2002.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $20.0 million in license fees during 2000 and 2001, respectively, as part of this settlement.

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

7. Shareholders' Equity:

Stock Purchase Plan:

In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until September 30, 2002 unless earlier revoked by our board of directors. As of December 31, 2001, no shares had been purchased under this program.

Authorized Capital Shares:

Our authorized capital shares consist of 250,000,000 shares of common stock and 7,000,000 shares of preferred stock. Of the preferred stock, 450,000 shares has been designated as series A junior participating preferred stock. All of our capital shares have no par value.

Share Purchase Rights Plan:

We have a Share Purchase Rights Plan, adopted in May 1999 and subsequently amended, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. Preferred stock rights will also be issued with any new issuance of common shares. Each Right entitles the registered holder under certain circumstances to purchase from us one three- hundredth (one-third of one one-hundredth) of a share of series A junior participating preferred stock. Until the occurrence of certain events the preferred stock rights will be transferable with and only with the Common Shares. The effect will be to discourage acquisitions of more than 15 percent of our common stock without negotiations with the Board of Directors. The rights expire May 3, 2009.

Net Income (Loss) Per Share:

A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share are as follows:

                                                       Year Ended December 31,
                                                   ---------------------------------
                                                     1999        2000        2001
                                                   ---------  -----------  ---------
Numerator - Basic
  Net income (loss).............................. $  (4,016) $   105,748  $ (28,996)
                                                   =========  ===========  =========
Denominator - Basic
  Weighted average common stock outstanding......    72,177       86,123     91,084
                                                   =========  ===========  =========

Basic net income (loss) per share................ $   (0.06) $      1.23  $   (0.32)
                                                   =========  ===========  =========
Numerator - Diluted:
  Net income (loss).............................. $  (4,016) $   105,748  $ (28,996)
                                                   =========  ===========  =========
Denominator - Diluted:
  Weighted average common stock outstanding......    72,177       86,123     91,084
  Dilutive potential of common stock equivalents:
    Options......................................        --        7,701         --
                                                   ---------  -----------  ---------
                                                     72,177       93,824     91,084
                                                   =========  ===========  =========

Diluted net income (loss) per share.............. $   (0.06) $      1.13  $   (0.32)
                                                   =========  ===========  =========

Stock options to purchase 9,618,000 and 10,887,000 shares of common stock with weighted average price of $1.41 and $7.13 were outstanding at December 31, 1999 and 2001, respectively, but were not included in the computation of diluted loss per share because we had a net loss in 1999 and 2001. Anti-dilutive stock options to purchase approximately 358,000 shares of common stock with a weighted average price of $25.59 were excluded from the computation of diluted net income per share for 2000 because the exercise price of the options exceeded the average fair market value of the stock for 2000.

Equity Incentive Plan:

Our amended 1995 Equity Incentive Plan, or the Equity Incentive Plan, has 28,250,000 shares of common stock reserved for issuance upon the exercise of stock options to our employees, directors, consultants and affiliates.

Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally thereafter over periods ranging from four to five years from the date of grant. The term of any options issued may not exceed ten years from the date of grant.

Directors' Option Plan:

Our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended, provides for the automatic initial grant of options to purchase 45,000 shares of SST's common stock to our non-employee directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 18,000 shares annually thereafter. Options under the Directors' Plan become exercisable immediately upon date of grant, and the exercise price of options granted must equal or exceed the fair market value of SST's common stock on the date of grant. The options expire ten years after the date of grant. As of December 31, 2001, we have reserved 600,000 shares of common stock for issuance upon the exercise of stock options under the Directors' Plan.

Activity under the Equity Incentive Plan and Directors' Plan follows (in thousands, except per share data):

                                                                                 Weighted
                               Available            Options Outstanding           Average
                                  for    --------------------------------------  Exercise
                                 Grant    Shares    Price Per Share    Amount      Price
                               --------- --------- -----------------  ---------  ---------
Balances, December 31, 1998...    3,002     9,354 $  0.05 - $  5.50  $   7,316  $    0.78
     Granted..................   (3,057)    3,057    0.80 -    8.29      7,990       2.61
     Exercised................       --    (2,136)   0.05 -    2.00     (1,117)      0.52
     Terminated...............      657      (657)   0.11 -    4.42       (643)      0.79
     Authorized...............    3,150        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 1999...    3,752     9,618    0.05 -    8.29     13,546       1.41
     Granted..................   (3,921)    3,921    9.85 -   29.44     62,559      15.95
     Exercised................       --    (2,449)   0.05 -    5.56     (2,410)      0.98
     Terminated...............      487      (487)   0.68 -   29.44     (2,267)      4.66
     Authorized...............    3,000        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2000...    3,318    10,603    0.05 -   29.44     71,428       6.74
     Granted..................   (1,878)    1,878    4.46 -   18.56     11,639       6.20
     Exercised................       --    (1,220)   0.05 -   10.29     (1,294)      1.06
     Terminated...............      374      (374)   0.68 -   29.44     (4,128)     11.02
     Authorized...............    2,000        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2001...    3,814    10,887 $  0.05 - $ 29.44  $  77,645  $    7.13
                               ========= =========                    =========

At December 31, 1999, 2000 and 2001, 3,922,000, 3,643,000 and 5,398,000 options were exercisable at a weighted-average exercise price per share of $0.79, $1.63 and $5.06, respectively.

Employee Stock Purchase Plan:

Our amended 1995 Employee Stock Purchase Plan, or the Purchase Plan, has 3,600,000 shares reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the option grant, or, if lower, 85% of the fair market value of our common stock six months after the option grant, by withholding up to 10 percent of their annual base earnings. At December 31, 2001, 1,448,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan in 1999, 2000 and 2001 were 759,000, 252,000 and 247,000, respectively.

Stock Compensation:

No compensation cost has been recognized for the Equity Incentive Plan, the Directors' Plan or the Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for 1999, 2000 and 2001 would have been decreased (increased) to the pro forma amounts indicated below (in thousands):

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     1999       2000       2001
                                                   ---------  ---------  ---------
Pro forma net income (loss)...................... $  (6,479) $  89,700  $ (45,673)
Pro forma net income (loss) per share - basic.... $   (0.09) $    1.04  $   (0.50)
Pro forma net income (loss) per share - diluted.. $   (0.09) $    0.97  $   (0.50)

The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     1999       2000       2001
                                                   ---------  ---------  ---------
Risk-free interest rate..........................  4.6-5.9%   5.9-6.4%   3.9-5.0%
Expected term of option..........................  2 years    2 years    3 years
Expected volatility..............................  92%        100%       100%
Expected dividend yield..........................  0%         0%         0%

The weighted average fair value of options granted under the Equity Incentive Plan and the Directors' Plan during 1999, 2000 and 2001 was $2.60, $12.70 and $4.01, respectively, per share.

The fair value of each stock purchase right is estimated using the Black-Scholes model with the following weighted average assumptions by year:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     1999       2000       2001
                                                   ---------  ---------  ---------
Risk-free interest rate..........................  4.6-5.3%   6.0-6.1%   3.6-5.3%
Expected term of option..........................  1/2 year   1/2 year   1/2 year
Expected volatility..............................  92%        100%       100%
Expected dividend yield..........................  0%         0%         0%

Option grants and purchase plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

The weighted average valuation of right grants under the Purchase Plan during 1999, 2000 and 2001 was $0.45, $2.77 and $7.00, respectively, per share.

The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Plan at December 31, 2001 are as follows:

                              Options Outstanding         Options Exercisable
                    ---------------------------------- ----------------------
                                Weighted-
                                 Average    Weighted-              Weighted-
                                Remaining    Average                Average
    Range of          Number    Contractual  Exercise    Number     Exercise
 Exercise Prices    Outstanding    Life       Price    Outstanding   Price
------------------- ----------- ----------  ---------- ----------  ----------
$   0.05 - $  0.05     433,000       1.40  $     0.05    433,000  $     0.05
$   0.06 - $  1.02   1,652,000       6.39  $     0.83  1,277,000  $     0.83
$   1.04 - $  1.54   1,733,000       6.13  $     1.17  1,404,000  $     1.12
$   1.84 - $  3.00   1,144,000       7.13  $     2.31    441,000  $     2.24
$   3.56 - $  5.56   1,787,000       8.15  $     4.57    347,000  $     4.64
$   6.36 - $  9.85   1,112,000       8.83  $     8.88    416,000  $     9.44
$  10.29 - $ 11.85   1,077,000       8.45  $    11.25    570,000  $    11.05
$  17.79 - $ 20.08   1,104,000       8.54  $    18.63    131,000  $    18.67
$  21.04 - $ 26.02     771,000       8.45  $    24.32    318,000  $    24.21
$  28.35 - $ 29.44      74,000       8.47  $    28.64     61,000  $    28.47
                    -----------                        ----------
$   0.05 - $ 29.44  10,887,000       7.35  $     7.13  5,398,000  $     5.06
                    ===========                        ==========

8. Acquisitions:

Agate Semiconductor, Inc. On December 1, 2000, we increased our ownership of Agate Semiconductor, Inc., or Agate, a privately held, memory design company located in Santa Clara, California, from 39.45% to 100% in a series of related transactions, effectively purchasing all of the remaining capital stock of Agate. The purchase price of $4.7 million, which was paid in cash and includes acquisition costs of $40,000, was accounted for using the purchase method of accounting, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The purchase price comprises cash paid of $4.2 million and $498,000 paid in 2001. The results of operations of Agate have been included with our results of operations since December 1, 2000, the date that the acquisition was consummated.

The fair value of the assets of Agate, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price....................................... $   4,657
                                                             =========
Assets acquired:
   Tangible assets, primarily cash, deposits, and equipment $      33
   Deferred tax asset......................................       863
   Patents.................................................       762
   Workforce  .............................................       152
   Purchased in-process research and development...........     3,911
Deferred tax liability ....................................      (366)
Other liabilities assumed..................................      (698)
                                                             ---------
                                                            $   4,657
                                                             =========

The amount allocated to the patents and the workforce is amortized on a straight line basis over five and three years, respectively. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

As part of the acquisition, we have agreed to pay $659,000 to certain Agate employees if they remain in our employ until December 1, 2001. In December 2001, we paid the entire $659,000 to those employees and expensed it as compensation. In addition, after the purchase, loans assumed totaling $637,000 were repaid in cash. Summarized below are the unaudited pro forma results of SST as though Agate had been acquired at the beginning of each of the periods presented. Adjustments have been made for the estimated increases in amortization related to the purchased of patents, workforce, and other appropriate pro forma adjustments.

                                                      December 31,
                                                  --------------------
                                                    1999       2000
                                                  ---------  ---------
Revenue......................................... $ 124,794  $ 490,261
Net income (loss)............................... $  (5,009) $ 108,313
Net income (loss) per share - basic............. $   (0.07) $    1.26
Net income (loss) per share - diluted........... $   (0.07) $    1.15

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

The fair value of the assets of Linvex, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price....................................... $   4,794
                                                             =========
Assets acquired:
   Tangible assets, primarily cash, accounts receivable,
      and computer software................................ $     701
   Core technology  .......................................     2,827
   Completed products .....................................       163
   Workforce  .............................................       272
   Purchased in-process research and development...........     2,011
Liabilities assumed .......................................    (1,180)
                                                             ---------
                                                            $   4,794
                                                             =========

The amount allocated to the core technology, the completed products, for which technological feasibility had been established at the acquisition date, and the workforce is amortized on a straight line basis over three years. At December 31, 2000 and 2001, accumulated amortization related to these items was $1,722,000 and $2,809,000, respectively. The amount of the purchase price allocated to purchased in-process research and development, which had no alternative future use and relates to a product for which technological feasibility had not been established, was expensed at the acquisition date.

In addition, after the purchase, notes payable and deferred salary payable to shareholders and employees of $476,000 were converted into an additional 106,000 shares of SST's common stock.

Summarized below are the unaudited pro forma results of SST as though Linvex had been acquired at the beginning of January 1, 1998. Adjustments have been made for the estimated increases in amortization related to the purchased core technology, completed products and workforce, and other appropriate pro forma adjustments.

                                       December 31,
                                         1999
                                       ---------
Revenue.............................. $ 125,311
Net income (loss).................... $  (3,146)
Net income (loss) per share.......... $   (0.13)

The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1999 or of future results of operations of the combined companies. The charge for purchased in process research and development has not been included in the pro forma results above because it is nonrecurring and directly related to the acquisition.

The accumulated amortization of intangible assets at December 31, 2000 and 2001 was $2,147,000 and $4,434,000, respectively.

9. Other Operating Expenses:

Other operating expenses comprised (in thousands):

                                         Year ended December 31,
                                     -------------------------------
                                       1999       2000       2001
                                     ---------  ---------  ---------
In-process research and development $   2,011  $   3,911  $      --
Operating lease impairment.........        --         --        756
Patent impairment..................        --         --        590
Equity investment impairment.......        --         --      3,274
                                     ---------  ---------  ---------
                                    $   2,011  $   3,911  $   4,620
                                     =========  =========  =========

In-process research and development. In 1999 and 2002 we incurred charges for in-process research and development related to our acquisitions of Linvex and Agate, see Note 8 of these Notes to the Consolidated Financial Statements.

Operating lease impairment. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2001 payments made have reduced the recorded liability to $662,000.

Patent impairment. During the quarter ended December 31, 2001, due to the delays in completing the first multiple-bit-per- cell device, we recorded an expense for impairment of intangible assets of $590,000. The assets relate to patents acquired as part of the acquisition of Agate Semiconductor Inc. in December 2000. We reviewed the recoverability of the recorded amounts based on expected future cash flows (undiscounted and before interest) from use of these assets and then determined the impairment loss of $590,000 based on the difference between the net book value of the assets and the estimated fair value of the assets.

Equity investment impairment. During 2001, KYE, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there has been a significant decline in the market value of the investment. We have concluded that the decline in value is "other-than-temporary" and a write down of $3.3 million was necessary as of December 31, 2001. The investment was written down to $1.3 million based on the quoted market price as at December 31, 2001.

10. Income Taxes:

The provision for income taxes reflected in the statements for the years ended December 31, 1999, 2000 and 2001 were as follows (in thousands):

                                           Year Ended December 31,
                                       -------------------------------
                                         1999       2000       2001
                                       ---------  ---------  ---------
Current:
      Federal, net of benefit of net
        operating losses utilized of
        $4,992 in 2000................$    (489) $  47,187  $   2,078
      State..........................       248      3,606          1
      Foreign........................       329         14         12
                                       ---------  ---------  ---------
                                             88     50,807      2,091
                                       ---------  ---------  ---------
Deferred:
      Federal........................        --     (8,273)   (16,518)
      State..........................        --       (721)    (3,345)
                                       ---------  ---------  ---------
                                             --     (8,994)   (19,863)
                                       ---------  ---------  ---------
                                      $      88  $  41,813  $ (17,772)
                                       =========  =========  =========

Substantially all of our revenue is taxable in the United States of America. Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

                                           Year Ended December 31,
                                       -------------------------------
                                         1999       2000       2001
                                       ---------  ---------  ---------
United States statutory rate.........     (35.0)%     35.0%    (35.0)%
State taxes, net of federal benefit..       6.3        3.9       (3.0)
Foreign taxes, net...................       8.4         --        0.2
Research and development credit......        --       (2.9)      (3.0)
Net operating losses not utilized....      21.5         --         --
Change in valuation allowance........        --       (8.6)        --
Other................................       1.1        0.9        2.8
                                       ---------  ---------  ---------
                                            2.3%     28.3%    (38.0)%
                                       =========  =========  =========

In the year ended December 31, 2000, we determined that it is more likely than not that the deferred tax assets were realizable based on our operating results in 2000 and projected future earnings. We have research credit carry-forwards of approximately $1.9 million for California income tax purposes. The California research credit can be carried forward indefinitely.

We have foreign tax credit carry-forwards of approximately $3.5 million that, if not utilized, will expire in 2011.

At December 31, 2001, we had available approximately $1,500,000 in federal and state net operating losses related to the acquisition of Agate. These net operating losses, if not utilized, expire between 2004 and 2020. Under the Tax Reform Act of 1986, the annual utilization of these losses is limited because a change in stock ownership had occurred. Utilization of these losses is limited to approximately $600,000 annually against future taxable income.

As of December 31, 2000 and 2001 our deferred tax assets and liabilities consisted of (in thousands):

                                                      December 31,
                                                  --------------------
                                                    2000       2001
                                                  ---------  ---------
Allowance for excess and obsolete inventory..... $     814  $  16,482
Allowance for sales returns.....................     3,155      1,739
Allowance for doubtful accounts.................     1,185      1,088
Deferred revenue................................     2,816        133
Other...........................................       565      2,428
Net operating loss carry-forwards...............       863        570
Depreciation....................................        93      1,385
Tax credits.....................................        --      5,529
                                                  ---------  ---------
Net deferred tax asset.......................... $   9,491  $  29,354
                                                  =========  =========

Current portion................................. $   9,491  $  24,115
Long-term portion...............................        --      5,239
                                                  ---------  ---------
                                                 $   9,491  $  29,354
                                                  =========  =========

11. Segment Reporting:

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

The following table shows our product revenues and gross profit at standard margins for each segment (in thousands):

                         Year Ended December 31, 2001
                        --------------------------
                                         Gross
                          Revenues    Profit (Loss)
                        ------------  ------------
SMPG.................. $    152,246  $    (32,964)
ASPG..................       98,138        43,816
SPG...................        8,234          (395)
Technology Licensing..       35,412        35,412
                        ------------  ------------
                       $    294,030  $     45,869
                        ============  ============

                         Year Ended December 31, 2000
                        --------------------------
                                         Gross
                          Revenues       Profit
                        ------------  ------------
SMPG.................. $    401,162  $    170,522
ASPG..................       56,384        33,049
SPG...................       17,770         7,606
Technology Licensing..       14,945        14,945
                        ------------  ------------
                       $    490,261  $    226,122
                        ============  ============

                         Year Ended December 31, 1999
                        --------------------------
                                         Gross
                          Revenues       Profit
                        ------------  ------------
SMPG.................. $    111,675  $     21,306
ASPG..................        3,284         1,401
SPG...................        3,283           883
Technology Licensing..        6,552         6,552
                        ------------  ------------
                       $    124,794  $     30,142
                        ============  ============

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

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. It also includes flash embedded controllers and our mass data storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products.

Technology Licensing includes both up front license fees and royalties.

Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

                                         Year ended December 31,
                                     -------------------------------
                                       1999       2000       2001
                                     ---------  ---------  ---------
United States...................... $  13,644  $  76,898  $  28,592
Europe.............................     7,347     28,376     21,332
Japan..............................    16,396     66,635     23,549
Korea..............................    11,750     42,986     22,039
Taiwan.............................    33,541    133,677    110,847
China (including Hong Kong)........    28,776     90,839     57,146
Other Asian countries..............     9,340     48,102     28,157
Rest of world......................     4,000      2,748      2,368
                                     ---------  ---------  ---------
                                    $ 124,794  $ 490,261  $ 294,030
                                     =========  =========  =========

Foreign revenue is based on the country to which the product is shipped.

The locations and net book value of long lived assets follows:

                                           December 31,
                                     --------------------
                                       2000       2001
                                     ---------  ---------
China.............................. $      --  $  50,020
Japan..............................       953      1,003
Taiwan.............................    20,157     18,203
United States......................    18,551     22,156
Other..............................         6         27
                                     ---------  ---------
                                    $  39,667  $  91,409
                                     =========  =========

12. Equity Investments and Related Party Reporting:

Equity investments comprise (in thousands):

                                          December 31,
                                       2000       2001
                                     ---------  ---------
Silicon Technology................. $     939  $     939
Apacer.............................     9,868     11,931
KYE................................     4,574         --
PTI................................     2,532      2,532
PCT................................     1,456      1,605
GSMC...............................        --     50,000
                                     ---------  ---------
                                    $  19,369  $  67,007
                                     =========  =========

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for approximately $939,000 in cash. Bing Yeh our president, CEO and board member also is a member of Silicon Technology's board. At December 31, 2001, our investment, which is carried at cost, represented approximately 9% of the outstanding equity of Silicon Technology. In 1999, 2000 and 2001, Silicon Technology accounted for approximately $10,032,000, $12,232,000 and $3,724,000, respectively, or 8%, 3% and 1%, respectively, of our net product revenues. At December 31, 2000 and 2001, we had accounts receivable from Silicon Technology of approximately $94,000 and $192,000, respectively.

In June 1997, Dr. Ronald Chwang joined our Board of Directors. Dr. Chwang is the Chairman and President of Acer Technology Ventures, America. Related Acer entities including Acer Corporation, Acer Peripherals, Acer Technologies, Apacer Technology, Inc., or Apacer, and Ambit Microsystems Corp., are our customers. In 2000, we acquired a 10% interest in Apacer, a privately held Taiwanese company, which is a memory module manufacturer, for approximately $9,868,000 in cash. Bing Yeh our president, CEO and board member also is a member of Apacer's board. In 2001, we invested an additional $2.1 million in Apacer. The investment is carried at cost. In 1999, 2000 and 2001 the combined Acer entities accounted for approximately $7,900,000, $22,543,000 and $5,761,000, respectively, or 6%, 5% and 2%, respectively, of our net product revenues. At December 31, 2000 and 2001, we had accounts receivable from the related Acer entities of approximately $3,511,000 and $765,000, respectively. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. In 2000 and 2001, we purchased approximately $7,500 and $626,000 of products from Apacer. At December 31, 2000 and 2001, we had accounts payable to Apacer of approximately $7,500 and $27,000, respectively.

In 2000, we acquired a 15% interest in PCT, a privately held Taiwanese company, for approximately $1,456,000 in cash. Bing Yeh our president, CEO and board member also is a member of PCT's board. PCT is one of our manufacturers' representatives.

PCT earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other manufacturer's representatives in Asia. In 2000 and 2001, PCT accounted for 5% and 2%, or $24,444,000 and $5,369,000 of net product revenues, respectively. In 2000 and 2001 we paid sales commissions of approximately $1,970,000 and $1,701,000, respectively, to PCT. At December 31, 2000 and 2001 we owed commissions of approximately $602,000 and $896,000 to PCT, respectively.

In March 2001, PCT established a separate company and wholly-owned subsidiary, SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our customers based in Taiwan and selected customers throughout Asia. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when each product has been delivered and considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing space and insurance cost of our inventory, personnel costs required to maintain logistics and information technology functions and to perform billing and collection of accounts receivable. SPT receives extended payment terms and must pay us whether or not they have collected the accounts receivable. In 2001, approximately $78,244,000, or 30.3%, of our net product revenues were derived from end customer sales through SPT, our logistics center. At December 31, 2001, we had accounts receivable from SPT of approximately $19,839,000.

In 2000, we acquired a 1% interest in KYE, a publicly held Taiwanese company, which is a production subcontractor, for approximately $4,574,000 in cash. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2001. The investment was written down to $1.3 million during 2001, refer to Note 9 of these Notes to the Consolidated Financial Statements. In 2000 and 2001, we purchased approximately $16,721,000 and $21,827,000, respectively, of services from KYE. At December 31, 2000 and 2001, we had accounts payable to KYE of approximately $5,565,000 and $3,621,000, respectively.

In 2000, we acquired a 3% interest in Powertech Technology, Inc., or PTI, a privately held Taiwanese company, which is a production subcontractor, for approximately $2,532,000 in cash. The investment is carried at cost. In 2000 and 2001, we purchased approximately $9,478,000 and $9,031,000, respectively, of services from PTI. At December 31, 2000 and 2001, we had accounts payable to PTI of approximately $1,761,000 and $2,523,000, respectively. PTI is also our customer and accounted for approximately $9.0 million, or 2% of our net product revenues in 2000 and none, or 0% of our net product revenues in 2001.

In 2001, we acquired a 9% interest in GSMC, a privately held Cayman Islands company with operations in China, which is a wafer foundry under construction, for approximately $50,000,000 in cash. Bing Yeh our president, CEO and board member also is a member of GSMC's board. This investment is carried at cost. We anticipate that GSMC will begin to manufacture some of our products in early 2003.

Mr. Yasushi Chikagami, a member of our board of directors, is also a member of the board of directors of Ocean Automation Ltd. Ocean Automation Ltd. and certain of its affiliates are our customers. In 1999 and 2000 the related Ocean entities accounted for approximately $541,000 and $1,441,000, respectively, or 0.4% and 0.3%, respectively, of our net product revenues. No sales were made to the Ocean entities in 2001.

13. Employee Benefit Plans:

Profit Sharing Plan:

We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both net earnings before interest income (expense), net and provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is net revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. No profit sharing was paid in relation to 1999 or 2001. During 2000 profit sharing expenses of $14,876,000 were recorded.

401(k) Plan:

We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. All employee contributions are 100% vested. No employer contributions were made in 1999. During 2000 and 2001, we matched the first $1,000 of each employees' contribution, for a total of $326,000 and $436,000, respectively.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                   Balance at  Charged to    Write-off   Balance at
                                                   Beginning    Costs and   of Accounts    End of
Description                                        of Period    Expenses      /Other       Period
-------------------------------------------------  ----------  -----------  -----------  ----------
Year ended December 31, 1999
  Allowance for doubtful accounts................ $      563  $        32  $        60  $      535
  Allowance for sales returns.................... $       60  $       144  $       163  $       41
  Allowance for excess and obsolete inventories.. $    1,422  $     3,293  $     4,565  $      150
  Valuation allowance on deferred tax............ $    9,607  $     3,092  $        --  $   12,699

Year ended December 31, 2000
  Allowance for doubtful accounts................ $      535  $       477  $       229  $      783
  Allowance for sales returns.................... $       41  $     8,166  $        --  $    8,207
  Allowance for excess and obsolete inventories.. $      150  $     4,261  $     1,895  $    2,516
  Valuation allowance on deferred tax............ $   12,699  $   (12,699) $        --  $       --

Year ended December 31, 2001
  Allowance for doubtful accounts................ $      783  $     2,251  $       220  $    2,814
  Allowance for sales returns.................... $    8,207  $    32,227  $    35,936  $    4,498
  Allowance for excess and obsolete inventories.. $    2,516  $    73,932  $    28,701  $   47,747
  Valuation allowance on deferred tax............ $       --  $        --  $        --  $       --