Form 10-Q
period 2002-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2002-05-15
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, April 30, 2002: 92,315,727

Silicon Storage Technology, Inc.
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

                                                Three Months Ended
                                                    March 31,
                                            ------------------------
                                               2001         2002
                                            -----------  -----------
                                            (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties  $    68,075  $    30,657
     Product revenues - related parties         11,854       35,638
     License revenues                            6,369        8,287
                                            -----------  -----------
          Total net revenues                    86,298       74,582
Cost of revenues                                57,358       50,502
                                            -----------  -----------
Gross profit                                    28,940       24,080
                                            -----------  -----------
Operating expenses:
     Research and development                   12,286       11,872
     Sales and marketing                         6,344        7,504
     General and administrative                  4,808        3,317
                                            -----------  -----------
          Total operating expenses              23,438       22,693
                                            -----------  -----------
Income from operations                           5,502        1,387
Interest and other income                        3,377          968
Interest expense                                   (99)         (64)
                                            -----------  -----------
Income before provision for income taxes         8,780        2,291
Provision for income taxes                       3,336          733
                                            -----------  -----------
Net income                                 $     5,444  $     1,558
                                            ===========  ===========

Net income per share - basic               $      0.06  $      0.02
                                            ===========  ===========

Shares used in per share calculation            90,671       92,033
                                            ===========  ===========

Net income per share - diluted             $      0.06  $      0.02
                                            ===========  ===========

Shares used in per share calculation            96,424       97,000
                                            ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                                    December 31,    March 31,
                                                                       2001          2002
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents                                     $     93,598  $     97,471
    Short-term available-for-sale investments                           71,666        69,049
    Trade accounts receivable-unrelated parties, net of allowance
      for doubtful accounts of $2,814 in 2001 and $2,746 in 2002        19,874        23,241
    Trade accounts receivable-related parties                           20,796        29,089
    Inventories                                                        108,224        91,321
    Deferred tax asset                                                  24,115        24,115
    Other current assets                                                11,839        12,751
                                                                   ------------  ------------
         Total current assets                                          350,112       347,037
Equipment, furniture and fixtures, net                                  22,006        21,062
Long-term available-for-sale investments                                 1,299        12,138
Equity investments                                                      67,007        67,007
Other assets                                                             6,336         6,068
                                                                   ------------  ------------
         Total assets                                             $    446,760  $    453,312
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion                                $        316  $        325
    Trade accounts payable-unrelated parties                            24,098        25,114
    Trade accounts payable-related parties                               7,253         8,377
    Accrued expenses and other liabilities                              16,390        17,064
    Deferred revenue                                                     5,499         5,074
                                                                   ------------  ------------
         Total current liabilities                                      53,556        55,954
Other liabilities                                                        1,793         1,613
                                                                   ------------  ------------
         Total liabilities                                              55,349        57,567
                                                                   ------------  ------------
Commitments and Contingencies (Notes 5 and 6)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 91,585 shares in 2001
    and 92,311 shares in 2002                                          333,989       335,944
Accumulated other comprehensive income                                     225         1,046
Retained earnings                                                       57,197        58,755
                                                                   ------------  ------------
         Total shareholders' equity                                    391,411       395,745
                                                                   ------------  ------------
         Total liabilities and shareholders' equity               $    446,760  $    453,312
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                            2001        2002
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net income                                                         $    5,444  $    1,558
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation/amortization                                            2,274       2,509
       Provision for doubtful accounts receivable                              84         (68)
       Provision for sales returns                                             --       3,024
       Provision for excess and obsolete inventories and
         lower of cost or market                                            5,890         238
       Loss on sale of equipment                                               35          --
    Changes in operating assets and liabilities:
       Accounts receivable-unrelated parties                               34,208      (6,323)
       Accounts receivable-related parties                                (11,060)     (8,293)
       Inventories                                                        (61,182)     16,665
       Other current and non-current assets                                (5,738)       (915)
       Trade accounts payable-unrelated parties                            14,178       1,016
       Trade accounts payable-related parties                                 (50)      1,124
       Accrued expenses and other current liabilities                     (15,700)        171
       Deferred revenue                                                    10,032        (425)
                                                                        ----------  ----------
           Net cash provided by (used in) operating activities            (21,585)     10,281
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities                                       (49,992)         --
    Acquisition of equipment, furniture and fixtures                       (6,961)     (1,294)
    Purchases of available-for-sale investments                           (27,508)    (27,383)
    Sales and maturities of available-for-sale investments                 38,260      20,485
                                                                        ----------  ----------
           Net cash used in investing activities                          (46,201)     (8,192)
                                                                        ----------  ----------
Cash flows from financing activities:
    Borrowings                                                              1,800          --
    Repayments                                                                (46)        (76)
    Issuance of shares of common stock                                      1,754       1,955
    Other                                                                     (44)        (95)
                                                                        ----------  ----------
           Net cash provided by financing activities                        3,464       1,784
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                      (64,322)      3,873
Cash and cash equivalents at beginning of period                          109,086      93,598
                                                                        ----------  ----------
Cash and cash equivalents at end of period                             $   44,764  $   97,471
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 2002

(UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

The year-end balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We adopted SFAS No. 142 during the quarter ending March 31, 2002. The adoption of SFAS No. 142 did not have a significant impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the quarter ending March 31, 2002. The adoption of SFAS No. 144 to date has not had a significant impact on our financial position or results of operations.

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

                                                Three Months Ended
                                                    March 31,
                                            ------------------------
                                               2001         2002
                                            -----------  -----------
Numerator - Basic
  Net income                               $     5,444  $     1,558
                                            ===========  ===========
Denominator - Basic
  Weighted average common stock
    outstanding                                 90,671       92,033
                                            ===========  ===========

Basic net income per share                 $      0.06  $      0.02
                                            ===========  ===========

Numerator - Diluted
  Net income                               $     5,444  $     1,558
                                            ===========  ===========
Denominator - Diluted
  Weighted average common stock
   outstanding                                  90,671       92,033
  Dilutive potential of common stock
    equivalents:
      Options                                    5,753        4,967
                                            -----------  -----------
                                                96,424       97,000
                                            ===========  ===========

Diluted net income  per share              $      0.06  $      0.02
                                            ===========  ===========

Anti-dilutive stock options to purchase approximately 2,033,000 and 3,447,000 shares of common stock with weighted average prices of $21.31 and $16.72 were excluded from the computation of diluted net income per share for the three months ended March 31, 2001 and 2002, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2001 and 2002.

3. Marketable Securities

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three months ended March 31, 2002 were not material.

An investment in King Yuan Electronics Company Limited, or KYE, a Taiwanese company that completed an initial public offering during 2001, has been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. If a loss is other than temporary, it is reported as an "Other operating expense." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of marketable securities as of March 31, 2002 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes                    $    56,826  $        12   $    56,838
Foreign bonds and notes                            5,387           20         5,407
Foreign listed equity securities                   1,299        1,588         2,887
Government bonds and notes                        59,801           67        59,868
                                              -----------  -----------   -----------
Total bonds and notes                        $   123,313  $     1,687       125,000
                                              ===========  ===========
Less amounts classified as cash equivalents                                 (43,813)
                                                                         -----------
      Total short and long-term marketable securities                   $    81,187
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year                                                  $    69,049
      1 to 5 years                                                            9,251
                                                                         -----------
                                                                        $    78,300
                                                                         ===========

The unrealized gains as of March 31, 2002 are recorded in accumulated other comprehensive income, net of tax of $641,000.

The fair value of marketable securities as of December 31, 2001 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes                    $    56,988  $        59   $    57,047
Foreign bonds and notes                            5,418           49         5,467
Foreign listed equity securities                   1,299           --         1,299
Government bonds and notes                        58,944          255        59,199
                                              -----------  -----------   -----------
Total bonds and notes                        $   122,649  $       363       123,012
                                              ===========  ===========
Less amounts classified as cash equivalents                                 (50,047)
                                                                         -----------
      Total short and long-term marketable securities                   $    72,965
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year                                                  $    71,666
                                                                         ===========

The unrealized gains as of December 31, 2001 are recorded in accumulated other comprehensive income, net of tax of $138,000.

4. Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

                                                           December 31,   March 31,
                                                              2001          2002
                                                           -----------   -----------
Raw materials                                             $    65,518   $    48,768
Work in process                                                 4,971        18,980
Finished goods                                                 33,968        20,013
Consigned inventory                                             3,767         3,560
                                                           -----------   -----------
                                                          $   108,224   $    91,321
                                                           ===========   ===========

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimate could have a significant impact on our financial position and results of operations.

                                                           December 31,   March 31,
                                                              2001          2002
                                                           -----------   -----------
Accrued compensation and related items                    $     4,372   $     3,899
Accrued income tax payable                                        434         2,706
Accrued liabilities-related parties                               764           768
Accrued warranty                                                2,883         1,650
Other accrued liabilities                                       7,937         8,041
                                                           -----------   -----------
                                                          $    16,390   $    17,064
                                                           ===========   ===========

5. Commitments

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to defer the payment to late 2002. As of March 31, 2002, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. In addition, as of March 31, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $32.0 million for delivery in 2002.

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. As discussed below, as the result of a ruling in another case, Atmel has withdrawn its allegations as to another patent ("the '747 patent"). At this point, three patents remain at issue in Atmel's District Court case against us ("the '811, '829 and '903 patents"). All of these patents have expired, so Atmel can no longer obtain an injunction against the sale of our products.

On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringe in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we were obligated to indemnify both to the extent provided in those agreements. As more fully described below, the settlement with Winbond terminated our indemnity obligations to that company.

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. On October 16, 2000, the ITC found the '903 patent valid and infringed, and ruled that we could not import into the United States certain products that use the claimed circuit made by one of our suppliers. The ITC also ruled that we do not infringe the '811 and '829 patents. We appealed from the Limited Exclusion Order, and in August 2001 the Court of Appeals for the Federal Circuit issued an opinion giving its reasons for denying that appeal. The '903 patent and the ITC's Limited Exclusion Order expired on September 14, 2001.

In a related action in 1997, Atmel filed a claim against Macronix alleging, among other things, that Macronix infringed the '747 patent. Because Atmel had filed a similar claim against us with regard to this same patent, we were permitted to intervene in the action and represent our interests in seeking to prevent Atmel from correcting inventorship. On January 14, 2002, the court in Atmel Corp. v. Macronix America, Inc. denied Atmel's motion to correct the '747 patent. As a result of the Court's decision, Atmel withdrew its claims against us based on the '747 patent.

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $19,969,640 in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36,477,758, which includes the original $19,969,640. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and intend to promptly appeal. We have not accrued any amount for this matter in the first quarter of 2002.

Trial on the '903 patent was severed and those issues will be tried in a later proceeding. That trial will determine whether the '903 patent is valid. The Court has ruled that we infringed that patent, so if the jury finds the patent valid, it will assess what, if any, damages are due Atmel. The Court has not indicated a schedule for that trial.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of our termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received a total of $30.4 million in back royalties during 2000 and 2001 as part of this settlement in addition to royalties relating to products sold during 2001. No further back royalty payments are required after 2001 under this legal settlement.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

7. Line of Credit

As of March 31, 2002, we had no borrowings on our line of credit of up to $35.0 million. Under the agreement, our borrowing is limited to 80.0% of eligible worldwide accounts receivable, and is also reduced by any letters of credit issued under our line of credit. As of March 31, 2002, there was approximately $455,000 outstanding in letters of credit and $8.8 million available under this line. The line bears interest at a rate of the bank's reference rate plus 0.5% (6.0% at March 31, 2002) with a minimum interest rate of 6.0%. Under the agreement, we are required to comply with certain covenants including maintaining a specified level of tangible net worth and we are not permitted to pay a dividend. We must pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of March 31, 2002, we were in compliance with the covenants of this agreement.

On April 11, 2002, we gave ninety-day written notice to our lender to terminate our line of credit under the agreement. In accordance with the terms of the agreement, we are not subject to any termination fees due to the fact that the early termination notice has occurred within six months of the expiration date in September 2002.

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

We manage our business in four reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. We do not allocate operating expenses, interest income or expense, other income, net or the provision for income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating the expense is material in evaluating a business unit's performance.

The following table shows our product revenues and gross profit at standard margins for each segment (in thousands):

                                               Three Months Ended
                                                 March 31, 2002
                                           ------------------------
                                                          Gross
                                            Revenues      Profit
                                           ----------  ------------
SMPG                                      $   44,647  $      8,840
ASPG                                          20,548         6,211
SPG                                            1,100           742
Technology Licensing                           8,287         8,287
                                           ----------  ------------
                                          $   74,582  $     24,080
                                           ==========  ============

                                            Three Months Ended
                                                 March 31, 2001
                                           ------------------------
                                                          Gross
                                            Revenues      Profit
                                           ----------  ------------
SMPG                                      $   50,337  $      6,663
ASPG                                          27,855        15,312
SPG                                            1,737           596
Technology Licensing                           6,369         6,369
                                           ----------  ------------
                                          $   86,298  $     28,940
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

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. It also includes flash embedded controllers and our mass data storage products such as the FlashFlex51 controller, the ATA controller, ADC, ADM, and CompactFlash Card product families, to address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products.

Technology Licensing includes both up front license fees and royalties.

9. Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                Three Months Ended
                                                    March 31,
                                            ------------------------
                                               2001         2002
                                            -----------  -----------
Net income                                 $     5,444  $     1,558

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax                    72          821
                                            -----------  -----------
Total comprehensive income                 $     5,516  $     2,379
                                            ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31,    March 31,
                                                           2001          2002
                                                       ------------  ------------
Net unrealized gains on investments, net of tax       $        225  $      1,046
                                                       ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, production over-capacity and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998 and more recently in late 2000 and 2001. These downturns have been characterized by weakening product demand, excessive inventory and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Since the second half of 2001, we have seen a positive change in order activities for our products for DVD players, CD-RW drives, PDAs and video games, as well as the continued strong shipment from the second quarter in our products for PCs and graphics cards. Unit shipments for these market segments continued to grow in the first quarter of 2002. In addition, for the first time since the fourth quarter of 2000, we noted unit growth in sales of our products for the networking and wireless communications market segments, particularly in the cordless phone, the wireless modem and the wireless LAN applications. Our business could be harmed by industry-wide fluctuations in the future.

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

We derived 77.6%, 80.7% and 89.6% of our product revenues during 2000, 2001 and the three months ended March 31, 2002, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 19.3%, 31.5% and 41.5% of our net product revenues in 2000, 2001 and the three months ended March 31, 2002, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2000, 2001 and the three months ended March 31, 2002.

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001 and the three months ended March 31, 2002, SPT serviced end customer sales accounting for 30.3% and 52.0% of our net product revenues recognized, respectively. We are in the process of working with SPT to expand their service coverage to include all of our end customers in China and Southeast Asia.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, domestic distributors, and our logistics center. Our stocking representatives, domestic distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or domestic distributor serviced more than 10.0% of our end customer sales in 2000, 2001 or the three months ended March 31, 2002.

As of December 31, 2001, SPT, our logistics center, represented 48.8% of our accounts receivable and Actron Technology Co., or Actron, a stocking representative, represented 21.9% of our accounts receivable. As of March 31, 2002, SPT, represented 54.7% of our accounts receivable and Actron represented 10.9% of our accounts receivable.

Results of Operations: Quarter Ended March 31, 2002

Net Revenues

Net revenues were $74.6 million for the first quarter of 2002 as compared to $70.8 million in the fourth quarter of 2001 and $86.3 million for the first quarter of 2001. Revenues decreased compared to the first quarter of last year due to decreased average selling prices, offset by increased shipment volume of our products. Revenues for the first quarter of 2002 increased compared to the prior quarter due to an increase in volume of units shipped, offset by decreased average selling prices for our products. Our quarterly results are not indicative of annual results. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Since the second half of 2001 we have seen a positive change in order activities in our products for DVD players, CD-RW drives, PDAs and video games, as well as the continued strong shipment in our products for desktop PCs and graphics cards. Unit shipments for these market segments continued to grow in the first quarter of 2002. In addition, for the first time since the fourth quarter of 2000, we noted unit growth in sales of our products for the networking and wireless communications market segments, particularly in the cordless phone, the wireless modem and the wireless LAN applications.

Product Revenues. Product revenues were $66.3 million in the first quarter of 2002 as compared to $60.6 million in the fourth quarter of 2001 and $79.9 million for the first quarter of 2001. Product revenues decreased compared to the first quarter of last year due to decreased average selling prices for our products by approximately 49.1%, offset by increased shipment volume of our products by approximately 50.1%. Product revenues increased compared to the fourth quarter of 2001 due to increased shipment volume of our products by approximately 12.1%, offset by decreased average selling prices for our products by approximately 7.6%. Shipping volumes fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $8.3 million in the first quarter of 2002, as compared to $10.2 million in the fourth quarter of 2001 and $6.4 million in the first quarter of 2001. During 2001 Winbond paid us $5.0 million per quarter for a total of $20.0 million under a settlement agreement. In addition to the settlement payments Winbond continues to pay royalties. The increase from the first quarter of 2001 to the first quarter of 2002 was primarily due to license fees paid and recognized under our license agreements, including up-front payments from NEC and milestone payments from Motorola associated with their respective agreements. The decrease from the fourth quarter of 2001 to the first quarter of 2002 was primarily because Winbond has completed its final installment payment in the fourth quarter of 2001 according to the terms of our legal settlement. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $24.1 million, or 32.3% of net revenues, in the first quarter of 2002 as compared to gross profit of $10.3 million, or 14.5% of net revenues, in the fourth quarter of 2001 and $28.9 million, or 33.5% of net revenues, in the first quarter of 2001. The increase in gross profit from the fourth quarter of 2001 to the first quarter of 2002 relates to the favorable impact on the current period resulting from inventory valuation adjustments made in 2001 and an increase in product revenues from the fourth quarter of 2001 to the first quarter of 2002 due to increased volume of units shipped, offset by decreased average selling prices. The decrease in gross profit in the first quarter of 2002 when compared to the first quarter of 2001 is due primarily to decreases in average selling prices. Product gross margin was 23.8% for the first quarter of 2002, compared to 0.2% for the fourth quarter of 2001 and 28.2% for the first quarter of 2001. The increase in product gross margin from the fourth quarter of 2001 to the first quarter of 2002 relates to the favorable impact on the current period resulting from inventory valuation adjustments made in 2001 and increased shipment volume of our products by approximately 12.1%, offset by decreased average selling prices for our products by approximately 7.6%. The decrease in product gross margin from the first quarter of 2001 to the first quarter of 2002 relates to decreased average selling prices of our products by approximately 49.1%, offset by increased shipment volume of our products by approximately 50.1%.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $22.7 million, or 30.4% of net revenues, in the first quarter of 2002, compared to $26.0 million, or 36.7% of net revenues, in the fourth quarter of 2001, and $23.4 million, or 27.2% of net revenues, in the first quarter of 2001. The slight decrease from the comparable quarter last year was due to cost containment measures. The decrease from the fourth quarter of 2001 was due primarily to a $3.3 million charge for an "other than temporary" decline in the value of a publicly held equity investment and $590,000 expense for impairment of intangible assets which we recorded in the fourth quarter of 2001. Excluding the non-recurring charges, operating expenses increased only 2.6% from the fourth quarter of 2001 to the first quarter of 2002. This increase related primarily to increased commissions due to increased product revenue and increased legal expenses. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses will continue to increase.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits, and the cost of materials such as masks, wafers and evaluation parts. Research and development expenses were $11.9 million, or 15.9% of net revenues, during the first quarter of 2002, as compared to $12.1 million, or 17.1% of net revenues, during the fourth quarter of 2001 and $12.3 million, or 14.2% of net revenues, during the first quarter of 2001. Research and development expenses decreased by 1.7% from the fourth quarter of 2001 and by 3.4% from the first quarter of 2001 due primarily to a decrease of approximately $224,000 and $518,000 in non-production engineering material expenses in the first quarter of 2002 as compared to the prior quarter and the same quarter of last year, respectively. We expect research and development expenses to increase as we continue to invest in new product offerings, drive to new deep sub-micron technologies and reduce costs associated with our existing products.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel and entertainment and promotional expenses. Sales and marketing expenses were $7.5 million, or 10.1% of net revenues, in the first quarter of 2002, as compared to $7.2 million, or 10.1% of net revenues, in the fourth quarter of 2001 and $6.3 million, or 7.4% of net revenues, during the first quarter of 2001. The increase in sales and marketing expenses from the fourth quarter of 2001 to the first quarter of 2002 was primarily attributable to increased bonus accruals relating to sales and design win activity by approximately $200,000 and increased commission expenses by approximately $142,000 due to higher revenues in the first quarter of 2002. The increase in sales and marketing expenses from the first quarter of 2001 to the first quarter of 2002 was primarily attributable to increased headcount and related costs by approximately $868,000 and increased costs related to patent and intellectual property support by approximately $330,000. We expect sales and marketing expenses to increase as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.3 million, or 4.4% of net revenues, in the first quarter of 2002, as compared to $2.9 million, or 4.0% of net revenues, in the fourth quarter of 2001 and $4.8 million, or 5.6% of net revenues, during the first quarter of 2001. Expenses increased from the fourth quarter of 2001 due to increased headcount and related costs by approximately $206,000 and legal costs related to the Atmel litigation of approximately $273,000. The decrease in general and administrative expenses from the first quarter of 2001 was primarily due to a decrease in our legal expense related to the Atmel litigation of approximately $942,000. We anticipate that general and administrative expenses will continue to increase as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Interest and other income. Interest and other income was approximately $1.0 million, or 1.3% of net revenues, during the first quarter of 2002, as compared to $1.1 million, or 1.6% of net revenues, during the fourth quarter of 2001 and $3.4 million, or 3.9% of net revenues, during the first quarter of 2001. Interest income decreased from the fourth quarter of 2001 to the first quarter of 2002 due to decreasing interest rates on invested cash. Interest income decreased from the first quarter of 2001 to the first quarter of 2002 due to a decrease in cash, cash equivalents and available-for-sale investments balances and decreasing interest rates on invested cash.

Interest Expense. Interest expense was approximately $64,000 for the first quarter of 2002 as compared to $73,000 for the fourth quarter of 2001 and $99,000 for the first quarter of 2001. Interest expense relates to interest and fees under our line of credit. Fees will continue and will fluctuate depending on our use of the line of credit facility.

Provision for (Benefit from) Income Taxes

Our income tax provision of $733,000 in the first quarter of 2002 is based on a 32.0% tax rate on income before taxes. This compares with a tax benefit of $5.6 million in the fourth quarter of 2001 which is based on a 38.0% tax rate on loss before taxes and a tax provision of $3.3 million in the first quarter of 2001 which is based on a 38.0% tax rate on income before taxes. We expect our effective tax rate to be 32.0% for the remainder of 2002. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. Refer to Note 8 to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family and certain custom products based on these standard flash memory families. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. SMPG revenues were $44.6 million for the first quarter of 2002, as compared to $36.3 million in the fourth quarter of 2001 and $50.3 million in the first quarter of 2001. The increase in revenues from the fourth quarter of 2001 was primarily due to increased unit shipments offset by lower average selling prices. The decrease in revenues from the first quarter of 2001 was primarily due to decreased average selling prices offset by increased unit shipments. Gross margin increased from negative 14.7% in the fourth quarter of 2001 to 19.8% in the first quarter of 2002 primarily due to the favorable impact on the current period resulting from inventory valuation adjustments made in 2001 and increased unit shipments offset by lower average selling prices. Gross margin increased from 13.2% in the first quarter of 2001 to 19.8% in the first quarter of 2002 primarily due to increased unit shipments offset by lower average selling prices.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS applications. ASPG also includes flash embedded controllers and our mass data storage products such as the FlashFlex51, ADC, ADM, and CompactFlash Card product families, to address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications. ASPG revenues were $20.5 million for the first quarter of 2002, as compared to $22.7 million in the fourth quarter of 2001 and $27.9 million in the first quarter of 2001. The decrease in revenues from both the first and fourth quarters of 2001 was primarily due to lower average selling prices offset by increased unit shipments. Gross margin increased slightly from 29.9% in the fourth quarter of 2001 to 30.2% in the first quarter of 2002 primarily due to increased unit shipments offset by lower average selling prices, and decreased inventory valuation adjustments to cost of sales during the first quarter of 2002. Gross margin decreased from 55.0% in the first quarter of 2001 to 30.2% in the first quarter of 2002 primarily due to lower average selling prices.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products. SPG revenues were $1.1 million for the first quarter of 2002, as compared to $1.6 million in the fourth quarter of 2001 and $1.7 million in the first quarter of 2001. The decrease in revenues from both the first and fourth quarters of 2001 was primarily due to lower average selling prices offset by increased unit shipments. Gross margin increased from negative 81.0% in the fourth quarter of 2001 to 67.4% in the first quarter of 2002 and from 34.3% in the first quarter of 2001 to 67.4% in the first quarter of 2002 primarily due to changes in unit shipment mix and average selling prices.

Revenue and gross profit related to Technology Licensing was $8.3 million for the first quarter of 2002, $10.2 million for the fourth quarter of 2001 and $6.4 million for the first quarter of 2001.

Related Party Transactions

The following table is a summary of our related party revenues and purchases for the quarter ended March 31, 2002, and our related party accounts receivable and payable balances as of March 31, 2002 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                                  Three Months Ended
                                                    March 31, 2002                March 31, 2002
                                              -------------------------     -------------------------
                                                                                           Accounts
                                                                             Accounts    Payable and
                                               Revenues      Purchases      Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd.                 $       473  $         --     $       112  $         --
Acer and related entities (1)                        341           266             246           300
Apacer Technology, Inc.                              194            50              90            56
Professional Computer Technology Limited             141            --              --           383
Silicon Professional Technology Ltd.              34,489            --          28,641           973
King Yuan Electronics Company, Limited                --         3,608              --         3,922
Powertech Technology, Incorporated                    --         2,600              --         3,511
                                              -----------  ------------     -----------  ------------
                                             $    35,638  $      6,524     $    29,089  $      9,145
                                              ===========  ============     ===========  ============

(1) Excludes Apacer Technology balances

PCT continues to earn commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other manufacturer's representatives in Asia. In addition, we continue to pay SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring our inventory, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

Critical Accounting Policies

For information related to our revenue recognition and other critical accounting policies, please refer to the "Critical Accounting Policies" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We adopted SFAS No. 142 during the quarter ending March 31, 2002. The adoption of SFAS No. 142 did not have a significant impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the quarter ending March 31, 2002. The adoption of SFAS No. 144 to date has not had a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $10.3 million for the three months ended March 31, 2002 as compared to using cash of $21.6 million for the three months ended March 31, 2001. The cash provided by operating activities for the three months ended March 31, 2002 related primarily to net income of $1.6 million, non-cash adjustments of $5.7 million, primarily relating to provision for sales returns of $3.0 million and depreciation and amortization of $2.5 million, decreases in inventory of $16.7 million and increases in trade accounts payable from related and unrelated parties of $2.1 million. Cash provided by operating activities was reduced by an increase of $14.6 million in trade accounts receivable from related and unrelated parties, an increase of $915,000 in other current and non-current assets and a decrease of $425,000 in deferred revenue. Increased accounts receivable from related and unrelated parties relates to increased shipment volume offset by decreased average selling prices. The cash used in operating activities for the three months ended March 31, 2001 related primarily to increases in accounts receivable from related parties of $11.1 million, inventory of $61.2 million, other current and non-current assets of $5.7 million and a decrease in accrued expenses and other current liabilities of $15.7 million. The cash used in operating activities were offset by net income of $5.4 million, non-cash adjustments of $8.3 million, a decrease in accounts receivable from unrelated parties of $34.2 million and decreases in trade accounts payable from related parties of $14.2 million and in deferred revenue of $10.0 million.

Investing activities. Our investing activities used cash of $8.2 million for the first quarter of 2002, as compared to using cash of $46.2 million for the first quarter of 2001. Investing activities in the first quarter of 2002 were primarily related to net purchases of available-for-sale investments of $6.9 million and capital expenditures of approximately $1.3 million. In the first quarter of 2001, investing activities were primarily related to a $50.0 million equity investment in Grace Semiconductor Manufacturing Corporation, a Cayman Islands company with operations in China, as a part of multi-phased strategic plan to expand our market presence into China and approximately $7.0 million spent in capital expenditures, offset by net sales and maturities of available-for-sale investments of approximately $10.8 million.

Financing activities. Our financing activities provided cash of approximately $1.8 million during the first quarter of 2002 as compared to $3.5 million for the first quarter of 2001. For the first quarter of 2002, the cash provided was from $2.0 million of common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by $171,000 in loan repayments and other. The cash provided for first quarter of 2001 was primarily from the issuance of common stock for $1.8 million and $1.8 million related to a loan from a landlord, offset by $90,000 in loan repayments and other.

Principal sources of liquidity at March 31, 2002 consisted of $178.7 million of cash, cash equivalents, short and long-term available-for-sale investments and the line of credit. As of March 31, 2002 we had no borrowings on our line of credit of up to $35.0 million. Under the agreement, our borrowing is limited to 80.0% of eligible worldwide accounts receivable and is also reduced by any letters of credit issued under our line of credit. As of March 31, 2002 there was approximately $455,000 outstanding in letters of credit and $8.8 million available under this line. The line bears interest at a rate of the bank's reference rate plus 0.5% (6.0% at March 31, 2002) with a minimum interest rate of 6.0%. Under the agreement, we are required to comply with certain covenants, including maintaining a specified level of tangible net worth and we are not permitted to pay a dividend. We must also pay an unused line fee at the annual rate of one quarter of one percent on the unused portion. As of March 31, 2002, we were in compliance with the covenants of this agreement.

On April 11, 2002, we gave ninety-day written notice to our lender to terminate our line of credit under the agreement. In accordance with the terms of the agreement, we are not subject to any termination fees due to the fact that the early termination notice has occurred within six months of the expiration date in September 2002.

Purchase Commitments. In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to defer the payment to late 2002. As of March 31, 2002, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. In addition, as of March 31, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $32.0 million for delivery in 2002.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. We may be unable to secure subtenants, for this space, due to the recent decrease in demand for commercial rental space in Silicon Valley. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease and purchase commitments as of March 31 (in thousands):

                                               Building     Purchase
                                                 Lease     Commitments      Total
                                              -----------  -----------   -----------
2002                                         $     3,657  $    77,046   $    80,703
2003                                               4,980           --         4,980
2004                                               5,131           --         5,131
2005                                               3,563           --         3,563
2006                                               2,434           --         2,434
Thereafter                                         8,471           --         8,471
                                              -----------  -----------   -----------
                                             $    28,236  $    77,046   $   105,282
                                              ===========  ===========   ===========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporations Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until September 30, 2002 unless earlier revoked by the board of directors. As of March 31, 2002, no shares had been purchased under this program.

We believe that our cash balances, together with the funds we expect to be generated from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

  the average selling prices of our products;
  customer demand for our products;
  the need to secure future wafer production capacity from our suppliers;
  the timing of significant orders and of license and royalty revenue; and
  unanticipated research and development expenses associated with new product introductions.

Please also see "Business Risks - Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analyst or investors and result in a decline in our stock price."

Business Risks

Risks Related to Our Business

Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable in 2000 and first quarter of 2002, we incurred net losses for 1998, 1999 and 2001. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation adjustments in 2001 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2002, we had $91.3 million of inventory on hand, a decrease of $16.9 million, or 15.6%, from December 31, 2001. Total valuation adjustments to inventory were $72.2 million in 2001. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped since the second half of 2001, our revenues declined in first quarter of 2002 when compared to first quarter of 2001 due to decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2000, 2001 and first quarter of 2002, our export product and licensing revenues accounted for approximately 84.3%, 90.3% and 90.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 77.6%, 80.7% and 89.6% of our net product revenues from Asia during 2000, 2001 and first quarter of 2002, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

We rely on stocking representatives, distributors and our logistics center to establish and maintain customer relationships and to sell our products. These stocking representatives, distributors and our logistics center could discontinue their relationship with us or discontinue selling our products at any time. The majority of our stocking representatives and our logistics center are located in Asia.

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001 and the three months ended March 31, 2002, SPT serviced end customer sales accounting for 30.3% and 52.0% of our net product revenues recognized, respectively.

Product shipments to Asia accounted for 77.6%, 80.7% and 89.6% of net product revenues for 2000, 2001 and the three months ended March 31, 2002, respectively. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

No single customer, which we define as an OEM, ODM, CEM, or end user that purchases product directly from us or through our logistics center, represented 10.0% or more of our net product revenues during 2000, 2001 and the three months ended March 31, 2002.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, TSMC in Taiwan, Sanyo and Seiko-Epson in Japan, and Samsung in Korea. We anticipate that these foundries, together with Nanya and Vanguard in Taiwan and Oki in Japan, will manufacture the majority of our products in 2002. On March 6, 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. We anticipate that GSMC will begin to manufacture some of our products in early 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. We have a remaining commitment to prepay a total of $45.0 million in late 2002, subject to certain economic and business conditions, to secure increased wafer capacity in 2002 and 2003. We are continually engaged in attempting to secure additional manufacturing capacity to support our long-term growth. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost.

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants, for this space, due to the recent decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate as of March 31, 2002 and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the balance of the future lease cost, and this will harm our operating results.

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

We are highly dependent on Bing Yeh, our President and Chief Executive Officer, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by our existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

Our ability to compete successfully depends, in part, on our ability to protect our intellectual property rights.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 44 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. A jury recently found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $19,969,640 in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36,477,758, which includes the original $19,969,640. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and intend to promptly appeal. We have incurred certain amounts associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

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

Our design and process research and development facilities and our corporate offices are located in California, which in the past has been susceptible to power outages and shortages as well as increased energy costs. To limit this exposure, all corporate computer systems at our main California facilities are on battery back-up. In addition, all of our engineering and back-up servers and selected corporate servers are on generator back-up. While the majority of our production facilities are not located in California, more extensive power shortages in the state could delay our design and process research and development as well as increase our operating costs.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998, and more recently in late 2000 and 2001. These downturns are characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through the first quarter of 2002 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million due to an other than temporary decline in its market value. At March 31, 2002, the recorded value of our KYE investment was approximately $2.9 million, which represented the fair market value as of the balance sheet date. We also have equity investments in companies with operations in China, Japan and Taiwan with recorded values at March 31, 2002 of approximately $50.0 million, $0.9 million and $16.1 million, respectively.

At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and available-for-sale investments, any interest expense owed on the line of credit facility, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of March 31, 2002, the carrying value of our marketable securities approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of March 31, 2002 (in thousands).

                                                               Carrying  Interest
                                                                 Value     Rate
                                                               --------- --------

  Short-term investments - fixed rate                         $  69,049      3.2%
  Long-term investments - fixed rate                              9,251      2.6%
  Cash and cash equivalents - variable rate                      97,471      1.1%
                                                               ---------
                                                              $ 175,771      2.0%
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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. As discussed below, as the result of a ruling in another case, Atmel has withdrawn its allegations as to another patent ("the '747 patent"). At this point, three patents remain at issue in Atmel's District Court case against us ("the '811, '829 and '903 patents"). All of these patents have expired, so Atmel can no longer obtain an injunction against the sale of our products.

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

As to one of these four patents, Atmel's claims were withdrawn because of the summary judgment granted by the District Court, as described above. On October 16, 2000, the ITC found the '903 patent valid and infringed, and ruled that we could not import into the United States certain products that use the claimed circuit made by one of our suppliers. The ITC also ruled that we do not infringe the '811 and '829 patents. We appealed from the Limited Exclusion Order, and in August 2001 the Court of Appeals for the Federal Circuit issued an opinion giving its reasons for denying that appeal. The '903 patent and the ITC's Limited Exclusion Order expired on September 14, 2001.

In a related action in 1997, Atmel filed a claim against Macronix alleging, among other things, that Macronix infringed the '747 patent. Because Atmel had filed a similar claim against us with regard to this same patent, we were permitted to intervene in the action and represent our interests in seeking to prevent Atmel from correcting inventorship. On January 14, 2002, the court in Atmel Corp. v. Macronix America, Inc. denied Atmel's motion to correct the '747 patent. We intervened as a party in the Macronix case for purposes of opposing that motion. As a result of the Court's decision, Atmel withdrew its claims against us based on the '747 patent.

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $19,969,640 in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36,477,758, which includes the original $19,969,640. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and intend to promptly appeal. We have not accrued any amount for this matter in the first quarter of 2002.

Trial on the '903 patent was severed and those issues will be tried in a later proceeding. That trial will determine whether the '903 patent is valid. The Court has ruled that we infringed that patent, so if the jury finds the patent valid, it will assess what, if any, damages are due Atmel. The Court has not indicated a schedule for that trial.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of our termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received a total of $30.4 million in back royalties during 2000 and 2001 as part of this settlement in addition to royalties relating to products sold during 2001. No further back royalty payments are required after 2001 under this legal settlement.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2001.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2002: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of May, 2002.

SILICON STORAGE TECHNOLOGY, INC.

(Registrant)

By: /s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)