Form 10-Q
period 2002-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2002-08-13
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, July 15, 2002: 92,559,824.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED JUNE 30, 2002
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                            ------------------------     ------------------------
                                               2001         2002            2001         2002
                                            -----------  -----------     -----------  -----------
                                            (unaudited)  (unaudited)     (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties  $    31,847  $    28,596     $    99,922  $    59,253
     Product revenues - related parties         21,050       32,884          32,904       68,522
     License revenues                            9,818        7,997          16,187       16,284
                                            -----------  -----------     -----------  -----------
          Total net revenues                    62,715       69,477         149,013      144,059
Cost of revenues                                38,037       50,235          95,395      100,737
                                            -----------  -----------     -----------  -----------
Gross profit                                    24,678       19,242          53,618       43,322
                                            -----------  -----------     -----------  -----------
Operating expenses:
     Research and development                   12,425       11,919          24,711       23,791
     Sales and marketing                         6,179        6,519          12,523       14,023
     General and administrative                  5,637        7,854          10,445       11,171
     Other                                          --           --              --           --
                                            -----------  -----------     -----------  -----------
          Total operating expenses              24,241       26,292          47,679       48,985
                                            -----------  -----------     -----------  -----------
Income (loss) from operations                      437       (7,050)          5,939       (5,663)
Interest and other income                        1,469          907           4,846        1,875
Interest expense                                   (87)         (66)           (186)        (130)
                                            -----------  -----------     -----------  -----------
Income (loss) before provision for
     (benefit from) income taxes                 1,819       (6,209)         10,599       (3,918)
Provision for (benefit from) income taxes          692       (1,987)          4,028       (1,254)
                                            -----------  -----------     -----------  -----------
Net income (loss)                          $     1,127  $    (4,222)    $     6,571  $    (2,664)
                                            ===========  ===========     ===========  ===========

Net income (loss) per share - basic        $      0.01  $     (0.05)    $      0.07  $     (0.03)
                                            ===========  ===========     ===========  ===========

Shares used in per share calculation            90,982       92,406          90,827       92,220
                                            ===========  ===========     ===========  ===========

Net income (loss) per share - diluted      $      0.01  $     (0.05)    $      0.07  $     (0.03)
                                            ===========  ===========     ===========  ===========

Shares used in per share calculation            96,001       92,406          96,212       92,220
                                            ===========  ===========     ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    December 31,    June 30,
                                                                       2001          2002
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents, including $36,478 which is
       restricted beginning in July 2002                          $     93,598  $    110,124
    Short-term available-for-sale investments                           71,666        66,346
    Trade accounts receivable-unrelated parties, net of allowance
      for doubtful accounts of $2,814 in 2001 and $6,810 in 2002        19,874        20,356
    Trade accounts receivable-related parties                           20,796        21,180
    Inventories                                                        108,224        94,780
    Deferred tax asset                                                  24,115        24,473
    Other current assets                                                11,839        12,300
                                                                   ------------  ------------
         Total current assets                                          350,112       349,559
Equipment, furniture and fixtures, net                                  22,006        20,377
Long-term available-for-sale investments                                 1,299         8,974
Equity investments                                                      67,007        67,195
Other assets                                                             6,336         5,763
                                                                   ------------  ------------
         Total assets                                             $    446,760  $    451,868
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion                                $        316  $        334
    Trade accounts payable-unrelated parties                            24,098        31,955
    Trade accounts payable-related parties                               7,253        10,616
    Accrued expenses and other liabilities                              16,390        12,232
    Deferred revenue                                                     5,499         4,341
                                                                   ------------  ------------
         Total current liabilities                                      53,556        59,478
Other liabilities                                                        1,793         1,425
                                                                   ------------  ------------
         Total liabilities                                              55,349        60,903
                                                                   ------------  ------------
Commitments and Contingencies (Notes 5 and 6)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 91,585 shares in 2001
    and 92,461 shares in 2002                                          333,989       336,246
Accumulated other comprehensive income                                     225           186
Retained earnings                                                       57,197        54,533
                                                                   ------------  ------------
         Total shareholders' equity                                    391,411       390,965
                                                                   ------------  ------------
         Total liabilities and shareholders' equity               $    446,760  $    451,868
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                            2001        2002
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                  $    6,571  $   (2,664)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Depreciation/amortization                                            4,582       5,060
       Provision for doubtful accounts receivable                           2,429       3,996
       Provision for sales returns                                         24,057         206
       Provision for excess and obsolete inventories and
         lower of cost or market                                           11,765       3,427
       Deferred income taxes                                                   --        (412)
      (Gain) Loss on sale of equipment                                         25         (28)
    Changes in operating assets and liabilities:
       Accounts receivable-unrelated parties                               46,804      (4,539)
       Accounts receivable-related parties                                (12,994)       (529)
       Inventories                                                       (117,714)     10,017
       Other current and non-current assets                                (9,197)       (375)
       Trade accounts payable-unrelated parties                            17,216       7,857
       Trade accounts payable-related parties                                (439)      3,363
       Accrued expenses and other liabilities                             (10,182)     (4,234)
       Deferred revenue                                                     3,099      (1,158)
                                                                        ----------  ----------
           Net cash provided by (used in) operating activities            (33,978)     19,987
                                                                        ----------  ----------
Cash flows from investing activities:
    Restricted cash                                                       (12,490)         --
    Investment in equity securities                                       (52,052)       (188)
    Acquisition of equipment, furniture and fixtures                      (11,585)     (2,862)
    Purchases of available-for-sale investments                           (52,331)    (47,971)
    Sales and maturities of available-for-sale investments                 60,602      45,554
                                                                        ----------  ----------
           Net cash used in investing activities                          (67,856)     (5,467)
                                                                        ----------  ----------
Cash flows from financing activities:
    Borrowings                                                              1,800          --
    Repayments                                                               (115)       (154)
    Issuance of shares of common stock                                      2,067       2,257
    Other                                                                     (90)        (97)
                                                                        ----------  ----------
           Net cash provided by financing activities                        3,662       2,006
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                      (98,172)     16,526
Cash and cash equivalents at beginning of period                          109,086      93,598
                                                                        ----------  ----------
Cash and cash equivalents at end of period                             $   10,914  $  110,124
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2002 (UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

The year-end balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We adopted SFAS No. 142 during the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a significant impact on our financial position or results of operations and goodwill amortization recorded in prior periods was not material.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the quarter ended March 31, 2002. The adoption of SFAS No. 144 to date has not had a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter ended March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                            ------------------------     ------------------------
                                               2001         2002            2001         2002
                                            -----------  -----------     -----------  -----------
Numerator - Basic
  Net income (loss)                        $     1,127  $    (4,222)    $     6,571  $    (2,664)
                                            ===========  ===========     ===========  ===========
Denominator - Basic
  Weighted average common stock
    outstanding                                 90,982       92,406          90,827       92,220
                                            ===========  ===========     ===========  ===========

Basic net income (loss) per share          $      0.01  $     (0.05)    $      0.07  $     (0.03)
                                            ===========  ===========     ===========  ===========

Numerator - Diluted
  Net income (loss)                        $     1,127  $    (4,222)    $     6,571  $    (2,664)
                                            ===========  ===========     ===========  ===========
Denominator - Diluted
  Weighted average common stock
   outstanding                                  90,982       92,406          90,827       92,220
  Dilutive potential of common stock
    equivalents:
      Options                                    5,019           --           5,385           --
                                            -----------  -----------     -----------  -----------
                                                96,001       92,406          96,212       92,220
                                            ===========  ===========     ===========  ===========

Diluted net income  (loss) per share       $      0.01  $     (0.05)    $      0.07  $     (0.03)
                                            ===========  ===========     ===========  ===========

Anti-dilutive stock options to purchase approximately 3,585,000 and 2,809,000 shares of common stock with weighted average exercise prices of $16.69 and $18.36 were excluded from the computation of diluted net income per share for the three months and six months ended June 30, 2001, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three months and six months ended June 30, 2001. Stock options to purchase approximately 10,269,000 shares of common stock were outstanding as of June 30, 2002 with a weighted average exercise price of $7.52. These stock options were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2002 because we had a net loss for these periods.

3. Marketable Securities

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three and six months ended June 30, 2002 were not material.

An investment in King Yuan Electronics Company Limited, or KYE, a Taiwanese company that completed an initial public offering during 2001, has been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. Any other than temporary loss will be reported as an "Other operating expense." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of marketable securities as of June 30, 2002 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes                    $    15,319  $        --   $    15,319
Foreign listed equity securities                   1,299          187         1,486
Government bonds and notes                       107,149          114       107,263
                                              -----------  -----------   -----------
Total bonds and notes                        $   123,767  $       301       124,068
                                              ===========  ===========
Less amounts classified as cash equivalents                                 (48,748)
                                                                         -----------
      Total short and long-term marketable securities                   $    75,320
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year                                                  $    66,346
      1 to 5 years                                                            7,488
                                                                         -----------
                                                                        $    73,834
                                                                         ===========

The unrealized gains as of June 30, 2002 are recorded in accumulated other comprehensive income, net of tax of $115,000.

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

4. Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

                                                           December 31,   June 30,
                                                              2001          2002
                                                           -----------   -----------
Raw materials                                             $    65,518   $    47,187
Work in process                                                 4,971         8,038
Finished goods                                                 33,968        33,137
Consigned inventory                                             3,767         6,418
                                                           -----------   -----------
                                                          $   108,224   $    94,780
                                                           ===========   ===========

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a significant impact on our financial position and results of operations.

                                                           December 31,   June 30,
                                                              2001          2002
                                                           -----------   -----------
Accrued compensation and related items                    $     4,372   $     4,737
Accrued liabilities-related parties                               764           440
Accrued warranty                                                2,883         1,011
Other accrued liabilities                                       8,371         6,044
                                                           -----------   -----------
                                                          $    16,390   $    12,232
                                                           ===========   ===========

5. Commitments

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. The prepayment will be applied against inventory material purchases. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to defer the payment to late 2002. As of June 30, 2002, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. In addition, as of June 30, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $35.9 million for delivery in 2002.

During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2001 and June 30, 2002, payments made have reduced the recorded liability to $662,000 and $569,000 respectively.

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

On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringe in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we were obligated to indemnify both suppliers to the extent provided in those agreements. As more fully described below, the settlement with Winbond terminated our indemnity obligations to that company.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash and available-for-sale investments in the amount of $36.5 million. Accordingly, this amount will be accounted for as restricted cash and investments in our balance sheet beginning in July 2002.

Trial on the '903 patent was severed and those issues will be heard before a jury beginning on July 29, 2002. That trial will determine whether the '903 patent is valid. The Court has ruled that we infringed that patent, so if the jury finds the patent valid, it will assess what, if any, damages are due Atmel.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2002.

7. Line of Credit

As of June 30, 2002, we had no borrowings on our line of credit and no amount outstanding in letters of credit. On April 11, 2002, we gave ninety-day written notice to our lender to terminate our line of credit under the agreement. In accordance with the terms of the agreement, we are not subject to any termination fees due to the fact that the early termination notice has occurred within six months of the expiration date in September 2002. The line of credit was terminated on July 12, 2002.

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

We manage our business in four reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. We do not allocate operating expenses, interest income or expense, other income, net of the provision for income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating the expense is material in evaluating a business unit's performance.

The following table shows our product revenues and gross profit at standard margins for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                    June 30, 2001                 June 30, 2002
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG                                         $    29,407  $      1,696     $    43,350  $      4,007
ASPG                                              21,683        12,087          16,488         7,111
SPG                                                1,807         1,077           1,642           127
Technology Licensing                               9,818         9,818           7,997         7,997
                                              -----------  ------------     -----------  ------------
                                             $    62,715  $     24,678     $    69,477  $     19,242
                                              ===========  ============     ===========  ============

                                                Six Months Ended              Six Months Ended
                                                    June 30, 2001                 June 30, 2002
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG                                         $    79,744  $      8,359     $    87,997  $     12,847
ASPG                                              49,538        27,399          37,036        13,322
SPG                                                3,544         1,673           2,742           869
Technology Licensing                              16,187        16,187          16,284        16,284
                                              -----------  ------------     -----------  ------------
                                             $   149,013  $     53,618     $   144,059  $     43,322
                                              ===========  ============     ===========  ============

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost, quality and functionality to support the broad range of applications that use nonvolatile memory products.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS. ASPG also includes flash embedded controllers such as the FlashFlex51 controller and the ATA controller to address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products.

Technology Licensing includes both up front license fees and royalties.

9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                            ------------------------     ------------------------
                                               2001         2002            2001         2002
                                            -----------  -----------     -----------  -----------
Net income (loss)                          $     1,127  $    (4,222)    $     6,571  $    (2,664)

Other comprehensive income (loss):
   Change in net unrealized gains
      on investments, net of tax                    13         (860)             85          (39)
                                            -----------  -----------     -----------  -----------
Total comprehensive income (loss)          $     1,140  $    (5,082)    $     6,656  $    (2,703)
                                            ===========  ===========     ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31,    June 30,
                                                           2001          2002
                                                       ------------  ------------
Net unrealized gains on investments, net of tax       $        225  $        186
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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, production over-capacity and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998 and more recently in late 2000 through the first half of 2002. These downturns have been characterized by weakening product demand, excessive inventory and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. We saw a positive change in order activities for most of our market segments from the second half of 2001 through the first quarter of 2002. However, in the second quarter of 2002, we experienced a substantial drop in our products for Internet computing applications, more specifically in the PC related business, partially due to seasonal softness in the PC market and partially due to the inventory correction caused by our customers overbuying during the first quarter of 2002. The main shortfalls of shipments of our products for the Internet computing applications during the second quarter came from PC BIOS, graphic cards and printer applications. Excluding the Internet computing applications, shipments of our products for digital consumer, wireless communications and networking applications increased over the first quarter of 2002 in both units and dollars. Our business could be harmed by industry-wide fluctuations in the future.

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

We derived 77.6%, 80.7% and 88.9% of our product revenues during 2000, 2001 and the six months ended June 30, 2002, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 19.3%, 31.5% and 37.3% of our net product revenues in 2000, 2001 and the six months ended June 30, 2002, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2000, 2001 and the six months ended June 30, 2002.

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001 and the six months ended June 30, 2002, SPT serviced end customer sales accounting for 30.3% and 51.8% of our net product revenues recognized, respectively. We are in the process of working with SPT to expand their service coverage to include all of our end customers in China and Southeast Asia.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, domestic distributors, and our logistics center. Our stocking representatives, domestic distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or domestic distributor serviced more than 10.0% of our end customer sales in 2000, 2001 or the six months ended June 30, 2002.

As of December 31, 2001, SPT, our logistics center, represented 48.8% of our net accounts receivable and Actron Technology Co., or Actron, a stocking representative, represented 21.9% of our net accounts receivable. As of June 30, 2002, SPT, represented 50.2% of our net accounts receivable and Actron represented 0.0% of our net accounts receivable.

Results of Operations: Quarter and Six Months Ended June 30, 2002

Net Revenues

Net revenues were $69.5 million for the second quarter of 2002 as compared to $74.6 million in the first quarter of 2002 and $62.7 million for the second quarter of 2001. Revenues for the second quarter of 2002 decreased compared to the prior quarter primarily due to a decrease in volume of units shipped. Revenues increased compared to the second quarter of last year due to increased shipment volume of our products, offset by decreased average selling prices. Our quarterly results are not indicative of annual results. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $144.1 million for the six months ended June 30, 2002 as compared to $149.0 million for the comparable period in 2001. The decrease from year to year was due to decreased average selling prices, offset by increased shipment volume of our products. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. We saw a positive change in order activities for most of our market segments from the second half of 2001 through the first quarter of 2002. However, in the second quarter of 2002, we experienced a substantial drop in our Internet computing applications, more specifically in the PC related business, partially due to seasonal softness in the PC market and partially due to the inventory correction caused by our customers overbuying during the first quarter of 2002. The main shortfalls of shipments in the Internet computing applications during the second quarter came from PC BIOS, graphic cards and printer applications. Excluding the Internet computing applications, shipments into digital consumer, wireless communications and networking applications increased over the first quarter of 2002 in both units and dollars.

Product Revenues. Product revenues were $61.5 million in the second quarter of 2002 as compared to $66.3 million in the first quarter of 2002 and $52.9 million for the second quarter of 2001. Product revenues decreased compared to the first quarter of 2002 primarily due to decreased shipment volume of our products by approximately 9.7%, while average selling prices remained relatively constant with the first quarter of 2002. Product revenues increased compared to the second quarter of last year due to increased shipment volume of our products by approximately 43.6%, offset by decreased average selling prices for our products by approximately 33.6%. Product revenues decreased to $127.8 million in the first half of 2002 from $132.8 million in the first half of 2001 due to decreased average selling prices, offset by increased shipment volume of our products of approximately 47.0%. Shipping volumes fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $8.0 million in the second quarter of 2002, as compared to $8.3 million in the first quarter of 2002 and $9.8 million in the second quarter of 2001. When compared to the first quarter of 2002, revenues from license fees and royalties for the second quarter of 2002 remained relatively flat. During 2001, Winbond paid us $5.0 million per quarter for a total of $20.0 million under a settlement agreement. Although the settlement payments have ceased, Winbond continues to pay royalties. The decrease from the second quarter of 2001 to the second quarter of 2002 was primarily due to a decrease in Winbond settlement license fees, offset by an increase in royalty payments received from our licensees. Revenues from license fees and royalties increased to $16.3 million for the six months ended June 30, 2002 from $16.2 million for the comparable period in 2001. The period to period increase relates primarily to increased upfront license fees received during the period, offset by the termination of license fees received as part of our legal settlement with Winbond during 2001. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $19.2 million, or 27.7% of net revenues, in the second quarter of 2002 as compared to gross profit of $24.1 million, or 32.3% of net revenues, in the first quarter of 2002 and $24.7 million, or 39.3% of net revenues, in the second quarter of 2001. The decrease in gross profit from the first quarter of 2002 to the second quarter of 2002 is due to reduced sales of inventory written down in 2001 and due to decreased volume of units shipped. The decrease in gross profit in the second quarter of 2002 when compared to the second quarter of 2001 is due primarily to decreases in average selling prices and decreases in license revenues. For the six months ended June 30, 2002, gross profit was $43.3 million, or 30.1%, compared to $53.6 million, or 36.0%, for the comparable period in 2001. Product gross margin was 18.3% for the second quarter of 2002, compared to 23.8% for the first quarter of 2002 and 28.1% for the second quarter of 2001. The decrease in product gross margin from the first quarter of 2002 to the second quarter of 2002 is due to reduced sales of inventory written down in 2001 and changes in unit shipment mix and average selling prices. The decrease in product gross margin from the second quarter of 2001 to the second quarter of 2002 relates to decreased average selling prices of our products by approximately 33.6%, offset by increased shipment volume of our products by approximately 43.6%. Product gross margin for the six months ended June 30, 2002 decreased to 21.2% from 28.2% for the comparable period in 2001. The period to period decrease was primarily due to decreased average selling prices.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $26.3 million, or 37.8% of net revenues, in the second quarter of 2002, compared to $22.7 million, or 30.4% of net revenues, in the first quarter of 2002, and $24.2 million, or 38.7% of net revenues, in the second quarter of 2001. The increase from the first quarter of 2002 was primarily due to a $4.1 million increase in the allowance for doubtful accounts related to the deteriorating financial condition of one customer and increased legal expenses, partially offset by decreased commissions expense for the current quarter due to decreased product revenues. The increase from the second quarter of 2001 was primarily due to increases in the allowance for doubtful accounts by $1.7 million and legal expenses by $1.0 million in connection with the Atmel litigation, offset by decreased engineering and mask costs. Operating expenses increased to $49.0 million for the six months ended June 30, 2002 from $47.7 million for the comparable period in 2001. The period to period increase was due increased costs related to patent and intellectual property support and an increase in the allowance for doubtful accounts, offset by decreased engineering and mask costs. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative functions, and that these expenses will continue to increase.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as masks, wafers and evaluation parts. Research and development expenses were $11.9 million, or 17.2% of net revenues, during the second quarter of 2002, as compared to $11.9 million, or 15.9% of net revenues, during the first quarter of 2002 and $12.4 million, or 19.8% of net revenues, during the second quarter of 2001. Research and development expenses remained flat from the first quarter of 2002 to the second quarter of 2002. Research and development expenses decreased by approximately 4.1% from the second quarter of 2001 due primarily to decreased engineering mask and wafer costs of approximately $1.5 million, offset by increased engineering headcount and related costs of approximately $739,000. For the six months ended June 30, 2002, research and development expenses decreased to $23.8 million from $24.7 million for the comparable period in 2001. The period to period decrease was primarily due to decreased engineering mask and wafer costs of approximately $2.4 million, offset by increased engineering headcount and related costs of approximately $1.6 million. We expect research and development expenses to increase as we continue to invest in new product offerings, drive to new deep sub-micron technologies and reduce costs associated with our existing products.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel and entertainment and promotional expenses. Sales and marketing expenses were $6.5 million, or 9.4% of net revenues, in the second quarter of 2002, as compared to $7.5 million, or 10.1% of net revenues, in the first quarter of 2002 and $6.2 million, or 9.9% of net revenues, during the second quarter of 2001. The decrease in sales and marketing expenses from the first quarter of 2002 to the second quarter of 2002 by approximately 13.1% was primarily attributable to decreased commissions expense for the current quarter of $440,000 due to decreased product revenues in the second quarter of 2002 and decreased headcount and related costs of $458,000. The increase in sales and marketing expenses from the second quarter of 2001 to the second quarter of 2002 was primarily attributable to increased costs related to patent and intellectual property support of approximately $284,000. Sales and marketing expenses for the six months ended June 30, 2002 were $14.0 million as compared to $12.5 million for the same period in 2001. The period to period increase was primarily due to increased costs related to patent and intellectual property support of approximately $615,000 and increased headcount and related costs of approximately $1.3 million, offset by decreased advertising expense of approximately $633,000. We expect sales and marketing expenses to increase as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $7.9 million, or 11.3% of net revenues, in the second quarter of 2002, as compared to $3.3 million, or 4.4% of net revenues, in the first quarter of 2002 and $5.6 million, or 9.0% of net revenues, during the second quarter of 2001. The increase in general and administrative expenses from the first quarter of 2002 by approximately 136.8% was primarily due to an increase in the allowance for doubtful accounts related to the deteriorating financial condition of one customer of approximately $4.1 million and increased legal expenses related to the Atmel litigation of approximately $551,000. The increase in general and administrative expenses from the second quarter of 2001 was primarily due to an increase in the allowance for doubtful accounts and increased legal expenses related to the Atmel litigation. General and administrative expenses for the six months ended June 30, 2002 were $11.2 million as compared to $10.4 million for the same period in 2001. The period to period increase was due primarily to an increase in the allowance for doubtful accounts. We anticipate that general and administrative expenses will continue to increase as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Interest and other income. Interest and other income was approximately $907,000, or 1.3% of net revenues, during the second quarter of 2002, as compared to $968,000, or 1.3% of net revenues, during the first quarter of 2002 and $1.5 million, or 2.3% of net revenues, during the second quarter of 2001. Interest income decreased from the first quarter of 2002 to the second quarter of 2002, and from the second quarter of 2001 to the second quarter of 2002, primarily due to decreasing interest rates on invested cash. Interest and other income decreased to $1.9 million for the six months ended June 30, 2002 from $4.8 million for the comparable period in 2001. The decrease from period to period was due to the decrease in average cash, cash equivalents and available-for-sale investments balances and decreasing interest rates on invested cash.

Interest Expense. Interest expense was approximately $66,000 for the second quarter of 2002 as compared to $64,000 for the first quarter of 2002 and $87,000 for the second quarter of 2001. Interest expense decreased to $130,000 for the six months ended June 30, 2002 from $186,000 for the comparable period in 2001. Interest expense relates to interest and fees under our line of credit.

Provision for (Benefit from) Income Taxes

Our income tax benefit of $2.0 million in the second quarter of 2002 is based on a 32.0% tax rate on the loss before taxes. This compares with a tax provision of $733,000 in the first quarter of 2002 which is based on a 32.0% tax rate on income before taxes and a tax provision of $692,000 in the second quarter of 2001 which is based on a 38.0% tax rate on income before taxes. We expect our effective tax rate to be 32.0% for the remainder of 2002. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies.

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

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. SMPG revenues were $43.4 million for the second quarter of 2002, as compared to $44.6 million in the first quarter of 2002 and $29.4 million in the second quarter of 2001. The decrease in revenues from the first quarter of 2002 was primarily due to a decrease in unit shipments. The increase in revenues from the second quarter of 2001 was primarily due to increased unit shipment volume, offset by decreased average selling prices. For the six months ended June 30, 2002, SMPG revenues were $88.0 million, as compared to $79.7 million for the comparable period in 2001. The period to period increase in revenues was primarily due to increased unit shipment volume, offset by decreased average selling prices. Gross margin decreased from 19.8% in the first quarter of 2002 to 9.2% in the second quarter of 2002 primarily due to the favorable impact in the first quarter of 2002 resulting from inventory valuation adjustments made in 2001 and changes in product mix. Gross margin increased from 5.8% in the second quarter of 2001 to 9.2% in the second quarter of 2002 primarily due to changes in product mix, offset by lower average selling prices. For the six months ended June 30, 2002, gross margin was 14.6%, as compared to 10.5% for the comparable period in 2001. The period to period increase in gross margin was primarily due to changes in product mix.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS. ASPG also includes flash embedded controllers such as the FlashFlex51 controller and the ATA controller to address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications. ASPG revenues were $16.5 million for the second quarter of 2002, as compared to $20.5 million in the first quarter of 2002 and $21.7 million in the second quarter of 2001. The decrease in revenues from both the first quarter of 2002 and second quarter of 2001 was primarily due to a decrease in unit shipments. For the six months ended June 30, 2002, ASPG revenues were $37.0 million, as compared to $49.5 million for the comparable period in 2001. The period to period decrease in revenues was primarily due to increased unit shipment volume, offset by decreased average selling prices. Gross margin increased from 30.2% in the first quarter of 2002 to 43.1% in the second quarter of 2002 primarily due to changes in product mix. Gross margin decreased from 55.8% in the second quarter of 2001 to 43.1% in the second quarter of 2002 primarily due to lower average selling prices. For the six months ended June 30, 2002, gross margin was 36.0%, as compared to 55.3% for the comparable period in 2001. The period to period decrease in gross margin was primarily due to changes in product mix and decreased average selling prices.

SPG includes ComboMemory, ROM/RAM Combos, SRAM-related and other special flash products. SPG revenues were $1.6 million for the second quarter of 2002, as compared to $1.1 million in the first quarter of 2002 and $1.8 million in the second quarter of 2001. The increase in revenues from the first quarter of 2002 was primarily due to an increase in average selling prices, offset by a decrease in unit shipments. The decrease from the second quarter of 2001 was primarily due to lower average selling prices and decreased unit shipments. For the six months ended June 30, 2002, SPG revenues were $2.7 million, as compared to $3.5 million for the comparable period in 2001. The period to period decrease in revenues was primarily due to decreases in unit shipments and average selling prices. Gross margin decreased from 67.4% in the first quarter of 2002 to 7.7% in the second quarter of 2002 and from 59.6% in the second quarter of 2001 to 7.7% in the second quarter of 2002 primarily due to changes in product mix. For the six months ended June 30, 2002, gross margin was 31.7%, as compared to 47.2% for the comparable period in 2001. The period to period decrease in gross margin was primarily due to changes in product mix.

Revenue and gross profit related to Technology Licensing was $8.0 million for the second quarter of 2002, $8.3 million for the first quarter of 2002 and $9.8 million for the second quarter of 2001. For the six months ended June 30, 2002, revenue and gross profit related to Technology Licensing was $16.3 million, as compared to $16.2 million for the comparable period in 2001.

Related Party Transactions

The following table is a summary of our related party revenues and purchases for the quarter and six months ended June 30, 2002, and our related party accounts receivable and payable balances as of June 30, 2002 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                                  Three Months Ended             Six Months Ended
                                                     June 30, 2002                 June 30, 2002
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd.                 $       483  $         --     $       956  $         --
Acer and related entities (1)                        505           223             846           489
Apacer Technology, Inc.                              233            96             427           146
Professional Computer Technology Limited              --            --             141            --
Silicon Professional Technology Ltd.              31,663            --          66,152            --
King Yuan Electronics Company, Limited                --         5,958              --         9,566
Powertech Technology, Incorporated                    --         2,152              --         4,752
                                              -----------  ------------     -----------  ------------
                                             $    32,884  $      8,429     $    68,522  $     14,953
                                              ===========  ============     ===========  ============

                                                      June 30, 2002
                                              -------------------------
                                                             Accounts
                                               Accounts    Payable and
                                              Receivable     Accruals
                                              -----------  ------------
Silicon Technology Co., Ltd.                 $        38  $         --
Acer and related entities (1)                        293           228
Apacer Technology, Inc.                              136            52
Professional Computer Technology Limited              --           209
Silicon Professional Technology Ltd.              20,713           887
King Yuan Electronics Company, Limited                --         6,379
Powertech Technology, Incorporated                    --         3,301
                                              -----------  ------------
                                             $    21,180  $     11,056
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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We adopted SFAS No. 142 during the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a significant impact on our financial position or results of operations and goodwill amortization recorded in prior periods was not material.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the quarter ended March 31, 2002. The adoption of SFAS No. 144 to date has not had a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter ended March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $20.0 million for the six months ended June 30, 2002 as compared to using cash of $34.0 million for the six months ended June 30, 2001. The cash provided by operating activities for the six months ended June 30, 2002 related primarily to non-cash adjustments of $12.7 million, primarily relating to provision for doubtful accounts receivable of $4.0 million, provision for excess and obsolete inventories of $3.4 million, provision for sales returns of $206,000 and depreciation and amortization of $5.1 million, a decrease in inventory of $10.0 million and increases in trade accounts payable from related and unrelated parties of $11.2 million. Cash provided by operating activities was reduced by our net loss of $2.7 million for the six months ended June 30, 2002, an increase of $5.1 million in trade accounts receivable from related and unrelated parties, an increase of $375,000 in other current and non-current assets and decreases in accrued expenses and other liabilities of $4.2 million and deferred revenue of $1.2 million. Increased accounts receivable from related and unrelated parties relates to increased shipment volume offset by decreased average selling prices. The cash used in operating activities for the six months ended June 30, 2001 related primarily to increases in inventory of $117.7 million, accounts receivable from related parties of $13.0 million and other assets of $9.2 million and a decrease in accrued expenses of $10.2 million. Cash used in operating activities was reduced by net income of $6.6 million, a decrease in trade accounts receivable from unrelated parties of $46.8 million and increases in trade accounts payable of $16.8 million and deferred revenues of $3.1 million and non-cash adjustments of $42.8 million, primarily relating to depreciation and amortization, inventory write-downs and increased provisions for doubtful accounts receivable and sales returns. Decreased accounts receivable from unrelated parties relates to decreased shipment volume and decreased average selling prices due to the downturn in the economy. Increased accounts receivable from related parties is primarily attributable to SPT.

Investing activities. Our investing activities used cash of $5.5 million for the six months ended June 30, 2002 as compared to using cash of $67.9 million for the six months ended June 30, 2001. Investing activities in the six months ended June 30, 2002 were primarily related to net purchases of available-for-sale investments of $2.4 million and capital expenditures of approximately $2.9 million. In the six months ended June 30, 2001, investing activities were primarily related to a $50.0 million equity investment in Grace Semiconductor Manufacturing Corporation, a Cayman Islands company with operations in China, as a part of multi-phased strategic plan to expand our market presence into China. Additionally, in the second quarter of 2001, we invested an additional $2.1 million in a production subcontractor, $12.5 million in restricted cash for securing our letters of credit, and approximately $11.6 million spent in capital expenditures, offset by net sales and maturities of available-for-sale investments of approximately $8.3 million.

Financing activities. Our financing activities provided cash of approximately $2.0 million during the six months ended June 30, 2002 as compared to $3.7 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the cash provided was from $2.3 million of common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by $251,000 in loan repayments and other. The cash provided for first half of 2001 was primarily from the issuance of common stock for $2.1 million and $1.8 million related to a loan from a landlord, offset by $205,000 in loan repayments and other.

As of June 30, 2002 we had no borrowings on our line of credit and no amount outstanding in letters of credit. On April 11, 2002, we gave ninety-day written notice to our lender to terminate our line of credit under the agreement. In accordance with the terms of the agreement, we are not subject to any termination fees due to the fact that the early termination notice has occurred within six months of the expiration date in September 2002. The line of credit was terminated on July 12, 2002.

In July 2002, we posted a bond in the amount of $36.5 million for the Atmel litigation. In connection with the bond, we have pledged cash and available-for-sale investments in the amount of $36.5 million. Accordingly, this amount will be accounted for as restricted cash and investments in our balance sheet beginning in July 2002.

Principal sources of liquidity at June 30, 2002 consisted of $185.4 million of cash, cash equivalents, short and long-term available-for-sale investments, of which $36.5 million is restricted beginning in July 2002.

Purchase Commitments. In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor in 2001 to secure increased wafer capacity in 2002 and 2003. The prepayment will be applied against inventory material purchases. In the second quarter of 2001, in response to weakening product demand and economic conditions, we renegotiated the commitment to defer the payment to late 2002. As of June 30, 2002, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. In addition, as of June 30, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $35.9 million for delivery in 2002.

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

Future payments due under building lease and purchase commitments as of June 30 (in thousands):

                                               Building     Purchase
                                                 Lease     Commitments      Total
                                              -----------  -----------   -----------
2002                                         $     2,498  $    80,922   $    83,420
2003                                               5,102           --         5,102
2004                                               5,221           --         5,221
2005                                               3,624           --         3,624
2006                                               2,468           --         2,468
Thereafter                                         8,647           --         8,647
                                              -----------  -----------   -----------
                                             $    27,560  $    80,922   $   108,482
                                              ===========  ===========   ===========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporations Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until September 30, 2002 unless earlier revoked by the board of directors. As of June 30, 2002, no shares had been purchased under this program.

Operating Capital Requirements. We believe that our cash balances, together with the funds we expect to be generated from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

  the average selling prices of our products;
  customer demand for our products;
  the need to secure future wafer production capacity from our suppliers;
  the timing of significant orders and of license and royalty revenue; and
  unanticipated research and development expenses associated with new product introductions.

For more information, please also see "Business Risks - Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analyst or investors and result in a decline in our stock price."

In addition, on May 7, 2002, the Court entered judgment against us in Atmel's lawsuit against us in the total amount of $36.5 million. In the event our appeal of this lawsuit is unsuccessful, we may have to pay this amount to Atmel. For more information, please also see "Business Risks - If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages."

Business Risks

Risks Related to Our Business

Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable in 2000 and first quarter of 2002, we incurred net losses for 1998, 1999, 2001 and in the second quarter of 2002. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

  increases in allowance for doubtful accounts;

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, we anticipate that the terrorist attacks on September 11, 2001 will result in a substantial increase to our business insurance costs. In addition, there is considerable public debate as to whether to require companies to record compensation expense on stock option grants. Such requirements, if enacted, would substantially increase our operating costs and impact our earnings per share.

We incurred significant inventory valuation adjustments in 2001 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of June 30, 2002, we had $94.8 million of inventory on hand, a decrease of $13.4 million, or 12.4%, from December 31, 2001. Total valuation adjustments to inventory were $72.2 million in 2001. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped from the second quarter of 2001 through the first quarter of 2002, our revenues declined in the first half of 2002 when compared to the first half of 2001 due to decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2000, 2001 and first half of 2002, our export product and licensing revenues accounted for approximately 84.3%, 90.3% and 92.2% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

In addition, we have made equity investments in companies with operations in China, Japan and Taiwan. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to foreign exchange rates and the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results.

We derived 77.6%, 80.7% and 88.9% of our net product revenues from Asia during 2000, 2001 and the first half of 2002, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan to Silicon Professional Technology Ltd., or SPT. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001 and the six months ended June 30, 2002, SPT serviced end customer sales accounting for 30.3% and 50.2% of our net product revenues recognized, respectively.

Product shipments to Asia accounted for 77.6%, 80.7% and 88.9% of net product revenues for 2000, 2001 and the six months ended June 30, 2002, respectively. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

No single customer, which we define as an OEM, ODM, CEM, or end user that purchases product directly from us or through our logistics center, represented 10.0% or more of our net product revenues during 2000, 2001 and the six months ended June 30, 2002.

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

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants, for this space, due to the recent decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the balance of the future lease cost, and this will harm our operating results.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 49 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. A jury recently found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. We have incurred certain amounts associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998, and more recently in late 2000 through the first half of 2002. These downturns are characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through the first half of 2002 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million due to an other than temporary decline in its market value. At June 30, 2002, the recorded value of our KYE investment was approximately $1.5 million, which represented the fair market value as of the balance sheet date. We also have equity investments in companies with operations in China, Japan and Taiwan with recorded values at June 30, 2002 of approximately $50.0 million, $0.9 million and $16.3 million, respectively.

At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and available-for-sale investments, any interest expense owed on the line of credit facility, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of June 30, 2002, the carrying value of our marketable securities approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of June 30, 2002 (in thousands).

                                                               Carrying  Interest
                                                                 Value     Rate
                                                               --------- --------

  Short-term investments - fixed rate                         $  66,346      2.1%
  Long-term investments (1 to 2 years) - fixed rate               7,488      2.6%
  Cash and cash equivalents - variable rate                     110,124      1.1%
                                                               ---------
                                                              $ 183,958      1.5%
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

On February 17, 1997, Atmel filed an action with the International Trade Commission, or ITC, against two suppliers of our parts, involving four of the six patents that Atmel alleged that we infringed in the District Court case above. We intervened as a party to that investigation. Pursuant to indemnification agreements with these suppliers, we were obligated to indemnify both suppliers to the extent provided in those agreements. As more fully described below, the settlement with Winbond terminated our indemnity obligations to that company.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash and available-for-sale investments in the amount of $36.5 million. Accordingly, this amount will be accounted for as restricted cash and investments in our balance sheet beginning in July 2002.

Trial on the '903 patent was severed and those issues will be heard before a jury beginning on July 29, 2002. That trial will determine whether the '903 patent is valid. The Court has ruled that we infringed that patent, so if the jury finds the patent valid, it will assess what, if any, damages are due Atmel.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 21, 2002. At the Annual Meeting, the shareholders:

  elected the persons listed below to serve as a director of the company for the ensuing year and until their successors are elected, approved the 1995 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 to 30,250,000 shares, approved the 1995 Non-Employee Directors' Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 to 800,000 shares, ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002.

On April 25, 2002, the record date of the Annual Meeting, we had 92,315,727 shares of Common Stock outstanding. At the Annual Meeting, holders of 80,734,041 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Withheld

Bing Yeh	69,293,639	11,440,402
Yaw Wen Hu	71,103,439	9,630,602
Tsuyoshi Taira	80,032,732	701,309
Yasushi Chikagami	80,032,732	701,309
Ronald Chwang	80,032,732	701,309

Proposal 2 - Approval of the 1995 Employee Incentive Plan, as Amended

Votes in Favor	61,858,585
Votes Against	18,613,748
Abstentions	261,708

Proposal 3 - Approval of the Non-Employee Directors' Plan, as Amended

Votes in Favor	74,384,992
Votes Against	6,058,107
Abstentions	290,942

Proposal 4 - Ratification of Selection of Independent Accountant

Votes in Favor	79,359,662
Votes Against	1,321,630
Abstentions	52,749

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

  We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2001.

  Exhibit 99.1 Certification of President and Chief Executive Officer and Vice President Finance & Administration, Chief Financial Officer and Secretary.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2002: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 12th day of August, 2002.

SILICON STORAGE TECHNOLOGY, INC.

(Registrant)

By: /s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)