Form 10-Q
period 2002-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2002-11-13
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2002: 93,137,330.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            ------------------------     ------------------------
                                               2001         2002            2001         2002
                                            -----------  -----------     -----------  -----------
                                            (unaudited)  (unaudited)     (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties  $    39,368  $    21,712     $   139,290  $    80,965
     Product revenues - related parties         25,795       37,733          58,699      106,255
     License revenues                            9,034        8,311          25,221       24,595
                                            -----------  -----------     -----------  -----------
          Total net revenues                    74,197       67,756         223,210      211,815
Cost of revenues                                92,239       49,400         187,634      150,137
                                            -----------  -----------     -----------  -----------
Gross profit (loss)                            (18,042)      18,356          35,576       61,678
                                            -----------  -----------     -----------  -----------
Operating expenses:
     Research and development                   13,588       11,955          38,299       35,746
     Sales and marketing                         7,098        5,083          19,621       19,106
     General and administrative                  4,548        3,086          14,993       14,257
     Other                                         756           --             756           --
                                            -----------  -----------     -----------  -----------
          Total operating expenses              25,990       20,124          73,669       69,109
                                            -----------  -----------     -----------  -----------
Loss from operations                           (44,032)      (1,768)        (38,093)      (7,431)
Interest and other income                        1,398          670           6,244        2,545
Interest expense                                   (79)         (41)           (265)        (171)
Other expense                                       --       (7,757)             --       (7,757)
                                            -----------  -----------     -----------  -----------
Loss before benefit from income taxes          (42,713)      (8,896)        (32,114)     (12,814)
Benefit from income taxes                      (16,231)      (4,128)        (12,203)      (5,382)
                                            -----------  -----------     -----------  -----------
Net loss                                   $   (26,482) $    (4,768)    $   (19,911) $    (7,432)
                                            ===========  ===========     ===========  ===========

Net loss per share - basic and diluted     $     (0.29) $     (0.05)    $     (0.22) $     (0.08)
                                            ===========  ===========     ===========  ===========

Shares used in per share calculation            91,208       93,037          90,954       92,492
                                            ===========  ===========     ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    December 31, September 30,
                                                                       2001          2002
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents                                     $     93,598  $    107,614
    Short-term available-for-sale investments                           71,666        39,799
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $2,814 at December 31, 2001 and
      $5,197 at September 30, 2002                                      19,874        14,603
    Trade accounts receivable-related parties                           20,796        25,446
    Inventories                                                        108,224        92,892
    Deferred tax asset                                                  24,115        18,257
    Other current assets                                                11,839        18,940
                                                                   ------------  ------------
         Total current assets                                          350,112       317,551
Equipment, furniture and fixtures, net                                  22,006        18,566
Long-term available-for-sale investments                                 1,299         3,625
Restricted cash and cash equivalents                                        --        13,016
Restricted available-for-sale investments                                   --        23,700
Equity investments                                                      67,007        60,574
Other assets                                                             6,336         5,767
                                                                   ------------  ------------
         Total assets                                             $    446,760  $    442,799
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion                                $        316  $        343
    Trade accounts payable-unrelated parties                            24,098        30,140
    Trade accounts payable-related parties                               7,253         7,712
    Accrued expenses and other liabilities                              16,390        11,630
    Deferred revenue                                                     5,499         3,683
                                                                   ------------  ------------
         Total current liabilities                                      53,556        53,508
Other liabilities                                                        1,793         1,284
                                                                   ------------  ------------
         Total liabilities                                              55,349        54,792
                                                                   ------------  ------------
Commitments and Contingencies (Notes 7 and 8)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 91,585 shares at December 31, 2001
    and 93,117 shares at September 30, 2002                            333,989       337,961
Accumulated other comprehensive income                                     225           281
Retained earnings                                                       57,197        49,765
                                                                   ------------  ------------
         Total shareholders' equity                                    391,411       388,007
                                                                   ------------  ------------
         Total liabilities and shareholders' equity               $    446,760  $    442,799
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                            2001        2002
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net loss                                                           $  (19,911) $   (7,432)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation/amortization                                            7,156       7,512
       Provision for doubtful accounts receivable                           2,692       3,178
       Provision for sales returns                                         26,276       1,315
       Provision for excess and obsolete inventories and
         lower of cost or market                                           56,281       6,793
       Other expenses                                                         756       7,757
       Deferred income taxes                                              (14,264)      5,804
      (Gain) Loss on sale of equipment                                         29         (93)
    Changes in operating assets and liabilities:
       Accounts receivable-unrelated parties                               47,213         778
       Accounts receivable-related parties                                 (9,163)     (4,650)
       Inventories                                                       (119,208)      8,539
       Other current and non-current assets                                (1,017)     (7,019)
       Trade accounts payable-unrelated parties                           (12,048)      6,042
       Trade accounts payable-related parties                              (2,477)        459
       Accrued expenses and other liabilities                             (15,443)     (4,935)
       Deferred revenue                                                    (1,539)     (1,816)
                                                                        ----------  ----------
           Net cash provided by (used in) operating activities            (54,667)     22,232
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities                                       (52,058)     (1,324)
    Acquisition of equipment, furniture and fixtures                      (12,568)     (3,438)
    Purchases of available-for-sale investments and restricted cash       (57,359)    (63,087)
    Sales and maturities of available-for-sale investments                118,286      56,002
                                                                        ----------  ----------
           Net cash used in investing activities                           (3,699)    (11,847)
                                                                        ----------  ----------
Cash flows from financing activities:
    Borrowings                                                              1,800          --
    Repayments                                                               (187)       (234)
    Issuance of shares of common stock                                      3,446       3,972
    Other                                                                    (136)       (107)
                                                                        ----------  ----------
           Net cash provided by financing activities                        4,923       3,631
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents                      (53,443)     14,016
Cash and cash equivalents at beginning of period                          109,086      93,598
                                                                        ----------  ----------
Cash and cash equivalents at end of period                             $   55,643  $  107,614
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2002
(UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and the three and six months ended June 30, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

2. Other Expense

In 2000, we acquired a 10.0% interest in Apacer Technology, Inc. , or Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for approximately $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and a member of our Board of Directors, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of approximately $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

3. Computation of Net Loss Per Share

We have computed and presented net loss per share under two methods, basic and diluted. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and the denominator of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            ------------------------     ------------------------
                                               2001         2002            2001         2002
                                            -----------  -----------     -----------  -----------
Numerator - basic and diluted
  Net loss                                 $   (26,482) $    (4,768)    $   (19,911) $    (7,432)
                                            ===========  ===========     ===========  ===========
Denominator - basic and diluted
  Weighted average common stock
    outstanding                                 91,208       93,037          90,954       92,492
                                            ===========  ===========     ===========  ===========

Basic and diluted net loss per share       $     (0.29) $     (0.05)    $     (0.22) $     (0.08)
                                            ===========  ===========     ===========  ===========

Stock options to purchase approximately 10,309,000 and 10,069,000 shares of common stock were outstanding as of September 30, 2001 and 2002 with weighted average exercise prices of $7.19 and $7.70, respectively. These stock options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2001 and 2002 because we had a net loss for these periods.

4. Restricted Cash, Cash Equivalents and Available-for-Sale Investments

In July 2002, in connection with our Atmel litigation (see Note 8), we posted a bond in the amount of $36.5 million pending our appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million under the custody of one financial institution, and classified these amounts as restricted cash, cash equivalents and available-for-sale investments. As of September 30, 2002, total restricted cash, cash equivalents and available-for-sale investments was $36.7 million, which consisted of the bond amount of $36.5 million and restricted interest earned on the investments of approximately $216,000.

5. Available-for-Sale Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three and nine months ended September 30, 2002 were not material.

An investment in King Yuan Electronics Company Limited, or KYE, a Taiwanese company that completed an initial public offering during 2001, has been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. Any other than temporary loss will be reported as "Other expense." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of September 30, 2002 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes                    $        58  $        --   $        58
Government bonds and notes                       123,644          101       123,745
Foreign listed equity securities                   1,299          352         1,651
                                              -----------  -----------   -----------
Total bonds, notes and equity securities     $   125,001  $       453       125,454
                                              ===========  ===========
Less amounts classified as cash equivalents                                 (58,330)
                                                                         -----------
      Total short and long-term available-for-sale investments          $    67,124
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year                                                  $    39,799
      Less than 1 year - restricted                                          23,700
      1 to 5 years                                                            1,974
                                                                         -----------
                                                                        $    65,473
                                                                         ===========

The unrealized gains as of September 30, 2002 are recorded in accumulated other comprehensive income, net of tax of $172,000.

The fair value of available-for-sale investments as of December 31, 2001 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes                    $    56,988  $        59   $    57,047
Foreign bonds and notes                            5,418           49         5,467
Government bonds and notes                        58,944          255        59,199
Foreign listed equity securities                   1,299           --         1,299
                                              -----------  -----------   -----------
Total bonds, notes and equity securities     $   122,649  $       363       123,012
                                              ===========  ===========
Less amounts classified as cash equivalents                                 (50,047)
                                                                         -----------
      Total short and long-term available-for-sale investments          $    72,965
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year                                                  $    71,666
                                                                         ===========

The unrealized gains as of December 31, 2001 are recorded in accumulated other comprehensive income, net of tax of $138,000.

6. Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories:

                                                           December 31,  September 30,
                                                              2001          2002
                                                           -----------   -----------
Raw materials                                             $    65,518   $    53,423
Work in process                                                 4,971         7,663
Finished goods                                                 33,968        26,603
Consigned inventory                                             3,767         5,203
                                                           -----------   -----------
                                                          $   108,224   $    92,892
                                                           ===========   ===========

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one or two years old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one or two years, which could result in a significant adjustment and could harm our financial results. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a significant impact on our financial position and results of operations.

Accrued expenses and other liabilities:

                                                           December 31,  September 30,
                                                              2001          2002
                                                           -----------   -----------
Accrued compensation and related items                    $     4,372   $     3,975
Accrued liabilities-related parties                               764           378
Accrued warranty                                                2,883           916
Other accrued liabilities                                       8,371         6,361
                                                           -----------   -----------
                                                          $    16,390   $    11,630
                                                           ===========   ===========

7. Commitments

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor to secure increased wafer capacity in 2002 and 2003. The prepayment will be applied against inventory material purchases. As of September 30, 2002, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. Under the agreement, we have a remaining commitment of $45.0 million. However, at this time we are in the process of renegotiating this agreement and expect that this commitment will no longer be required. In addition, as of September 30, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $25.7 million for delivery in 2002.

During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2001 and September 30, 2002, payments made have reduced the recorded liability to $662,000 and $521,000 respectively.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002 we filed our opening brief in that appeal. Briefing is scheduled to conclude by the end of 2002 with a decision expected sometime in mid-to-late 2003. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of September 30, 2002, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet (see Note 4).

Trial on the '903 patent was severed and heard before a jury beginning on July 29, 2002. The jury was unable to unanimously decide whether the `903 patent is valid, and a mistrial was declared. Atmel has not yet indicated whether it will seek another trial. The Court has ruled that we infringed that patent, so if the jury finds the patent valid, it will assess what, if any, damages are due Atmel.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2002.

9. Line of Credit

We terminated our line of credit on July 12, 2002.

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

We manage our business in four reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. We do not allocate operating expenses, interest and other income, interest expense, other expense, and benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating an individual business unit's performance.

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

SPG includes ComboMemory, ROM/RAM Combos and other special flash products.

Technology Licensing includes both up front license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                  September 30, 2001            September 30, 2002
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues     Profit (Loss)    Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG                                         $    36,164  $    (35,989)    $    42,251  $      2,956
ASPG                                              25,945         9,655          15,481         6,159
SPG                                                3,054          (742)          1,713           930
Technology Licensing                               9,034         9,034           8,311         8,311
                                              -----------  ------------     -----------  ------------
                                             $    74,197  $    (18,042)    $    67,756  $     18,356
                                              ===========  ============     ===========  ============

                                                Nine Months Ended             Nine Months Ended
                                                  September 30, 2001            September 30, 2002
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues    Profit (Loss)     Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG                                         $   115,908  $    (27,630)    $   130,248  $     15,803
ASPG                                              75,483        37,054          52,517        19,481
SPG                                                6,598           931           4,455         1,799
Technology Licensing                              25,221        25,221          24,595        24,595
                                              -----------  ------------     -----------  ------------
                                             $   223,210  $     35,576     $   211,815  $     61,678
                                              ===========  ============     ===========  ============

11. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            ------------------------     ------------------------
                                               2001         2002            2001         2002
                                            -----------  -----------     -----------  -----------
Net loss                                   $   (26,482) $    (4,768)    $   (19,911) $    (7,432)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax                    85           95             170           56
                                            -----------  -----------     -----------  -----------
Total comprehensive loss                   $   (26,397) $    (4,673)    $   (19,741) $    (7,376)
                                            ===========  ===========     ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31, September 30,
                                                           2001          2002
                                                       ------------  ------------
Net unrealized gains on investments, net of tax       $        225  $        281
                                                       ============  ============

12. Related Party Transactions

The following table is a summary of our related party revenues and purchases for the quarter and nine months ended September 30, 2002, and our related party accounts receivable and payable balances as of September 30, 2002 (in thousands):

                                                  Three Months Ended             Nine Months Ended
                                                  September 30, 2002            September 30, 2002
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd.                 $       392  $         --     $     1,348  $         --
Acer and related entities (1)                         45           232             891           721
Apacer Technology, Inc.                              229           321             656           467
Professional Computer Technology Limited              --            --             141            --
Silicon Professional Technology Ltd.              37,067            --         103,219            --
King Yuan Electronics Company, Limited                --         4,111              --        13,677
Powertech Technology, Incorporated                    --         1,399              --         6,151
                                              -----------  ------------     -----------  ------------
                                             $    37,733  $      6,063     $   106,255  $     21,016
                                              ===========  ============     ===========  ============

                                                   September 30, 2002
                                              -------------------------
                                                             Accounts
                                               Accounts    Payable and
                                              Receivable     Accruals
                                              -----------  ------------
Silicon Technology Co., Ltd.                 $       221  $         --
Acer and related entities (1)                         45           217
Apacer Technology, Inc.                              132           140
Professional Computer Technology Limited              --           132
Silicon Professional Technology Ltd.              25,048           991
King Yuan Electronics Company, Limited                --         4,639
Powertech Technology, Incorporated                    --         1,971
                                              -----------  ------------
                                             $    25,446  $      8,090
                                              ===========  ============

(1) Excludes Apacer Technology, Inc. balances

Professional Computer Technology Limited, or PCT continues to earn commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other manufacturer's representatives in Asia. In addition, we continue to pay Silicon Professional Technology Ltd., or SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring our inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

In August 2002, we made an additional investment of $181,000 in Apacer. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of approximately $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002. As of September 30, 2002, we owned approximately 9.8% of Apacer's outstanding shares.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, production over-capacity and declines in general economic conditions. Downturns of this type occurred in 1996, 1997 and 1998 and more recently in late 2000 through the first nine months of 2002. These downturns have been characterized by weakening product demand, excessive inventory and accelerated decline of selling prices, and in some cases have lasted for more than a year. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. We saw a positive change in order activities for most of our market segments from the second half of 2001 through the first quarter of 2002. However, in the second quarter of 2002, we experienced a substantial drop in our products for Internet computing applications, more specifically in the PC related business, partially due to seasonal softness in the PC market and partially due to the inventory replenishment caused by our customers over buying during the first quarter of 2002. Unit shipments of our products for Internet computing applications grew in the third quarter of 2002, driven by strong shipments for PC BIOS applications and increased shipments for hard disk drive and printer applications. Compared to the second quarter of 2002, unit shipments of our products for wireless communications application grew, primarily driven by strong shipments to Bluetooth and cordless phone applications. Unit shipments of our products for networking applications in the third quarter of 2002 decreased compared to the second quarter of 2002, driven by decreased unit shipments to all Internet access device and networking equipment applications. The only exception to the general weakness in the networking industry is wireless LAN. Overall unit shipments of our products for digital consumer applications in the third quarter of 2002 decreased slightly compared to the second quarter of 2002. Our business could be harmed by industry-wide fluctuations in the future.

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

We derived 77.6%, 80.7% and 88.5% of our product revenues during 2000, 2001 and the nine months ended September 30, 2002, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 19.3%, 31.5% and 45.6% of our net product revenues in 2000, 2001 and the nine months ended September 30, 2002, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2000, 2001 or the nine months ended September 30, 2002.

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan and other parts of Asia to Silicon Professional Technology Ltd., or SPT. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001 and the nine months ended September 30, 2002, SPT serviced end customer sales accounting for 30.3% and 55.1% of our net product revenues recognized, respectively. We are in the process of working with SPT to expand their service coverage to include all of our end customers in Southeast Asia.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our net product revenues in 2000, 2001 or the nine months ended September 30, 2002.

As of December 31, 2001, SPT, our logistics center, represented 48.8% of our net accounts receivable and Actron Technology Co., or Actron, a stocking representative, represented 21.9% of our net accounts receivable. As of September 30, 2002, SPT, represented 62.5% of our net accounts receivable and Actron represented 0.0% of our net accounts receivable.

Results of Operations: Quarter and Nine Months Ended September 30, 2002

Net Revenues

Net revenues were $67.8 million for the third quarter of 2002 as compared to $69.5 million in the second quarter of 2002 and $74.2 million for the third quarter of 2001. Revenues for the third quarter of 2002 decreased compared to the prior quarter primarily due to decreased average selling prices for our products, offset by increased unit shipments. Revenues decreased compared to the third quarter of last year due to decreased average selling prices, offset by increased unit shipments. Our quarterly results are not indicative of annual results. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $211.8 million for the nine months ended September 30, 2002 as compared to $223.2 million for the comparable period in 2001. The decrease from year to year was due to decreased average selling prices, offset by increased unit shipments. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. We saw a positive change in order activities for most of our market segments from the second half of 2001 through the first quarter of 2002. However, in the second quarter of 2002, we experienced a substantial drop in our products for Internet computing applications, more specifically in the PC related business, partially due to seasonal softness in the PC market and partially due to the inventory replenishment caused by our customers over buying during the first quarter of 2002. Unit shipments of our products for Internet computing applications grew in the third quarter of 2002, driven by strong shipments to PC BIOS applications and increased shipments to hard disk drive and printer applications. Compared to the second quarter of 2002, unit shipments of our products for wireless communications application grew, primarily driven by strong shipments to Bluetooth and cordless phone applications. Unit shipments of our products for networking applications in the third quarter of 2002 decreased compared to the second quarter of 2002, driven by decreased unit shipments to all Internet access device and networking equipment applications. The only exception to the general weakness in the networking industry is wireless LAN. Overall unit shipments of our products for digital consumer applications in the third quarter of 2002 decreased slightly compared to the second quarter of 2002.

Product Revenues. Product revenues were $59.4 million in the third quarter of 2002 as compared to $61.5 million in the second quarter of 2002 and $65.2 million for the third quarter of 2001. Product revenues decreased compared to the second quarter of 2002 primarily due to decreased average selling prices by approximately 5.2%, offset by increased unit shipments of our products by approximately 1.5%. Product revenues decreased compared to the third quarter of last year due to decreased average selling prices for our products by approximately 28.0%, offset by increased unit shipments of our products by approximately 23.9%. Product revenues decreased to $187.2 million in the first nine months of 2002 from $198.0 million in the first nine months of 2001 due to decreased average selling prices, offset by increased unit shipments of our products of approximately 38.5%. Unit shipments fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $8.3 million in the third quarter of 2002, as compared to $8.0 million in the second quarter of 2002 and $9.0 million in the third quarter of 2001. On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. During 2001, Winbond paid us $5.0 million per quarter for a total of $20.0 million under a settlement agreement. No further back royalty payments are required after 2001 under this legal settlement. Although the settlement payments have ceased, Winbond continues to pay royalties. The decrease from the third quarter of 2001 to the third quarter of 2002 was primarily due to a decrease in Winbond settlement license fees, offset by increases in upfront license fees and royalty payments received from our licensees. Revenues from license fees and royalties decreased to $24.6 million for the nine months ended September 30, 2002 from $25.2 million for the comparable period in 2001. The period to period decrease relates primarily to the termination of license fees received as part of our legal settlement with Winbond during 2001, offset by increased upfront license fees and royalty payments received during the period. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $18.4 million, or 27.1% of net revenues, in the third quarter of 2002 as compared to gross profit of $19.2 million, or 27.7% of net revenues, in the second quarter of 2002 and gross loss of $18.0 million, or 24.3% of net revenues, in the third quarter of 2001. The decrease in gross profit from the second quarter of 2002 to the third quarter of 2002 is due to decreased average selling prices for our products, offset by increased unit shipments. The increase in gross profit in the third quarter of 2002 when compared to the third quarter of 2001 is due primarily to a $42.7 million inventory valuation adjustment recorded in the third quarter of 2001, offset by decreases in average selling prices and decreases in license revenues. For the nine months ended September 30, 2002, gross profit was $61.7 million, or 29.1%, compared to $35.6 million, or 15.9%, for the comparable period in 2001. Product gross margin was 16.9% for the third quarter of 2002, compared to 18.3% for the second quarter of 2002 and negative 41.6% for the third quarter of 2001. The decrease in product gross margin from the second quarter of 2002 to the third quarter of 2002 is due to decreased average selling prices for our products by approximately 5.2% and changes in unit shipment mix. The increase in product gross margin from the third quarter of 2001 to the third quarter of 2002 relates to a $42.7 million inventory valuation adjustment recorded in the third quarter of 2001, offset by decreased average selling prices of our products by approximately 28.0%. Product gross margin for the nine months ended September 30, 2002 increased to 19.8% from 5.2% for the comparable period in 2001. The period to period increase was primarily due to $54.5 million of inventory valuation adjustments recorded in the first nine months of 2001, offset by decreased average selling prices. Assuming there is no major improvement in the market place, we expect our product gross margin to continue to decline in the next two to three quarters before it improves when the technology transition begins to make significant positive impact. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2001 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $20.1 million, or 29.7% of net revenues, in the third quarter of 2002, compared to $26.3 million, or 37.8% of net revenues, in the second quarter of 2002, and $26.0 million, or 35.0% of net revenues, in the third quarter of 2001. The decrease from the second quarter of 2002 was primarily due to bad debt expense of $4.1 million that was recorded in the second quarter of 2002 related to the deteriorating financial condition of one customer and decreased commissions expense by approximately $1.0 million for the current quarter primarily due to decreased product revenues. The decrease from the third quarter of 2001 was primarily due to decreases in non-production engineering material expense by $2.0 million, commissions expense by $1.2 million, sales bonuses by $328,000 and the allowance for doubtful accounts by $1.1 million. Operating expenses decreased to $69.1 million for the nine months ended September 30, 2002 from $73.7 million for the comparable period in 2001. The period to period decrease was primarily due to decreases in non-production engineering material expense by $2.2 million, commissions expense by $1.1 million, advertising expense by $621,000 and intangible amortization expense by $492,000. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative functions, and that these expenses may continue to increase.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as masks, wafers and evaluation parts. Research and development expenses were $12.0 million, or 17.6% of net revenues, during the third quarter of 2002, as compared to $11.9 million, or 17.2% of net revenues, during the second quarter of 2002 and $13.6 million, or 18.3% of net revenues, during the third quarter of 2001. Research and development expenses decreased by approximately 12.0% from the third quarter of 2001 due primarily to decreased non-production engineering material expense of approximately $2.0 million. For the nine months ended September 30, 2002, research and development expenses decreased to $35.7 million from $38.3 million for the comparable period in 2001. The period to period decrease was primarily due to decreased non-production engineering material expense of approximately $2.2 million. We expect research and development expenses to increase as we continue to invest in new product offerings, drive to new deep sub-micron technologies and reduce costs associated with our existing products.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel and entertainment and promotional expenses. Sales and marketing expenses were $5.1 million, or 7.5% of net revenues, in the third quarter of 2002, as compared to $6.5 million, or 9.4% of net revenues, in the second quarter of 2002 and $7.1 million, or 9.6% of net revenues, during the third quarter of 2001. The decrease in sales and marketing expenses from the second quarter of 2002 to the third quarter of 2002 by approximately 22.0% was primarily attributable to decreased commissions expense for the current quarter of $1.0 million primarily due to decreased product revenues and decreased costs related to support of our patent and intellectual property of $459,000. The decrease in sales and marketing expenses from the third quarter of 2001 to the third quarter of 2002 by approximately 28.4% was primarily attributable to decreased commissions expense of approximately $1.2 million, decreased sales bonus expense of approximately $328,000 and decreased costs related to support of our patent and intellectual property of approximately $229,000. Sales and marketing expenses for the nine months ended September 30, 2002 were $19.1 million as compared to $19.6 million for the same period in 2001. The period to period decrease was primarily due to decreased commissions expense of approximately $1.1 million and decreased advertising expense of approximately $621,000, offset by increased headcount and related costs of approximately $968,000. We expect sales and marketing expenses to increase as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.1 million, or 4.6% of net revenues, in the third quarter of 2002, as compared to $7.9 million, or 11.3% of net revenues, in the second quarter of 2002 and $4.5 million, or 6.1% of net revenues, during the third quarter of 2001. The decrease in general and administrative expenses from the second quarter of 2002 by approximately 60.7% was primarily due to a bad debt expense of $4.1 million that was recorded in the second quarter of 2002 related to the deteriorating financial condition of one customer. The decrease in general and administrative expenses from the third quarter of 2001 was primarily due to a decrease in bad debt expense by approximately $1.2 million. General and administrative expenses for the nine months ended September 30, 2002 were $14.3 million as compared to $15.0 million for the same period in 2001. The period to period decrease was primarily due to a decrease in intangible amortization expense by $492,000. We anticipate that general and administrative expenses may continue to increase as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Interest and other income. Interest and other income was approximately $670,000, or 1.0% of net revenues, during the third quarter of 2002, as compared to $907,000, or 1.3% of net revenues, during the second quarter of 2002 and $1.4 million, or 1.9% of net revenues, during the third quarter of 2001. Interest income decreased from the second quarter of 2002 to the third quarter of 2002, and from the third quarter of 2001 to the third quarter of 2002, primarily due to decreasing interest rates on invested cash. Interest and other income decreased to $2.5 million for the nine months ended September 30, 2002 from $6.2 million for the comparable period in 2001. The decrease from period to period was due to decreasing interest rates on invested cash.

Interest Expense. Interest expense was approximately $41,000 for the third quarter of 2002 as compared to $66,000 for the second quarter of 2002 and $79,000 for the third quarter of 2001. Interest expense decreased to $171,000 for the nine months ended September 30, 2002 from $265,000 for the comparable period in 2001. Interest expense relates to interest and fees under our line of credit and to our notes payable. We terminated our line of credit in July 2002.

Other Expense. In 2000, we acquired a 10.0% interest in Apacer Technology, Inc., or Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for approximately $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and a member of our Board of Directors, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of approximately $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

Benefit from Income Taxes

As a result of a review of our estimates as they relate to our expected loss for 2002, we revised our expected tax benefit and determined that the resulting tax rate is 42.0%. Our income tax benefit of $4.1 million in the third quarter of 2002 represented a 46.4% tax rate on the loss before taxes. This 46.4% rate consists of a 42.0% rate for the current quarter plus the additional benefit derived from the tax rate adjustments from the first and second quarters of 2002. The additional 4.4% for the first and second quarters of 2002 rate adjustments are added to the current rate of 42.0% to arrive at a cumulative rate of 42.0% for the nine months ended September 30, 2002. This compares with a tax benefit of $2.0 million in the second quarter of 2002 which is based on a 32.0% tax rate on loss before taxes and a tax benefit of $16.2 million in the third quarter of 2001 which is based on a 38.0% tax rate on income before taxes. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies. As of September 30, 2002, we have total short-term and long-term deferred tax assets of $23.6 million. If we continue to incur net losses in the future and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets.

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

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These families allow us to produce products optimized for cost and functionality to support the broad range of applications that use nonvolatile memory products. SMPG revenues were $42.3 million for the third quarter of 2002, as compared to $43.4 million in the second quarter of 2002 and $36.2 million in the third quarter of 2001. The decrease in revenues from the second quarter of 2002 was primarily due to a decrease in average selling prices, offset by an increase in unit shipments. The increase in revenues from the third quarter of 2001 was primarily due to increased unit shipments, offset by decreased average selling prices. For the nine months ended September 30, 2002, SMPG revenues were $130.2 million, as compared to $115.9 million for the comparable period in 2001. The period to period increase in revenues was primarily due to increased unit shipments, offset by decreased average selling prices. Gross margin decreased from 9.2% in the second quarter of 2002 to 7.0% in the third quarter of 2002 primarily due to the decreased average selling prices and changes in product mix. Gross margin increased from negative 99.5% in the third quarter of 2001 to 7.0% in the third quarter of 2002 primarily due to inventory valuation adjustments to cost of sales during the third quarter of 2001 and changes in product mix. For the nine months ended September 30, 2002, gross margin was 12.1%, as compared to negative 23.8% for the comparable period in 2001. The period to period increase in gross margin was primarily due to inventory valuation adjustments to cost of sales during each of the first three quarters of 2001 and changes in product mix.

ASPG includes FlashBank, Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and LPC flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PC BIOS. ASPG also includes flash embedded controllers such as the FlashFlex51 controller and the ATA controller to address digital cameras, Internet appliances, PDAs, MP3 players, set-top boxes and other types of mass data storage applications. ASPG revenues were $15.5 million for the third quarter of 2002, as compared to $16.5 million in the second quarter of 2002 and $25.9 million in the third quarter of 2001. The decrease in revenues from both the second quarter of 2002 and third quarter of 2001 was primarily due to a decrease in unit shipments and a decrease in average selling prices. For the nine months ended September 30, 2002, ASPG revenues were $52.5 million, as compared to $75.5 million for the comparable period in 2001. The period to period decrease in revenues was primarily due to decreased average selling prices, offset by increased unit shipments. Gross margin decreased from 43.1% in the second quarter of 2002 to 39.8% in the third quarter of 2002 primarily due to changes in product mix. Gross margin increased from 37.2% in the third quarter of 2001 to 39.8% in the third quarter of 2002 primarily due to changes in product mix. For the nine months ended September 30, 2002, gross margin was 37.1%, as compared to 49.1% for the comparable period in 2001. The period to period decrease in gross margin was primarily due to changes in product mix and decreased average selling prices, offset by inventory valuation adjustments to cost of sales during the nine months ended September 30, 2001.

SPG includes ComboMemory, ROM/RAM Combos and other special flash products. SPG revenues were $1.7 million for the third quarter of 2002, as compared to $1.6 million in the second quarter of 2002 and $3.1 million in the third quarter of 2001. The increase in revenues from the second quarter of 2002 was primarily due to changes in product mix. The decrease from the third quarter of 2001 was primarily due to lower average selling prices and decreased unit shipments. For the nine months ended September 30, 2002, SPG revenues were $4.5 million, as compared to $6.6 million for the comparable period in 2001. The period to period decrease in revenues was primarily due to decreases in unit shipments and average selling prices. Gross margin increased from 7.7% in the second quarter of 2002 to 54.3% in the third quarter of 2002 and from negative 24.3% in the third quarter of 2001 to 54.3% in the third quarter of 2002 primarily due to changes in product mix. For the nine months ended September 30, 2002, gross margin was 40.4%, as compared to 14.1% for the comparable period in 2001. The period to period increase in gross margin was primarily due to inventory valuation adjustments to cost of sales during the nine months ended September 30, 2001 and changes in product mix.

Revenue and gross profit related to Technology Licensing was $8.3 million for the third quarter of 2002, $8.0 million for the second quarter of 2002 and $9.0 million for the third quarter of 2001. For the nine months ended September 30, 2002, revenue and gross profit related to Technology Licensing was $24.6 million, as compared to $25.2 million for the comparable period in 2001.

Related Party Transactions

The following table is a summary of our related party revenues and purchases for the quarter and nine months ended September 30, 2002, and our related party accounts receivable and payable balances as of September 30, 2002 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                                  Three Months Ended             Nine Months Ended
                                                  September 30, 2002            September 30, 2002
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd.                 $       392  $         --     $     1,348  $         --
Acer and related entities (1)                         45           232             891           721
Apacer Technology, Inc.                              229           321             656           467
Professional Computer Technology Limited              --            --             141            --
Silicon Professional Technology Ltd.              37,067            --         103,219            --
King Yuan Electronics Company, Limited                --         4,111              --        13,677
Powertech Technology, Incorporated                    --         1,399              --         6,151
                                              -----------  ------------     -----------  ------------
                                             $    37,733  $      6,063     $   106,255  $     21,016
                                              ===========  ============     ===========  ============

                                                   September 30, 2002
                                              -------------------------
                                                             Accounts
                                               Accounts    Payable and
                                              Receivable     Accruals
                                              -----------  ------------
Silicon Technology Co., Ltd.                 $       221  $         --
Acer and related entities (1)                         45           217
Apacer Technology, Inc.                              132           140
Professional Computer Technology Limited              --           132
Silicon Professional Technology Ltd.              25,048           991
King Yuan Electronics Company, Limited                --         4,639
Powertech Technology, Incorporated                    --         1,971
                                              -----------  ------------
                                             $    25,446  $      8,090
                                              ===========  ============

(1) Excludes Apacer Technology, Inc. balances

PCT continues to earn commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other manufacturer's representatives in Asia. In addition, we continue to pay SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring our inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

In August 2002, we made an additional investment of $181,000 in Apacer. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of approximately $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002. As of September 30, 2002, we owned approximately 9.8% of Apacer's outstanding shares.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $22.2 million for the nine months ended September 30, 2002 as compared to using cash of $54.7 million for the nine months ended September 30, 2001. The cash provided by operating activities for the nine months ended September 30, 2002 related primarily to non-cash adjustments of $32.3 million, primarily relating to provision for doubtful accounts receivable of $3.2 million, provision for excess and obsolete inventories and lower of cost or market of $6.8 million, provision for sales returns of $1.3 million, other expense of $7.8 million, deferred income taxes of $5.8 million and depreciation and amortization of $7.5 million, decreases in inventory of $8.5 million and accounts receivable from unrelated parties of $778,000 and increases in trade accounts payable from related and unrelated parties of $6.5 million. Cash provided by operating activities was reduced by our net loss of $7.4 million for the nine months ended September 30, 2002, an increase of $4.7 million in trade accounts receivable from related parties, an increase of $7.0 million in other current and non-current assets and decreases in accrued expenses and other liabilities of $4.9 million and deferred revenue of $1.8 million. The cash used in operating activities for the nine months ended September 30, 2001 related primarily to net loss of $19.9 million, increases in inventory of $119.2 million, accounts receivable from related parties of $9.2 million, deferred income taxes of $14.3 million and other assets of $1.0 million and decreases in trade accounts payable from related and unrelated parties of $14.5 million, accrued expenses of $15.4 million and deferred revenue of $1.5 million. Cash used in operating activities was reduced by a decrease in trade accounts receivable from unrelated parties of $47.2 million and non-cash adjustments of $78.9 million, primarily relating to depreciation and amortization, inventory write-downs and increased provisions for doubtful accounts receivable and sales returns.

Investing activities. Our investing activities used cash of $11.8 million for the nine months ended September 30, 2002 as compared to using cash of $3.7 million for the nine months ended September 30, 2001. Investing activities in the nine months ended September 30, 2002 were primarily related to capital expenditures of approximately $3.4 million and net purchases of available-for-sale investments and restricted cash of $7.1 million. In addition, in the nine months ended September 30, 2002, we invested $964,000 in Insyde Software Corporation, a privately held Taiwanese company, and made additional investments of $179,000 in PCT and $181,000 in Apacer. In the nine months ended September 30, 2001, investing activities were primarily related to a $50.0 million equity investment in Grace Semiconductor Manufacturing Corporation, a Cayman Islands company with operations in China, a $2.1 million investment in a production subcontractor and approximately $12.6 million spent in capital expenditures, offset by net sales and maturities of available-for-sale investments of approximately $60.9 million.

Financing activities. Our financing activities provided cash of approximately $3.6 million during the nine months ended September 30, 2002 as compared to $4.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the cash provided was primarily from $4.0 million of common stock issued under the employee stock purchase plan and the exercise of employee stock options, offset by $234,000 in loan repayments. The cash provided for the first nine months of 2001 was primarily from the issuance of common stock for $3.4 million and $1.8 million related to a loan from a landlord, offset by $187,000 in loan repayments.

We terminated our line of credit on July 12, 2002.

In July 2002, we posted a bond in the amount of $36.5 million for the Atmel litigation. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of September 30, 2002, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Principal sources of liquidity as of September 30, 2002 consisted of $151.1 million of cash, cash equivalents, short and long-term available-for-sale investments.

Purchase Commitments. In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor to secure increased wafer capacity in 2002 and 2003. The prepayment will be applied against inventory material purchases. As of September 30, 2002, we had prepaid a total of $5.0 million towards this commitment, which is included in other current assets on the balance sheet. Under the agreement, we have a remaining commitment of $45.0 million. However, at this time we are in the process of renegotiating this agreement and expect that this commitment will no longer be required. In addition, as of September 30, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $25.7 million for delivery in 2002.

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

Future payments due under building lease and purchase commitments as of September 30, 2002 (in thousands):

                                               Building     Purchase
                                                 Lease     Commitments      Total
                                              -----------  -----------   -----------
2002                                         $     1,248  $    70,712   $    71,960
2003                                               5,102           --         5,102
2004                                               5,221           --         5,221
2005                                               3,624           --         3,624
2006                                               2,468           --         2,468
Thereafter                                         8,647           --         8,647
                                              -----------  -----------   -----------
                                             $    26,310  $    70,712   $    97,022
                                              ===========  ===========   ===========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporations Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program was recently extended until October 31, 2003 and will stay in effect unless earlier revoked by our board of directors. As of September 30, 2002, no shares had been purchased under this program.

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

Although we were profitable in 2000 and in the first quarter of 2002, we incurred net losses for 1998, 1999, 2001 and in the second and third quarters of 2002. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

  the availability, timely delivery and cost of wafers or other manufacturing and assembly services from our suppliers;
  competitive pricing pressures and related changes in selling prices;
  fluctuations in manufacturing yields and significant yield losses;
  new product announcements and introductions of competing products by us or our competitors;
  product obsolescence;
  lower of cost or market, obsolescence or other inventory adjustments;
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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks on September 11, 2001 has resulted in a substantial increase to our business insurance costs. In addition, there is considerable public debate as to whether to require companies to record compensation expense on stock option grants. Such requirements, if enacted, would substantially increase our operating costs and impact our earnings per share.

We incurred significant inventory valuation adjustments in 2001 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2002, we had $92.9 million of inventory on hand, a decrease of $15.3 million, or 14.2%, from December 31, 2001. Total valuation adjustments to inventory were $72.2 million in 2001. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one or two years old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one or two years, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped for the first nine months of 2002 from the first nine months of 2001, our revenues declined in the first nine months of 2002 when compared to the first nine months of 2001 due to decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2000, 2001 and first nine months of 2002, our export product and licensing revenues accounted for approximately 84.3%, 90.3% and 92.1% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

In addition, we have made equity investments in companies with operations in China, Japan and Taiwan. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to foreign exchange rates and the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results. For example, in the third quarter of 2002, we determined that a decline in the value of our investment in Apacer was other than temporary and we wrote down the value of our investment by $7.8 million.

We derived 77.6%, 80.7% and 88.5% of our net product revenues from Asia during 2000, 2001 and the first nine months of 2002, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we may be impacted by political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Additionally, we believe the economic uncertainty fueled by the September 11, 2001 terrorist attacks in the United States has caused our customer base to become more cautious. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results, and stock price.

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

Since March 2001, we have been out-sourcing our customer service logistics in Taiwan and other parts of Asia to Silicon Professional Technology Ltd., or SPT. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and selected end customers throughout Asia. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2001 and the nine months ended September 30, 2002, SPT serviced end customer sales accounting for 30.3% and 55.1% of our net product revenues recognized, respectively.

Product shipments to Asia accounted for 77.6%, 80.7% and 88.5% of net product revenues for 2000, 2001 and the nine months ended September 30, 2002, respectively. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2001.

We ship to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our logistics center, stocking representatives and distributors reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our net product revenues in 2000, 2001 or the nine months ended September 30, 2002.

No single customer, which we define as an OEM, ODM, CEM, or end user that purchases product directly from us or through our logistics center, represented 10.0% or more of our net product revenues during 2000, 2001 or the nine months ended September 30, 2002.

We do not have any long-term contracts with SPT or PCT, and SPT or PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which would harm our business.

The loss of our relationship with any stocking representative, logistics center or distributor could harm our operating results by impairing our ability to sell our products to our end customers.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by four foundries, TSMC in Taiwan, Sanyo and Seiko-Epson in Japan, and Samsung in Korea. We anticipate that these foundries, together with Nanya and Vanguard in Taiwan and Oki in Japan, will manufacture the majority of our products in 2002. On March 6, 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. We anticipate that GSMC will begin to manufacture some of our products in 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

Manufacturing capacity has in the past been difficult to secure and if capacity constraints arise in the future our revenues may decline.

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity available to us will be sufficient through 2003. However, events that we have not foreseen could arise which would limit our capacity. We have a remaining commitment to prepay a total of $45.0 million, subject to certain economic and business conditions, to secure increased wafer capacity in 2002 and 2003. However, at this time we are in the process of renegotiating this agreement and expect that this commitment will no longer be required. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

'

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

In addition, we may in the future experience direct competition from our foundry partners. We have licensed to our foundry partners the limited rights to fabricate products based on our technology and circuit design, and to sell such products worldwide, subject to our receipt of royalty payments.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 54 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

In the past we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and sued Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending these lawsuits. We settled with Intel in May 1999, with Winbond in October 2000, and the Atmel litigation is ongoing.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. A jury recently found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002 we filed our opening brief in that appeal. Briefing is scheduled to conclude by the end of 2002 with a decision expected sometime in mid-to-late 2003. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. We have incurred certain amounts associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

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

Our growth has placed a significant strain on our management systems and resources and if we fail to manage future growth, our ability to market, sell our products or develop new products may he harmed.

Our business has experienced rapid growth which strained our internal systems and future growth will require us to continuously develop sophisticated information management systems in order to manage the business effectively. We are currently implementing a supply-chain management system and a vendor electronic data interface system. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address our expected growth, or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998, and more recently in late 2000 through the first nine months of 2002. These downturns are characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through the first nine months of 2002 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million due to an other than temporary decline in its market value. As of September 30, 2002, the recorded value of our KYE investment was approximately $1.7 million, which represented the fair market value as of the balance sheet date. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of September 30, 2002, the recorded value of our Apacer investment was approximately $4.4 million. We also have equity investments in companies with operations in China, Japan and Taiwan with recorded values as of September 30, 2002 of approximately $50.0 million, $0.9 million and $9.7 million, respectively.

At any time, fluctuations in interest rates could effect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of September 30, 2002, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of September 30, 2002 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Short-term available-for-sale investments - fixed rate                    $  63,499      1.9%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate          1,973      1.9%
  Cash and cash equivalents - variable rate                                   120,630      1.0%
                                                                             ---------
                                                                            $ 186,102      1.3%
                                                                             =========

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, there will not be any impact on our ability to sell any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002 we filed our opening brief in that appeal. Briefing is scheduled to conclude by the end of 2002 with a decision expected sometime in mid-to-late 2003. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of September 30, 2002, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Trial on the '903 patent was severed and heard before a jury beginning on July 29, 2002. The jury was unable to unanimously decide whether the `903 patent is valid, and a mistrial was declared. Atmel has not yet indicated whether it will seek another trial. The Court has ruled that we infringed that patent, so if the jury finds the patent valid, it will assess what, if any, damages are due Atmel.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain amounts associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

  We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2001.

  Exhibit 99.1 Certification of President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of November, 2002.

SILICON STORAGE TECHNOLOGY, INC.

By: /s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

CERTIFICATIONS

Certification of President and Chief Executive Officer
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

I, Bing Yeh, certify that:

  I have reviewed this quarterly report on Form 10-Q of Silicon Storage Technology, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BING YEH
Bing Yeh
President and Chief Executive Officer

Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

I, Jeffrey L. Garon, certify that:

  I have reviewed this quarterly report on Form 10-Q of Silicon Storage Technology, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration, Chief Financial Officer and Secretary