Form 10-K
period 2002-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2003-03-21
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, no par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes [X]     No [     ]

      Aggregate market value of the voting stock held by non-affiliates of SST as of June 28, 2002: $617,946,000 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date, February 28, 2003: 94,240,712.

      Documents incorporated by reference: Exhibits previously filed as noted on page 41. Part III - A portion of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2002
TABLE OF CONTENTS

PART I

Item 1. Business

Overview

We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets.

We offer over 90 products based on our SuperFlash design and manufacturing process technology. Our customers include: 3Com, Apple, Asustek, BenQ, Cisco, Dell, First International Computer, or FIC, Gigabyte, Huawei, Hyundai, Infineon, Intel, IBM, Inventec, Legend, LG Electronics, or LG, Motorola, National Semiconductor, NEC, Nintendo, Nortel, Panasonic, Philips, Quanta, Samsung, Sanyo, Seagate, Siemens, Sony, Sony Ericsson, Texas Instruments and VTech.

We also license our SuperFlash technology to leading semiconductor companies including Analog Devices, Advanced Technology Materials, Inc., or ATMI, IBM, Motorola, National Semiconductor, NEC, Oki, Samsung, Sanyo, Seiko-Epson, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC and Winbond for applications in semiconductor devices that integrate flash memory with other functions on a single chip.

Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung, Sanyo, Seiko-Epson, TSMC and Yasu Semiconductor Corporation, or Yasu. We also work with Oki, Samsung, TSMC and Vanguard to develop new technology for manufacturing our products.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future.

We derived 88.5% of our net product revenues during 2002 and 80.7% of our net product revenues during 2001 from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Industry Background

Semiconductor integrated circuits are critical components used in an increasingly wide variety of applications, such as computers and computer systems, communications equipment, consumer products and industrial automation and control systems. As integrated circuit performance has increased and size and cost have decreased, the use of semiconductors in these applications has grown significantly. According to a December 2002 Dataquest report, worldwide semiconductor device revenue was $153 billion in 2002 and is expected to grow to $251 billion in 2006.

Historically, the demand for semiconductors has been driven by the PC market. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors that are used in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, wireless local area network, or LAN, devices, cellular phones and pagers. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, personal data assistants, or PDAs, set-top boxes, CD-ROM drives and Global Positioning System, or GPS, navigation systems. In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. In PCs, this program code, called BIOS, initiates the loading of the PC's operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, mostly in flash memory. As a result, virtually all digital electronic systems that use a processor or controller for computing, consumer, communications, and industrial applications require nonvolatile memory.

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

Flash memory is the predominant re-programmable nonvolatile memory device used to store program code. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to a December 2002 Dataquest report, worldwide flash memory revenue was $8 billion in 2002 and is expected to grow to $15 billion by 2005.

Our Solution

We are a leading supplier of flash memory semiconductor devices addressing the needs of high volume electronic applications. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. In addition, we believe SuperFlash has benefits that include high reliability, fast, fixed erase time, the ability to be scaled to a smaller size and a low-cost manufacturing process. Many leading technology companies use our technology in their products including 3Com, Apple, Asustek, BenQ, Cisco, Dell, FIC, Gigabyte, Huawei, Hyundai, Infineon, Intel, IBM, Inventec, Legend, LG, Motorola, National Semiconductor, NEC, Nintendo, Nortel, Panasonic, Philips, Quanta, Samsung, Sanyo, Seagate, Siemens, Sony, Sony Ericsson, Texas Instruments and VTech. We offer over 90 products based on our proprietary SuperFlash design and manufacturing process technology. These products are produced to meet the needs of a wide range of digital consumer, networking, wireless communications and Internet computing markets. Our product offerings include standard flash products, application specific memory products, embedded controllers and mass data storage products. Our memory devices have densities ranging from 256 Kbit to 32 Mbit and are generally used for the storage of program code. Our flash embedded microcontrollers support concurrent flash read-while-write operations using In-Application Programming, or IAP. Our mass data storage products are used for storing images, music and other data in devices such as digital cameras and MP3 players.

Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Samsung, Sanyo, Seiko-Epson, TSMC and Yasu. We also work with Oki, Samsung, TSMC and Vanguard to develop new technology for manufacturing our products.

We license our SuperFlash technology to leading semiconductor companies including Analog Devices, ATMI, IBM, Motorola, National Semiconductor, NEC, Oki, Samsung, Sanyo, Seiko-Epson, TSMC and Winbond for applications in semiconductor devices that integrate flash memory with other functions on a single chip.

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

Continuing to enhance our leading flash memory technology. We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology by working closely with technology partners who own wafer fabrication facilities with advanced lithographic and other manufacturing equipment.

Introducing new products based on SuperFlash. We intend to introduce new standard memory and various application specific products. We continue to develop and expand our ComboMemory family. ComboMemory is a new class of devices for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic device or multiple dies in a common package with optimized performance. We also continue to expand our flash microcontroller family and Advanced Technology Architecture, or ATA, controller products. In 2002, we continued to expand our family of serial flash products which now includes densities of 512kbit, 1Mbit, 2Mbit and 4Mbit. For PC BIOS applications, we are expanding our LPC Firmware Flash product offering to match all the densities offered in our Firmware Hub, or FWH, products.

Maintaining a leading position in licensing embedded flash technology. We believe that SuperFlash technology is well-suited for embedded memory applications, which integrate flash memory and other functions onto a monolithic chip. We intend to continue to license SuperFlash technology to semiconductor manufacturers for embedded flash applications, to enhance our technology and to facilitate integration at higher densities and higher levels of complexity.

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

Leveraging our leading SuperFlash technology to become a premier provider of wireless memory solutions. We intend to leverage our leading SuperFlash technology to provide products for wireless memory applications such as cellular phones, GPS, wireless LAN, Bluetooth, data pagers and cordless telephones. We have designed low-density flash products for wireless modems, wireless LANs, data pagers, Bluetooth modules and cordless telephones, and we are currently designing higher density products for the cellular phone market. We intend to continue to develop our products to take advantage of the significant growth opportunities in the wireless memory applications market with specific focus on cellular phone, GPS, wireless LAN and Bluetooth applications.

Our Flash Products

Currently, we offer low and medium density devices (256 Kbit to 32 Mbit) that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are segmented largely based upon attributes such as density, voltage, access speed, package and target application. We divide our products into three distinct reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG.

SMPG. SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost, functionality and quality to support a broad range of mainstream applications that use nonvolatile memory products.

ASPG. ASPG includes Concurrent SuperFlash, Serial Flash, FWH and Low Pin Count, or LPC, flash memory products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PCs. ASPG also includes flash embedded controllers such as the FlashFlex51 flash microcontroller and the ATA flash disk controller to address consumer, industrial and mass data storage applications.

SPG. SPG includes ComboMemory, ROM/RAM Combos and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless modems, MP3 systems, pagers and digital organizers.

Financial information by reportable segment is contained in Note 12 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Technology Licensing

We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2002, we held 55 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2008 to 2021, and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and Canada and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada.

Customers

We provide high-performance flash memory solutions to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide memory components for consumer companies including Bang & Olufsen, BenQ, Creative Technologies, Hitachi, Infineon, JVC, LG, Nintendo, Panasonic, Philips, Samsung, Sanyo, Sharp, Sony, Sony Ericsson, Thomson Multimedia, TiVo and Yamaha. In networking, we provide memory components for 3Com, Cisco, E-tech, Intel and Nortel. In wireless communications, we provide products for companies including Bang & Olufsen, LG, Maxon, RTX, Vtech and Wistron. In Internet computing, we provide a wide array of memory components for companies including Asustek, Compal, Dell, FIC, Gigabyte, HP, IBM, Inventec, LG, Mitac, Quanta, Samsung, Trigem Computer Inc. and Wistron.

The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped or license revenue is generated.

                                                  Year ended December 31,
                                              --------------------------------
                                                2000        2001       2002
                                              ---------  ----------  ---------
United States............................... $  76,898  $   28,592  $  21,871
Europe......................................    28,376      21,332     10,599
Japan.......................................    66,635      23,549     28,465
Korea.......................................    42,986      22,039     30,321
Taiwan......................................   133,677     110,847     91,219
China (including Hong Kong).................    90,839      57,146     70,609
Other Asian countries.......................    48,102      28,157     21,574
Rest of world...............................     2,748       2,368         --
                                              ---------  ----------  ---------
                                             $ 490,261  $  294,030  $ 274,658
                                              =========  ==========  =========

Sales and Distribution

We sell a majority of our products to customers in Asia through our manufacturers' representatives. We distribute a majority of our products through our logistics center. We also sell and distribute our products in North America and Europe through manufacturers' representatives and distributors. Our manufacturer representative and distributor relationships are generally cancelable, with reasonable notice, by the other party or us.

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
---------------------------------- ----------------- ----------------- ----------------
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
                   Memory Cards                                        Thin Client System

Manufacturing

We purchase wafers and sorted die from semiconductor manufacturing foundries, have this product shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

Wafer and Sorted Die. During 2002, our major wafer fabrication foundries were TSMC, Sanyo, Samsung and Seiko-Epson. In 2002, wafer sort, which is the process of taking silicon wafers and separating them into individual die, was performed at Acer Testing, Inc., King Yuan Electronics Company, Limited, or KYE, Lingsen, Samsung, Sanyo, Seiko-Epson and TSMC. Although capacity is not guaranteed, under these arrangements, we generally receive preferential treatment regarding wafer pricing and capacity. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. In the first quarter of 2001, we invested $50.0 million in Grace Manufacturing Semiconductor Corporation, or GSMC. GSMC is located in Shanghai, People's Republic of China. GSMC is funded mostly by investors who reside outside of China. We anticipate that GSMC will begin to manufacture some of our products during 2003.

Packaging, Testing and Finishing. In the assembly process, the individual dies are assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our domestic or international subcontracted test facilities or at our test facilities in Sunnyvale, California before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2002, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2000, 2001 and 2002, we spent $41.5 million, $50.4 million and $47.1 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low to medium density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Advanced Micro Devices, or AMD, Atmel, Intel, Macronix, STMicroelectronics and Winbond. Our high-density memory products, if developed, may compete with products offered by AMD, Atmel, Fujitsu, Intel, Mitsubishi, Samsung, Sharp Electronics and Toshiba. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

The competition in the existing markets for some of our product families, such as the FlashFlex51 microcontroller product family and the ADC, ADM, and CompactFlash Card product families, is extremely intense. We compete principally with major companies such as Atmel, Intel, Microchip Technology, Motorola and Philips in the microcontroller market and with Hitachi, M-Systems and SanDisk in the memory card and memory module market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to each foundry the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us.

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

Employees

As of December 31, 2002, we employed 500 individuals on a full-time basis, all but 59 of whom reside in the United States. Of these 500 employees, 77 were employed in manufacturing support, 278 in engineering, 65 in sales and marketing and 80 in administration and finance. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers and Directors

The following table lists the names, ages and positions of our executive officers and directors as of December 31, 2002. There are no family relationships between any director or executive officer of SST. Executive officers serve at the discretion of our board of directors.

Name	Age	Position
Bing Yeh (1)(4) Yaw Wen Hu Derek Best Michael Briner Isao Nojima Paul Lui Jeffrey L. Garon Tsuyoshi Taira (1)(2)(3) Yasushi Chikagami (1)(2)(3) Ronald Chwang (1)(2)(3)	52 53 52 55 58 52 42 64 64 54

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

(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Stock Option Committee
(4) Sole Member of Non-Officer Stock Option Committee

Bing Yeh, one of our co-founders, has served as our President and Chief Executive Officer and has been a member of our board of directors since our inception in 1989. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer degree at Stanford University. Mr. Yeh holds a M.S. and a B.S. in Physics from National Taiwan University.

Yaw Wen Hu, Ph.D., joined us in July 1993 as Vice President, Technology Development. In 1997, he was given the additional responsibility of wafer manufacturing and, in August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. Dr. Hu has been a member of our board of directors since September 1995. From 1990 to 1993, Dr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelic Corporation. From 1978 to 1985, he worked as a senior development engineer in Intel Corporation's Technology Development Group. Dr. Hu holds a B.S. in Physics from National Taiwan University and a M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

Derek Best joined us in June 1997 as Vice President of Sales and Marketing. In June 2000 he was promoted to Senior Vice President, Sales & Marketing. Prior to joining SST he worked for Micromodule Systems, a manufacturer of high-density interconnect technology, as vice president marketing and sales world wide from 1992 to 1996. From 1987 to 1992 he was a co-founder and owner of Mosaic Semiconductor, a SRAM and module semiconductor company. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

Michael Briner joined us as Vice President, Design Engineering in November 1997, and became Vice President, Products during 1999. He was promoted to Senior Vice President of Application Specific Product Group in February 2001. From 1993 to 1997, he served as vice president of design engineering for Micron Quantum Devices, Inc., a subsidiary of Micron Technology, Inc., chartered to develop and manufacture flash memory products. From 1986 through 1992, he served as director of design engineering for the Nonvolatile Division of Advanced Micro Devices, Inc. In this position, he was instrumental in helping AMD become a major nonvolatile memory manufacturer. Mr. Briner holds a B.S. in Electrical Engineering from the University of Cincinnati.

Isao Nojima joined us as Vice President, Memory Design and Product Engineering in March 1993 and became Vice President, Advanced Development in July 1997. He became Vice President of Standard Memory Product Group in July 2000. From 1990 to 1993, Mr. Nojima served as director of design engineering of Pioneer Semiconductor Corporation, now called Pericom, a manufacturer of semiconductors. From 1980 to 1990, he served as design manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a senior design engineer for Intel Corporation. From 1969 to 1976, he was a senior researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and a M.S. in Electrical Engineering from Osaka University in Japan.

Paul Lui joined us as Vice President and General Manager of the Linvex Product Line in June 1999 and became Vice President, Special Product Group in June 2001. From 1994 to 1999, he was the president and founder of Linvex Technology Corporation. From 1987 to 1994, he was the president and chief executive officer of Macronix, Inc. From 1981 to 1985, he served as group general manager at VLSI Technology, Inc. where he was responsible for transferring that company's technology to Korea. In addition, Mr. Lui has held senior engineering positions at the Synertek Division of Honeywell and McDonnell Douglas. Mr. Lui holds a M.S.E.E. degree from University of California, Berkeley and a B.S. degree in Electrical Engineering and Mathematics from California Polytechnic State University, San Luis Obispo.

Jeffrey L. Garon joined us as Chief Financial Officer and Vice President, Finance and Administration and Secretary in March 1998. From 1994 to 1998, Mr. Garon served as president and senior operating officer of the Garon Financial Group, Inc., a venture capital and venture consulting firm specializing in start-ups, turnarounds and restarts. From 1993 to 1994, he served as a vice president and chief financial officer of Monster Cable

Products, Inc., a leading provider of audio cables and supplies to consumers and the consumer electronic retail channel. Prior to 1993, Mr. Garon held senior financial positions with Visual Edge Technology, Inc., a provider of large format digital imaging systems, Oracle Corporation, Ashton-Tate Corporation and Teledyne Microelectronics. Mr. Garon holds a B.S. in Business Administration Finance from California State University, Northridge and a M.B.A. from Loyola Marymount University.

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

Yasushi Chikagami has been a member of our board of directors since September 1995. Mr. Chikagami has been chairman of Arise, Inc since 2000. Mr. Chikagami has also served as director of World Peace Group International Ltd. since 2002 and Trident Microsystems, Inc. since 1993. Mr. Chikagami holds a B.S. in Agricultural Engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

Ronald Chwang, Ph.D., has been a member of our board of directors since June 1997. Dr. Chwang has been the Chairman and President of Acer Technology Ventures, America, a venture capital management company, since 1997. Dr. Chwang currently serves actively on the board of directors of several private companies. He also serves on the board of ALi Corporation (previously called Acer Laboratories Inc.), Ambit Microsystems Corp. in Taiwan and ATI Technologies Inc. in Canada since February 2003. From 1986 to 1997, Dr. Chwang was with various Acer entities, serving in executive positions leading business units engaged in ASIC products, computer peripherals, and Acer-Altos server system, including from 1992 to 1997 as president and chief executive officer of Acer America Corporation. Before joining the Acer entities, Dr. Chwang worked for several years in development and management positions at Intel in Oregon and Bell Northern Research in Ottawa, Canada. Dr. Chwang holds a B.S. in Electrical Engineering from McGill University and a Ph.D. in Electrical Engineering from the University of Southern California.

Available Information

We were incorporated in California in 1989. We make available free of charge on or through our Internet website, http://www.sst.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

As of January 31, 2003, we leased six major facilities totaling approximately 188,000 square feet in Sunnyvale, California in which our executive offices, principal manufacturing engineering, research and development and testing facilities are located. In Sunnyvale we currently occupy five of these facilities totaling approximately 168,000 square feet. The leases on five facilities expire in 2005 and the lease on one facility expires in 2010. We also have approximately 20,000 square feet of office space in various international sites with expiration dates ranging from 2003 to 2012. We believe these facilities are adequate to meet our needs for at least the next 12 months.

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. As discussed below, as the result of a ruling in another case, Atmel has withdrawn its allegations as to another patent ("the '747 patent"). At this point, three patents remain at issue in Atmel's District Court case against us ("the '811, '829 and '903 patents"). As all of these patents have expired, Atmel cannot obtain an injunction against the sale of our products.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. The Court of Appeals will likely schedule oral arguments sometime in 2003. We do not expect a decision until sometime in mid-to-late 2003. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of December 31, 2002, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Trial on the '903 patent was severed and heard before a jury beginning on July 29, 2002. The court ruled that we infringed that patent, so the jury was asked to decide whether the patent is valid and, if so, assess what, if any, damages are due Atmel. The jury was unable to unanimously decide whether the '903 patent is valid, and a mistrial was declared. The Court denied Atmel's request to schedule a retrial until the appeals of the verdict regarding the '811 and '829 patents are decided.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

Price Range of Common Stock

The principal U.S. market for our Common Stock is The Nasdaq Stock Market's National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on The Nasdaq Stock Market's National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by The Nasdaq Stock Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our Common Stock on December 31, 2002, the last trading day in 2002, was $4.04.

2001		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2001 April 1 - June 30, 2001 July 1 - September 30, 2001 October 1 - December 31, 2001	$ 19.00 12.01 10.09 14.02	$ 8.63 5.90 4.03 4.35
2002		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2002 April 1 - June 30, 2002 July 1 - September 30, 2002 October 1 - December 31, 2002	$ 11.25 12.51 7.32 7.50	$ 6.52 7.80 3.91 2.90
2003		High Close	Low Close
First Quarter:	January 1 - March 14, 2003	$ 4.78	$ 2.25

Approximate Number of Equity Security Holders

As of December 31, 2002, there were approximately 255 record holders of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock and we intend to continue to retain earnings, if any, to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Compensation - Equity Compensation Plan Information," and is incorporated by reference into this report. All of our equity compensation plans have been approved by our shareholders.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this report. Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net income (loss).

                                                              Year ended December 31,
                                               -----------------------------------------------------
                                                 1998       1999       2000       2001       2002
                                               ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues:
    Product revenues - unrelated parties..... $  51,611  $  99,769  $ 408,708  $ 168,593  $ 100,620
    Product revenues - related parties.......    15,264     18,473     66,608     90,025    143,401
    License revenues.........................     2,536      6,552     14,945     35,412     30,637
                                               ---------  ---------  ---------  ---------  ---------
      Total net revenues.....................    69,411    124,794    490,261    294,030    274,658
Cost of revenues.............................    62,703     94,652    264,139    248,161    206,246
                                               ---------  ---------  ---------  ---------  ---------
Gross profit.................................     6,708     30,142    226,122     45,869     68,412
                                               ---------  ---------  ---------  ---------  ---------
Operating expenses:
    Research and development.................    14,527     18,199     41,535     50,380     47,069
    Sales and marketing......................     7,290     10,576     27,968     26,794     25,498
    General and administrative...............     4,592      3,800     14,966     17,855     17,097
    Other....................................        --      2,011      3,911      1,346         --
                                               ---------  ---------  ---------  ---------  ---------
      Total operating expenses...............    26,409     34,586     88,380     96,375     89,664
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) from operations................   (19,701)    (4,444)   137,742    (50,506)   (21,252)
Interest and other income....................     1,573        730     10,510      7,350      3,197
Interest expense.............................       (31)      (214)      (691)      (338)      (214)
Impairment of equity investments.............        --         --         --     (3,274)    (7,757)
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for
    (benefit from) income taxes..............   (18,159)    (3,928)   147,561    (46,768)   (26,026)
Provision for (benefit from) income taxes....      (571)        88     41,813    (17,772)   (10,931)
                                               ---------  ---------  ---------  ---------  ---------
Net income (loss)............................ $ (17,588) $  (4,016) $ 105,748  $ (28,996) $ (15,095)
                                               =========  =========  =========  =========  =========
Net income (loss) per share - basic.......... $   (0.26) $   (0.06) $    1.23  $   (0.32) $   (0.16)
                                               =========  =========  =========  =========  =========
Net income (loss) per share - diluted........ $   (0.26) $   (0.06) $    1.13  $   (0.32) $   (0.16)
                                               =========  =========  =========  =========  =========

Consolidated Balance Sheet Data:
Total assets................................. $  56,138  $  88,806  $ 512,590  $ 446,760  $ 440,606
                                               =========  =========  =========  =========  =========
Long-term obligations........................ $     663  $     446  $     279  $   1,793  $   1,873
                                               =========  =========  =========  =========  =========
Shareholders' equity......................... $  38,030  $  41,015  $ 416,635  $ 391,411  $ 381,851
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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 77.6%, 80.7% and 88.5% of our net product revenues during 2000, 2001 and 2002, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 19.3%, 31.5% and 36.8% of our net product revenues in 2000, 2001 and 2002, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2000, 2001 and 2002.

Since March 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions."

Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2001 and 2002, SPT serviced end customer sales accounting for 29.7% and 57.4% of our net product revenues recognized. We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our end customer sales in 2000, 2001 or 2002.

As of December 31, 2001, SPT, our logistics center, represented 48.8% of our accounts receivable and Actron Technology Co., a stocking representative, represented 21.9% of our accounts receivable. As of December 31, 2002, SPT represented 68.5% of our accounts receivable.

Results of Operations: Years Ended December 31, 2000, 2001 and 2002

Net Revenues

Net revenues were $274.7 million in 2002 compared to $294.0 million in 2001 and $490.3 million in 2000. Net revenues for 2002 decreased compared to 2001 primarily due to decreased average selling prices for our products, partially offset by increased unit shipments. Net revenues decreased from 2000 to 2001 due to decreased unit shipments of our products and due to decreased average selling prices. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and changes in general economic conditions.

Product Revenues. Product revenues were $244.0 million in 2002, $258.6 million in 2001 and $475.3 million in 2000. Product revenues for 2002 decreased compared to 2001 primarily due to decreased average selling prices by approximately 36.5%, partially offset by increased unit shipments of our products by approximately 31.6%. The decrease from 2000 to 2001 was primarily due to decreased unit shipments of our products by approximately 15.8% and decreased average selling prices for our products of approximately 29.1%. Shipping volumes fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $30.6 million in 2002, $35.4 million in 2001 and $14.9 million in 2000. On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. During 2000 and 2001, Winbond paid us $10.4 million and $20.0 million, respectively, under a settlement agreement. No further back royalty payments are required after 2001 under this legal settlement. Although the settlement payments have ceased, Winbond continues to pay royalties. The decrease from 2001 to 2002 was primarily due to the termination of license fees received as part of our legal settlement with Winbond during 2001, offset by increases in upfront license fees and royalty payments received from our licensees during 2002. The increase from 2000 to 2001 was primarily due to license fees received from Winbond as part of a legal settlement totaling $20.0 million in 2001. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $68.4 million, or gross margin of 24.9% of net revenues, in 2002, $45.9 million, or 15.6% of net revenues, in 2001, and $226.1 million, or 46.1% of net revenues, in 2000. The increase in gross profit in 2002 when compared to 2001 is due primarily to a $72.2 million inventory valuation adjustment recorded in 2001. Gross profit in 2002 was reduced by decreases in average selling prices by approximately 36.5% and decreases in license revenues by $4.8 million. Gross profit decreased from 2000 to 2001 primarily due to inventory valuation adjustments of $72.2 million recorded in 2001, decreases in unit shipments by approximately 15.8%, decreases in average selling prices by approximately 29.1% and increases in anticipated warranty costs. In 2002, we recorded inventory valuation adjustments of $8.3 million. In 2000, we wrote down $4.3 million of inventory related to lower of cost or market and products that we determined to be excess or obsolete. Product gross margin was 15.5% in 2002, compared to 4.0% in 2001 and 47.6% in 2000. The increase in product gross margin from 2001 to 2002 relates to a $72.2 million inventory valuation adjustment recorded in 2001. Gross margin in 2002 was reduced by decreased average selling prices of our products by approximately 36.5%. The decrease in product gross margin from 2000 to 2001 was primarily due to decreased average selling prices of our products by approximately 29.1% and a $72.2 million inventory valuation adjustment recorded in 2001. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2001 and 2002 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative and other expenses. Operating expenses were $89.7 million, or 32.6% of net revenues, in 2002, as compared to $96.4 million or 32.8% of net revenues, in 2001, and $88.4 million, or 18.0% of net revenues, in 2000. The decrease from 2001 was primarily due to decreases of $2.3 million in wafer and mask expenses, $2.5 million in non-production engineering material expenses and $1.9 million in commissions expenses. The increase from 2000 to 2001 was due to hiring additional personnel, development of new products, improvements in our infrastructure, an increase in our bad debt expense, and an increase in our legal expenses in connection with the Atmel litigation, offset by the lack of profit sharing expenses. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative activities, and that these expenses may increase in dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $47.1 million, or 17.1% of net revenues, in 2002, as compared to $50.4 million, or 17.1% of net revenues, in 2001, and $41.5 million, or 8.5% of net revenues, in 2000. Research and development expenses decreased from 2001 to 2002 by approximately 6.6% primarily due to decreases in wafer and mask expenses of approximately $2.3 million, non-production engineering material expenses of approximately $2.5 million and outside service expenses of approximately $910,000, offset by increased headcount and related costs of approximately $2.1 million. The increase in research and development expenses from 2000 to 2001 by approximately 21.3% was primarily due to increases in headcount and related costs of approximately $11.0 million, non-production engineering material expenses of approximately $2.6 million, depreciation related to purchases of new engineering equipment of $2.6 million, design costs of approximately $1.4 million and increased expenses related to engineering and mask costs of approximately $500,000, offset by a decrease in profit sharing expenses of approximately $8.9 million. We expect research and development expenses may increase in dollars.

Sales and marketing. Sales and marketing expenses consist primarily of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $25.5 million, or 9.3% of net revenues, in 2002, as compared to $26.8 million, or 9.1% of net revenues, in 2001, and $28.0 million, or 5.7% of net revenues, in 2000. The decrease in sales and marketing expenses from 2001 to 2002 by approximately 4.8% was primarily due to decreased commissions expenses for the current year of approximately $1.9 million primarily due to decreased product revenues and decreased marketing expenses of approximately $692,000, offset by increased headcount and related costs of approximately $1.2 million, including a $510,000 expense recorded for a bonus to our senior vice president of sales and marketing. The decrease in sales and marketing expenses from 2000 to 2001 by approximately 4.2% was primarily due to decreases in commissions of approximately $2.3 million and profit sharing expenses of approximately $2.8 million, offset by increases in headcount related costs of approximately $3.3 million and patent costs of approximately $756,000. We expect sales and marketing expenses may increase in dollars as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commissions expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $17.1 million, or 6.2% of net revenues, in 2002, as compared to $17.9 million, or 6.1% of net revenues, in 2001, and $15.0 million, or 3.1% of net revenues, in 2000. The decrease in general and administrative expenses from 2001 to 2002 by approximately 4.2% was primarily due to decreased professional service expenses of approximately $1.0 million and decreased bank fees of approximately $486,000, offset by increased bad debt expenses of approximately $795,000. General and administrative expenses increased from 2000 to 2001 by approximately 19.3% primarily due to increases in expenses related to bad debt expenses of approximately $1.8 million, headcount and related costs of approximately $2.0 million, and depreciation and amortization of approximately $838,000, offset by a decrease in profit sharing expenses of approximately $2.1 million. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses. There was no other operating expenses recorded in 2002. In 2001, other operating expenses of $1.3 million, or 0.5% of net revenues, was comprised of $590,000 related to an expense for impairment of intangible assets and a $756,000 period charge related to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost.

A charge of $3.9 million, or 0.8% of net revenues, in 2000, relates to the expense for in-process research and development incurred during the acquisition of Agate Semiconductor Inc. Refer also to Note 8 of the Notes to the Consolidated Financial Statements. The fair value of Agate's patents, workforce, and the technology then under development was determined by an independent appraiser using the income approach for the patents and technology and the cost approach for the workforce. The income approach discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis, adjusted upward by a premium of 20% to reflect additional risks inherent in the development life cycle. We believe that the pricing model relating to this acquisition is consistent within the high-technology industry. We do not expect to achieve a material amount of the expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings. In-process research and development valued at $3.9 million consisted of a single project to develop a high-density flash memory device targeted for high-density, mass data storage applications. At the time of the acquisition the estimated cost to complete the project was $2.0 to $3.0 million and the design of this device was approximately 50% complete. The risk adjusted discount rate relating to in-process technology was determined by the independent appraiser to be 40.5%. As of December 31, 2002, the design of this device was 100% completed.

We expected the project to be completed and to begin to generate cash flows within 12 to 18 months from the date of the acquisition. However, development of this flash memory device and its viability remained a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. Failure to bring this device to market in a timely manner could result in a lost opportunity to capitalize on emerging markets. Failure to achieve the expected levels of revenues and net income from this flash memory device may negatively impact the return on the investment expected at the time of the acquisition and potentially result in impairment of other assets related to the development activities.

During the quarter ended December 31, 2001, due to the delays in completing this first flash memory device using the Agate technology, we recorded an expense for impairment of intangible assets of $590,000. The assets related to patents acquired as part of the acquisition of Agate Semiconductor Inc. in December 2000. We reviewed the recoverability of the recorded amounts based on expected future cash flows (un-discounted and before interest) from use of these assets and then determined the impairment loss of $590,000 based on the difference between the net book value of the assets and the estimated fair value of the assets.

Interest and other income. Interest and other income was approximately $3.2 million, or 1.2% of net revenues, during 2002, as compared to $7.4 million, or 2.5% of net revenues, during 2001, and $10.5 million, or 2.1% of net revenues, during 2000. Interest income decreased in dollars from 2001 to 2002 primarily due to decreasing interest rates on invested cash. Interest income decreased from 2000 to 2001 due to a decrease in cash, cash equivalents and available-for-sale investments and due to declined interest rates.

Interest expense. Interest expense was approximately $214,000 during 2002 as compared to $338,000 during 2001 and $691,000 during 2000. Interest expense in 2002 and 2001 relates to interest and fees under our line of credit and to our notes payable. We terminated our line of credit in July 2002. Interest expense in 2000 relates to borrowing prior to the completion of a follow-on public offering and to fee activity under our line of credit.

Impairment of equity investments. In 2000, we acquired a 10.0% interest in Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for approximately $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and Board Director, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to impairment of equity investments of approximately $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

During 2001, KYE, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there had been a significant decline in the market value of the investment. We had concluded that the decline in value is "other-than-temporary" and a write down of $3.3 million was necessary as of December 31, 2001. The investment was written down to $1.3 million based on the quoted market price as of December 31, 2001. As of December 31, 2002, the recorded value of our KYE investment was approximately $1.4 million based on the quoted market price as of the balance sheet date.

Provision for (Benefit from) Income Taxes

Our income tax benefit of $10.9 million in 2002 consisted of a 42.0% tax rate on our loss before income taxes. In 2001, our income tax benefit of $17.8 million consisted of a 38.0% tax rate on loss before income taxes. This compares with provision for income taxes of approximately $41.8 million, or 28.3%, in 2000. In 2003, we plan to implement an international tax structure. We expect our tax rate for 2003 to be zero percent. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies. As of December 31, 2002, we have total short-term and long-term deferred tax assets of $22.3 million. If we continue to incur net losses in the future and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets. See Note 11 of the Notes to the Consolidated Financial Statements.

Segment Reporting

We manage our business in four reportable segments: SMPG, ASPG, SPG and Technology Licensing. Refer to Note 12 of the Notes to the Consolidated Financial Statements for revenue and gross profit information by reportable segment.

SMPG includes our three standard flash memory product families: the SSF family, the MPF family and the MTP family. SMPG revenues increased from $152.2 million in 2001 to $169.0 million in 2002 primarily due to increased unit shipments, offset by decreased average selling prices. Gross margin increased from negative 21.7% in 2001 to 7.5% in 2002 for this segment primarily due to the inventory valuation adjustments to cost of sales during 2001 and changes in product mix. SMPG revenues decreased from $401.2 million in 2000 to $152.2 million in 2001 due primarily to decreased unit shipments and lower average selling prices. Gross margin decreased from 42.5% in 2000 to negative 21.7% in 2001 for this segment primarily due to the inventory valuation adjustments to cost of sales during 2001, decreased unit shipments and decreased average selling prices.

ASPG includes Concurrent SuperFlash, Serial Flash, FWH and LPC flash products. ASPG also includes flash embedded controllers such as the FlashFlex51 flash microcontroller and the ATA controller. ASPG revenues decreased from $98.1 million in 2001 to $68.6 million in 2002 primarily due to decreased average selling prices offset by increased unit shipments. Gross margin decreased from 44.6% in 2001 to 34.3% in 2002 primarily due to decreased average selling prices and changes in product mix. ASPG revenues increased from $56.4 million in 2000 to $98.1 million in 2001 due primarily to increased unit shipments of our FWH products, which were introduced in early 2000. Gross margin decreased from 58.6% in 2000 to 44.6% in 2001 due to decreased average selling prices and inventory valuation adjustments to cost of sales in 2001.

SPG includes ComboMemory, ROM/RAM Combos and other special flash products. SPG revenues decreased from $8.2 million in 2001 to $6.4 million in 2002 primarily due to decreases in unit shipments and average selling prices. Gross margin increased from negative 4.8% in 2001 to 24.5% in 2002 for this segment due to changes in the mix of the types of products sold between the reporting periods and inventory valuation adjustments to cost of sales in 2001. SPG revenues decreased from $17.8 million in 2000 to $8.2 million in 2001 due primarily to decreased unit shipments and lower average selling prices. Gross margin decreased from 42.8% in 2000 to negative 4.8% in 2001 for this segment due to changes in the mix of the types of products sold between the reporting periods and inventory valuation adjustments to cost of sales in 2001.

Revenue and gross profit related to Technology Licensing was $30.6 million for 2002, $35.4 million for 2001 and $14.9 million for 2000. On October 1, 2000, we announced a settlement of our lawsuit with Winbond Electronics of Taiwan. During 2000 and 2001, Winbond paid us $10.4 million and $20.0 million, respectively, under a settlement agreement. No further back royalty payments are required after 2001 under this legal settlement. Although the settlement payments have ceased, Winbond continues to pay royalties. The decrease from 2001 to 2002 was primarily due to the termination of license fees received as part of our legal settlement with Winbond during 2001, offset by increases in upfront license fees and royalty payments received from our licensees during 2002. The increase from 2000 to 2001 was primarily due to license fee received from Winbond as part of a legal settlement totaling $20.0 million in 2001. We anticipate that license revenues will fluctuate significantly in the future.

Related Party Transactions

The following table is a summary of our related party revenues and purchases (in thousands):

                                                   Year Ended
                                                December 31, 2002
                                              ---------------------
                                              Revenues    Purchases
                                              ---------  ----------
Silicon Technology Co., Ltd................. $   2,089  $       --
Ambit Microsystems Corp.....................       269          --
Apacer Technology, Inc......................       899         588
Professional Computer Technology Limited....       141          --
Silicon Professional Technology Ltd.........   140,003          --
King Yuan Electronics Company, Limited......        --      18,163
Powertech Technology, Incorporated..........        --       8,378
                                              ---------  ----------
                                             $ 143,401  $   27,130
                                              =========  ==========

                                                   Year Ended
                                                December 31, 2001
                                              ---------------------
                                              Revenues    Purchases
                                              ---------  ----------
Silicon Technology Co., Ltd................. $   3,728  $       --
Acer and related entities (1)...............     5,129         290
Apacer Technology, Inc......................       280         626
Professional Computer Technology Limited....     4,019          --
Silicon Professional Technology Ltd.........    76,869          --
King Yuan Electronics Company, Limited......        --      21,827
Powertech Technology, Incorporated..........        --       9,031
                                              ---------  ----------
                                             $  90,025  $   31,774
                                              =========  ==========

                                                   Year Ended
                                                December 31, 2000
                                              ---------------------
                                              Revenues    Purchases
                                              ---------  ----------
Silicon Technology Co., Ltd................. $  12,047  $       --
Acer and related entities (1)...............    21,280           6
Apacer Technology, Inc......................       447           8
Ocean Contract Manufacturing Ltd............     1,441          --
Professional Computer Technology Limited....    22,348          --
King Yuan Electronics Company, Limited......        --      16,721
Powertech Technology, Incorporated..........     9,044       9,478
                                              ---------  ----------
                                             $  66,608  $   26,213
                                              =========  ==========

(1) Excludes Apacer Technology, Inc. balances.

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

                                                December 31, 2001      December 31, 2002
                                              ---------------------  ---------------------
                                                          Accounts               Accounts
                                              Accounts   Payable and Accounts   Payable and
                                              Receivable  Accruals   Receivable  Accruals
                                              ---------  ----------  ---------  ----------
Silicon Technology Co., Ltd................. $     192  $       --  $     459  $       --
Acer and related entities (1)...............       524          87         --          --
Ambit Microsystems Corp.....................       113          --         --          --
Apacer Technology, Inc......................       128          27        141         119
Professional Computer Technology Limited....        --         896         --          73
Silicon Professional Technology Ltd.........    19,839         863     24,648         432
King Yuan Electronics Company, Limited......        --       3,621         --       4,285
Powertech Technology, Incorporated..........        --       2,523         --       2,253
                                              ---------  ----------  ---------  ----------
                                             $  20,796  $    8,017  $  25,248  $    7,162
                                              =========  ==========  =========  ==========

(1) Excludes Ambit Microsystems Corp. and Apacer Technology, Inc. balances.

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for approximately $939,000 in cash. Bing Yeh our President, CEO and Board Director also is a member of Silicon Technology's board. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products to smaller customers. At December 31, 2002, our investment, which is carried at cost, represented approximately 9% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

Dr. Ronald Chwang, a member of our Board of Directors, is also a director of Ambit Microsystems Corp., which is a related entity of Acer Incorporated, or Acer.

In 2000, we acquired a 10% interest in Apacer for approximately $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh our President, CEO and Board Director also is a member of Apacer's board. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002, refer to Note 10 of the Notes to the Consolidated Financial Statements. At December 31, 2002, our investment represented approximately 10% of the outstanding equity of Apacer. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. Our purchases from Apacer are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in PCT, a privately held Taiwanese company, for approximately $1.5 million in cash. Bing Yeh our President, CEO and Board Director is also a member of PCT's board. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT.

PCT earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In 2000, 2001 and 2002 we paid sales commissions of approximately $2.0 million, $1.7 million and $2.3 million, respectively, to PCT.

In March 2001, PCT established a separate company and wholly-owned subsidiary, SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and must pay us whether or not they have collected the accounts receivable. We do not have any long-term contracts with SPT or PCT, and SPT and PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions which would harm our business. We are not obligated to provide SPT or PCT with any additional financing.

In 2000, we acquired a 1% interest in KYE, a publicly held Taiwanese company, which is a production subcontractor, for approximately $4.6 million in cash. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2001 and 2002. The investment was written down to $1.3 million during 2001 and is valued at $1.4 million as of December 31, 2002 based on the quoted market price as of the balance sheet date. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

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

In 2001, we acquired a 9% interest in GSMC, a privately held Cayman Islands company with operations in China, which is a wafer foundry under construction, for approximately $50.0 million in cash. Bing Yeh our President, CEO and Board Director also is a member of GSMC's board. This investment is carried at cost. We anticipate that GSMC will begin to manufacture some of our products during 2003. We do not have a long-term contract with GSMC to supply us with products. We are not obligated to provide GSMC with any additional financing.

Mr. Yasushi Chikagami, a member of our board of directors, is also a member of the board of directors of Ocean Automation Ltd. Ocean Automation Ltd. and certain of its affiliates, such as Ocean Contract Manufacturing Ltd, are our customers. Our sales to the Ocean entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers.

Critical Accounting Estimates

Our critical accounting estimates are as follows:

  Revenue recognition;
  Allowance for sales returns;
  Allowance for doubtful accounts;
  Allowance for excess and obsolete inventory and lower of cost or market;
  Warranty accrual;
  Litigation costs;
  Valuation of equity investments; and
  Accounting for income taxes.

Revenue recognition. Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we also require that evidence of the arrangement exists, the price is fixed or determinable and collection is reasonably assured. Our shipping terms are generally FOB shipping point and payment terms typically range from 30 to 75 days. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately two to three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

Allowance for sales returns. We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. The allowance for sales returns was $8.2 million, $4.5 million and $1.8 million as of December 31, 2000, 2001 and 2002, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

Allowance for doubtful accounts. We maintain allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $783,000, $2.8 million and $4.4 million as of December 31, 2000, 2001 and 2002, respectively.

Allowance for excess and obsolete inventory and lower of cost or market. Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in additional inventory write-downs. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. If we determine that market conditions are less favorable than those projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories was $2.5 million, $47.7 million and $27.4 million as of December 31, 2000, 2001 and 2002, respectively.

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

Litigation costs. From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. As of December 31, 2002, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. If additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations and financial position.

Valuation of equity investments. We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments at December 31, 2002 is $60.9 million.

Accounting for income taxes. If appropriate, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made. We have not provided any valuation allowance against our deferred tax assets as of December 31, 2000, 2001 or 2002 as we believe it is more likely than not that such assets will be realized.

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

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of SFAS No. 143 on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business,

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the quarter ended March 31, 2002. The adoption of SFAS No. 144 to date has not had a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002 and we are currently assessing the impact of the recognition and measurement provisions of FIN No. 45 on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our financial reports for the quarter ending March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable

Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of the Notes to the Consolidated Financial Statements. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in such entities as we are not obligated to provide any additional financing.

Liquidity and Capital Resources

Operating activities. Cash provided by operations was $23.4 million in 2002 and relates primarily to non-cash adjustments of $42.4 million, including depreciation and amortization of $9.8 million, provision for doubtful accounts of $3.0 million, provision for sales returns of $2.8 million, inventory valuation adjustments of $10.4 million, changes in deferred income taxes of $7.0 million, impairment of equity investments of $7.8 million and tax benefit from employee stock plans of $1.5 million. Further, cash provided from operations relates to decreases in accounts receivable from unrelated parties of $3.3 million and inventories of $16.0 million and increases in accounts payable to unrelated parties of $4.3 million and accrued expenses and other liabilities of $1.6 million. In 2002, cash provided from operating activities was reduced by increases in accounts receivable from related parties of $4.5 million and other current and non-current assets of $21.3 million and decreases in accounts payable to related parties of $564,000 and deferred revenue of $2.8 million. Our operating activities used cash of $22.5 million in 2001 primarily due to net loss of $29.0 million, increases in trade accounts receivable from related parties of $4.0 million and inventory of $108.9 million, and decreases in trade accounts payable from related and unrelated parties of $15.2 million, accrued expenses of $17.2 million and deferred revenue of $9.8 million. Cash used in operating activities was reduced by decreases in trade accounts receivable from unrelated parties of $55.1 million, other current and non-current assets of $3.4 million, and non-cash adjustments of $103.0 million, primarily relating to our provision for sales returns of $32.2 million, inventory valuation adjustments of $73.9 million, depreciation and amortization of $9.8 million, our provision for doubtful accounts receivable of $2.3 million, impairment of equity investment of $1.3 million and other operating expenses of $3.3 million, offset by $19.9 million from the change in deferred income taxes. The decrease in trade accounts receivable from unrelated parties relates to decreased shipment volume and decreased average selling prices. The increase in trade accounts receivable from related parties relates to SPT, our logistics center in Taiwan.

Investing activities. Cash used in investing activities was $17.0 million during 2002. Investing activities in 2002 were primarily related to capital expenditures of approximately $4.3 million and net purchases of available-for-sale investments and restricted cash of $11.1 million. In addition, during 2002 we invested $964,000 in Insyde Software Corporation, a Taiwanese company that completed an initial public offering on the Taiwan Stock Exchange in January 2003, made additional investments of $179,000 in PCT and $181,000 in Apacer and $333,000 in another investment. Our investing activities provided cash of approximately $2.1 million during 2001, primarily due to a total of $68.4 million cash from the excess sales and maturities of available-for-sale investments over the purchases of such investments, offset by $52.2 million used to acquire equity investments, of which $50.0 million was invested in GSMC. GSMC is a Cayman Islands company with wafer foundry operations under construction in China. Further, we invested approximately $13.7 million in capital expenditures and used approximately $498,000 of cash for the final payment of our Agate acquisition. We plan to continue to invest in capital equipment to be used primarily for test equipment and design engineering tools for research and development, information systems infrastructure, and leasehold improvements.

Financing activities. Our financing activities provided cash of approximately $3.8 million in 2002 and $5.0 million in 2001. During 2002, the cash provided was primarily from $4.1 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options, offset by $316,000 in loan repayments. During 2001, cash provided was from $3.7 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options and $1.8 million related to a loan from a landlord, offset by $491,000 in loan repayments and other financing activities. We terminated our line of credit on July 12, 2002.

Principal sources of liquidity at December 31, 2002 consisted of $150.9 million of cash, cash equivalents, and short-term and long-term available-for-sale investments. In July 2002, we posted a bond in the amount of $36.5 million for the Atmel litigation. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of December 31, 2002, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Purchase Commitments. As of December 31, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $21.1 million for delivery in 2003. We have recorded a liability of $1.3 million for adverse purchase commitments.

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor to secure increased wafer capacity in 2002 and 2003. We renegotiated this agreement in December 2002 and were released from our commitment.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2001 and 2002, payments made have reduced the recorded liability to $662,000 and $473,000 respectively. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2002 (in thousands):

                                                         Less than                          More than
Contractual obligations                         Total      1 year    1-3 years  3-5 years    5 years
--------------------------------------------  ---------  ----------  ---------  ----------  ---------
Notes payable............................... $   1,223  $      352  $     832  $       39  $      --
Operating leases............................    25,145       5,162      8,869       5,007      6,107
Purchase commitments........................    21,064      21,064         --          --         --
Other long-term liability...................     1,002          --        402         181        419
                                              ---------  ----------  ---------  ----------  ---------
Total....................................... $  48,434  $   26,578  $  10,103  $    5,227  $   6,526
                                              =========  ==========  =========  ==========  =========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program was recently extended until October 31, 2003 and will stay in effect unless earlier revoked by our board of directors. As of December 31, 2002, no shares had been purchased under this program.

Operating Capital Requirements. We believe that our cash balances, together with funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2002.

Business Risks

Risks Related to Our Business

Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable in 2000, we incurred net losses for 2001 and 2002, and in fiscal 1998 and 1999. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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
  valuation allowances on deferred tax assets based on changes in estimated future taxable income;
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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks of September 11, 2001 have resulted in a substantial increase to our business insurance costs. In addition, there is considerable public debate as to whether to require companies to record compensation expense on stock option grants. Such requirements, if enacted, would substantially increase our operating costs and impact our earnings per share.

We incurred significant inventory valuation adjustments in 2001 and 2002 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2002, we had $83.0 million of inventory on hand, a decrease of $25.2 million, or 23.3%, from December 31, 2001. Total valuation adjustments to inventory were $4.3 million in 2000, $72.2 million in 2001 and $9.2 million in 2002. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of December 31, 2002, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped in 2002 compared to 2001, our revenues declined in 2002 due to decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2000, 2001 and 2002, our export product and licensing revenues accounted for approximately 84.3%, 90.3% and 92.0% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

In addition, we have made equity investments in companies with operations in China, Japan and Taiwan. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results. During 2002 we determined that a decline in the value of our investment in Apacer was other than temporary and we wrote down the value of our investment by $7.8 million.

We derived 77.6%, 80.7% and 88.5% of our net product revenues from Asia during 2000, 2001 and 2002, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Terrorist attacks and threats, and government responses thereto, could harm our business.

Terrorist attacks in the United States or abroad against American interests or citizens, U.S. retaliation for these attacks, threats of additional terrorist activity and the potential for war in Iraq has caused our customer base to become more cautious. Any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer spending in particular, which could harm our business.

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

We rely on stocking representatives and distributors to establish and maintain customer relationships and to sell our products. These stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The majority of our stocking representatives are located in Asia. The loss of our relationship with any stocking representative or distributor could harm our operating results by impairing our ability to sell our products to our end customers.

We depend on SPT, our logistics center, to support many of our customers in Asia.

Since March 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, PCT. For 2001 and 2002, SPT serviced end customer shipments accounting for 29.7% and 57.4% of our net product revenues recognized. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions."

We do not have any long-term contracts with SPT or PCT, and SPT or PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by five foundries, TSMC in Taiwan, Sanyo, Seiko-Epson and Yasu in Japan, and Samsung in Korea. We anticipate that these foundries, together with Vanguard in Taiwan will manufacture the majority of our products in 2003. In March 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. We anticipate that GSMC will begin to manufacture some of our products in the second half of 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

Competition may also come from alternative technologies such as FRAM or other developing technologies.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 55 patents in the United States relating to our products and processes, and have filed for several more. In addition, we hold several patents in Europe and

Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. The Court of Appeals will likely schedule oral arguments sometime in 2003. We do not expect a decision until sometime in mid-to-late 2003. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part I, Item 3- Legal Proceedings."

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

Our design and process research and development facilities and our corporate offices are located in California, which is susceptible to power outages and shortages as well as increased energy costs. To limit this exposure, all corporate computer systems at our main California facilities are on battery back-up. In addition, all of our engineering and back-up servers and selected corporate servers are on generator back-up. While the majority of our production facilities are not located in California, more extensive power shortages in the state could delay our design and process research and development as well as increase our operating costs.

Our growth has in the past placed a significant strain on our management systems and resources and if we fail to manage our growth, our ability to market, sell our products or develop new products may be harmed.

Our business has in the past experienced rapid growth, which strained our internal systems, and future growth will require us to continuously develop sophisticated information management systems in order to manage our business effectively. We are currently implementing a supply-chain management system and a vendor electronic data interface system. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address any growth, or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through 2002 have resulted in the decline of our selling prices and harmed our operating results.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occuring in the second half of each year. In the past we have been able to mitigate such seasonality with the introduction of new products throughout the year. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. As of December 31, 2002, the recorded value of our KYE investment was approximately $1.4 million based on the quoted market price as of the balance sheet date. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of December 31, 2002, the recorded value of our Apacer investment was approximately $4.4 million. In addition, we have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at December 31, 2002 of approximately $50.0 million, $0.9 million, $9.7 million and $0.3 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of December 31, 2002, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of December 31, 2002 (in thousands):

                                                                             Carrying    Interest
                                                                               Value       Rate
                                                                            -----------  ---------
Short-term available-for-sale investments - fixed rate.................... $    66,125        1.9%
Long-term available-for-sale investments (1 to 2 years) - fixed rate......       4,425        1.8%
Cash and cash equivalents - variable rate.................................     115,727        0.7%
                                                                            -----------
                                                                           $   186,277        1.2%
                                                                            ===========

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, dated January 17, 2003, except for Note 13, which is as of January 23, 2003, are included in a separate section of this Report.

Supplementary Data: Selected Consolidated Quarterly Data

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2002. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks".

                                                         Quarter Ended
                                        ----------------------------------------------
                                        March 31,  June 30,   September 30,December 31,
                                          2002       2002        2002         2002
                                        ---------  ---------  -----------  -----------
                                            (in thousands, except per share data)
Net revenues:
    Product revenues.................. $  66,295  $  61,480  $    59,445  $    56,801
    License revenues..................     8,287      7,997        8,311        6,042
                                        ---------  ---------  -----------  -----------
      Total net revenues.............. $  74,582  $  69,477  $    67,756  $    62,843
Gross profit (loss)................... $  24,080  $  19,242  $    18,356  $     6,734
Income (loss) from operations......... $   1,387  $  (7,050) $    (1,768) $   (13,821)
Net income (loss)..................... $   1,558  $  (4,222) $    (4,768) $    (7,663)
Net income (loss) per share-basic..... $    0.02  $   (0.05) $     (0.05) $     (0.08)
Net income (loss) per share-diluted... $    0.02  $   (0.05) $     (0.05) $     (0.08)

                                                         Quarter Ended
                                        ----------------------------------------------
                                        March 31,  June 30,   September 30,December 31,
                                          2001       2001        2001         2001
                                        ---------  ---------  -----------  -----------
                                            (in thousands, except per share data)
Net revenues:
    Product revenues.................. $  79,929  $  52,897  $    65,163  $    60,629
    License revenues..................     6,369      9,818        9,034       10,191
                                        ---------  ---------  -----------  -----------
      Total net revenues.............. $  86,298  $  62,715  $    74,197  $    70,820
Gross profit (loss)................... $  28,940  $  24,678  $   (18,042) $    10,293
Income (loss) from operations......... $   5,502  $     437  $   (44,032) $   (12,413)
Net income (loss)..................... $   5,444  $   1,127  $   (26,482) $    (9,085)
Net income (loss) per share-basic..... $    0.06  $    0.01  $     (0.29) $     (0.10)
Net income (loss) per share-diluted... $    0.06  $    0.01  $     (0.29) $     (0.10)

We recorded inventory valuation adjustments of $42.7 million and $17.4 million in the third and fourth quarter of 2001, respectively.

We recorded impairment of equity investments of $3.3 million and $7.8 million in the fourth quarter of 2001 and third quarter of 2002, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the captions "Election of Directors," and "Security Ownership of Certain Beneficial Owners and Management - Compliance with the Reporting Requirement of Section 16(a)," and are incorporated by reference into this report. The information relating to our executive officers and directors is contained in Part I, Item 1 of this report.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Compensation - Compensation of Officers," and is incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation - Equity Compensation Plan Information," and are incorporated by reference into this report.

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

Item 14. Controls and Procedures

Quarterly evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the Securities and Exchange Commission's (SEC) require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SST have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by SST and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Financial Controls are also evaluated on an ongoing basis by other personnel in our Finance organization and in-part by our independent auditors to the extent they deem necessary to issue an opinion on our financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to SST and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) (1) Consolidated Financial Statements. The index to the consolidated financial statements is found on page 47 of this Report.

     (2) Financial Statement Schedule. Financial statement schedule Number II is included.

     (3) Exhibits. See Exhibit Index in part (c), below.

(b) Reports on Form 8-K. None.

(c) Index to Exhibits.

Exhibit Number	Description of Document
3.1 (1)	Bylaws of SST.
3.2 (2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3 (3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4 (4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2 (5)	Specimen Stock Certificate of SST.
4.3 (6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4 (7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1 (8)	Equity Incentive Plan and related agreements.
10.2 (9)	Employee Stock Purchase Plan.
10.3 (10)	1995 Non-Employee Director's Stock Option Plan.
10.4 (11)	Profit Sharing Plan.
10.5 (12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6 (13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.8 (14)	Lease amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9 (15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.11 (16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.12 (17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.13 (18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.14 (19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.

21.1	Subsidiaries of SST.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney is contained on the signature page.
99.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
  Filed as Exhibit 4.2 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on November 3, 1995, and incorporated by reference herein.
  Filed as Exhibit 99.2 to our Current Report on Form 8-K filed on May 18, 1999, and incorporated by reference herein.
  Filed as Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed on March 30, 2001, and incorporated by reference herein.
  Filed as amended as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-98135, filed on August 15, 2002, and incorporated by reference herein.
  Filed as amended as Exhibit 99.2 to our Registration Statement on Form S-8, File No. 33-33130, filed on March 23, 2000, and incorporated by reference herein.
  Filed as amended as Exhibit 99.2 to our Registration Statement on Form S-8 File No. 33-98135, filed on August 15, 2002, and incorporated by reference herein.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 20th day of March, 2003.

SILICON STORAGE TECHNOLOGY, INC. By: /s/ BING YEH Bing Yeh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bing Yeh and Jeffrey L. Garon, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Signature	Title	Date
/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003
/s/ JEFFREY L. GARON Jeffrey L. Garon	Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 20, 2003
/s/ YAW WEN HU Yaw Wen Hu	Director	March 20, 2003
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	March 20, 2003
/s/ RONALD CHWANG Ronald Chwang	Director	March 20, 2003
/s/ YASUSHI CHIKAGAMI Yasushi Chikagami	Director	March 20, 2003

CERTIFICATIONS

Certification of President and Chief Executive Officer
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

I, Bing Yeh, certify that:

  I have reviewed this annual report on Form 10-K of Silicon Storage Technology, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ BING YEH

Bing Yeh
President and Chief Executive Officer

Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

I, Jeffrey L. Garon, certify that:

  I have reviewed this annual report on Form 10-K of Silicon Storage Technology, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JEFFREY L. GARON

Jeffrey L. Garon
Vice President Finance & Administration, Chief Financial Officer and Secretary

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Silicon Storage Technology, Inc.

In our opinion, the consolidated statements listed in the index appearing under Item 15 (a) (1) on page 41 present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

San Jose, California
January 17, 2003, except for Note 13,
which is as of January 23, 2003.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          December 31,
                                                                      --------------------
                                                                        2001       2002
                                                                      ---------  ---------
                               ASSETS
Current assets:
    Cash and cash equivalents....................................... $  93,598  $ 103,751
    Short-term available-for-sale investments.......................    71,666     41,252
    Trade accounts receivable-unrelated parties, net of allowance
      for doubtful accounts of $2,814 in 2001 and $4,420 in 2002....    19,874     10,723
    Trade accounts receivable-related parties.......................    20,796     25,248
    Inventories.....................................................   108,224     83,040
    Deferred tax asset..............................................    24,115     17,154
    Other current assets............................................    11,839     29,671
                                                                      ---------  ---------
       Total current assets.........................................   350,112    310,839
Equipment, furniture and fixtures, net..............................    22,006     16,989
Equity investments..................................................    67,007     60,910
Long-term available-for-sale investments............................     1,299      5,862
Restricted cash and cash equivalents................................        --     11,976
Restricted available-for-sale investments...........................        --     24,873
Deferred tax asset..................................................     5,239      5,164
Other assets........................................................     1,097      3,993
                                                                      ---------  ---------
           Total assets............................................. $ 446,760  $ 440,606
                                                                      =========  =========

                            LIABILITIES
Current liabilities:
    Notes payable, current portion.................................. $     316  $     352
    Trade accounts payable-unrelated parties........................    24,098     28,408
    Trade accounts payable-related parties..........................     7,253      6,689
    Accrued expenses and other liabilities..........................    16,390     18,783
    Deferred revenue................................................     5,499      2,650
                                                                      ---------  ---------
       Total current liabilities....................................    53,556     56,882
Other liabilities...................................................     1,793      1,873
                                                                      ---------  ---------
       Total liabilities............................................    55,349     58,755
                                                                      ---------  ---------
Commitments (Note 5) and Contingencies (Note 6).

                        SHAREHOLDERS' EQUITY
Preferred Stock, no par value
    Authorized: 7,000 shares
    Series A Junior Participating Preferred Stock, no par value
    Designated: 450 shares
    Issued and outstanding: none....................................        --         --
Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 91,585 shares in 2001
    and 93,295 shares in 2002.......................................   333,989    339,598
Accumulated other comprehensive income..............................       225        151
Retained earnings...................................................    57,197     42,102
                                                                      ---------  ---------
       Total shareholders' equity...................................   391,411    381,851
                                                                      ---------  ---------
           Total liabilities and shareholders' equity............... $ 446,760  $ 440,606
                                                                      =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                   2000       2001       2002
                                                                 ---------  ---------  ---------
Net revenues:
    Product revenues - unrelated parties....................... $ 408,708  $ 168,593  $ 100,620
    Product revenues - related parties.........................    66,608     90,025    143,401
    License revenues...........................................    14,945     35,412     30,637
                                                                 ---------  ---------  ---------
         Total net revenues....................................   490,261    294,030    274,658
Cost of revenues...............................................   264,139    248,161    206,246
                                                                 ---------  ---------  ---------
Gross profit...................................................   226,122     45,869     68,412
                                                                 ---------  ---------  ---------
Operating expenses:
    Research and development...................................    41,535     50,380     47,069
    Sales and marketing........................................    27,968     26,794     25,498
    General and administrative.................................    14,966     17,855     17,097
    Other......................................................     3,911      1,346         --
                                                                 ---------  ---------  ---------
         Total operating expenses..............................    88,380     96,375     89,664
                                                                 ---------  ---------  ---------
Income (loss) from operations..................................   137,742    (50,506)   (21,252)
Interest and other income......................................    10,510      7,350      3,197
Interest expense...............................................      (691)      (338)      (214)
Impairment of equity investments...............................        --     (3,274)    (7,757)
                                                                 ---------  ---------  ---------
Income (loss) before provision for (benefit from) income taxes.   147,561    (46,768)   (26,026)
Provision for (benefit from) income taxes......................    41,813    (17,772)   (10,931)
                                                                 ---------  ---------  ---------
         Net income (loss)..................................... $ 105,748  $ (28,996) $ (15,095)
                                                                 =========  =========  =========

Net income (loss) per share - basic............................ $    1.23  $   (0.32) $   (0.16)
                                                                 =========  =========  =========

Net income (loss) per share - diluted.......................... $    1.13  $   (0.32) $   (0.16)
                                                                 =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                           Retained     Accumulated
                                       Common Stock        Earnings        Other
                                   --------------------  (Accumulated  Comprehensive
                                    Shares     Amount      Deficit)        Income        Total
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 1999.......   74,838  $  60,570  $    (19,555) $           --  $  41,015
    Issuance of shares of common
       stock upon secondary
       offering and private
       placement, net of offering
       costs of $1,099............   12,579    253,729            --              --    253,729
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    2,701      3,782            --              --      3,782
    Tax benefit from exercise
       of stock options...........       --     12,229            --              --     12,229
    Net income....................       --         --       105,748              --
    Unrealized gain on
       available for sale
       securities, net of tax.....       --         --            --             132
    Comprehensive income..........       --         --            --              --    105,880
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2000.......   90,118    330,310        86,193             132    416,635
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    1,467      3,679            --              --      3,679
    Net loss......................       --         --       (28,996)             --
    Unrealized gain on
       available for sale
       securities, net of tax.....       --         --            --              93
    Comprehensive loss............       --         --            --              --    (28,903)
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2001.......   91,585    333,989        57,197             225    391,411
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    1,710      4,076            --              --      4,076
    Tax benefit from exercise
       of stock options...........       --      1,533            --              --      1,533
    Net loss......................       --         --       (15,095)             --
    Unrealized loss on
       available for sale
       securities, net of tax.....       --         --            --             (74)
    Comprehensive loss............       --         --            --              --    (15,169)
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2002.......   93,295  $ 339,598  $     42,102  $          151  $ 381,851
                                   =========  =========  ============  ==============  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          Year Ended December 31,
                                                                    -------------------------------
                                                                      2000       2001       2002
                                                                    ---------  ---------  ---------
Cash flows from operating activities:
      Net income (loss)........................................... $ 105,748  $ (28,996) $ (15,095)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization...............................     6,218      9,799      9,847
      Provision for doubtful accounts receivable..................       477      2,251      3,046
      Provision for sales returns.................................     8,166     32,227      2,842
      Provision for excess and obsolete inventories, write down
         of inventory to market and adverse purchase commitments..     4,261     73,932     10,441
      (Gain) loss on sale of equipment............................       (62)        72        (92)
      Deferred income taxes.......................................    (8,994)   (19,863)     7,036
      Purchased in-process research and development...............     3,911         --         --
      Other expenses..............................................        --      1,346         --
      Impairment of equity investments............................        --      3,274      7,757
      Tax benefit from employee stock plans.......................    12,229         --      1,533
      Changes in operating assets and liabilities:
           (in 2000, net of effects of acquisitions)
           Trade accounts receivable from unrelated parties.......   (81,616)    55,109      3,263
           Trade accounts receivable from related parties.........   (14,427)    (3,999)    (4,452)
           Inventories............................................   (47,785)  (108,866)    16,024
           Other current and noncurrent assets....................   (11,646)     3,355    (21,269)
           Trade accounts payable to unrelated parties............    19,977    (15,086)     4,310
           Trade accounts payable to related parties..............     7,339        (86)      (564)
           Accrued expenses and other liabilities.................    28,538    (17,226)     1,588
           Deferred revenue.......................................    11,130     (9,775)    (2,849)
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) operating activities...    43,464    (22,532)    23,366
                                                                    ---------  ---------  ---------
Cash flows from investing activities:
      Restricted cash.............................................        --     12,490         --
      Repayment of restricted cash................................        --    (12,490)        --
      Acquisition of equipment, furniture and fixtures............   (10,745)   (13,700)    (4,315)
      Proceeds from sale of equipment.............................        62         75        118
      Purchases of available-for-sale investments and
         restricted cash..........................................  (147,550)  (166,538)   (74,272)
      Sales and maturities of available-for-sale investments......     7,719    234,928     63,156
      Investment in equity securities.............................   (18,429)   (52,211)    (1,660)
      Cash used in acquisition....................................    (4,154)      (498)        --
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) investing activities...  (173,097)     2,056    (16,973)
                                                                    ---------  ---------  ---------
Cash flows from financing activities:
      Borrowings..................................................    39,750      1,800         --
      Repayments..................................................   (59,674)      (261)      (316)
      Issuance of shares of common stock..........................   257,511      3,679      4,076
      Other.......................................................       (91)      (230)        --
                                                                    ---------  ---------  ---------
            Net cash provided by financing activities.............   237,496      4,988      3,760
                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............   107,863    (15,488)    10,153
Cash and cash equivalents at beginning of year....................     1,223    109,086     93,598
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year.......................... $ 109,086  $  93,598  $ 103,751
                                                                    =========  =========  =========
Supplemental disclosure of cash flow information:
Cash received for interest........................................ $   3,844  $   8,760  $   3,449
Cash paid for interest............................................ $     691  $     356  $     221
Net cash paid for (received from) income taxes.................... $  24,513  $  12,965  $  (3,189)

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

Since March 2001, we have been increasing our out-sourcing activities for our end customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2001 and 2002, SPT serviced end customer sales accounting for 29.7% and 57.4% of our net product revenues recognized. Further description of our relationships with PCT and SPT are in Note 13 of these Notes to the Consolidated Financial Statements.

We ship products to, and have accounts receivable from, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our customer sales in 2000, 2001 or 2002. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could harm our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We derived 77.6%, 80.7% and 88.5% of our net product revenues from Asia during 2000, 2001 and 2002, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region.

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

We incurred net losses in 2001 and 2002. The losses were the result of declining revenue, declining average selling prices and impairment of investments. We anticipate that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated cash needs for operations and capital requirements through December 31, 2003. Our expectations as to our cash flows, and as to future cash balances, are subject to a number of assumptions, including demand for product, average selling prices, product mix, changes in semiconductor industry conditions, competitive factors and the outcome of current legal matters, many of which are beyond our control. If actual results differ from our assumptions we may need to obtain debt financing or sell additional shares of our equity securities. There can be no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

Basis of Consolidation:

The consolidated financial statements include the accounts of SST and our wholly-owned subsidiaries after elimination of inter-company balances and transactions. The functional currency of SST and its subsidiaries is the United States dollar.

Foreign Currency Transactions:

Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 2000, 2001 or 2002.

Financial Instruments:

Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the dates of purchase. Highly liquid investments included in cash equivalents are classified as available-for-sale and are carried at cost, which approximates fair value. Cash equivalents present insignificant risk of changes in value because of interest rate changes. We maintain substantially all of our cash balances with three major financial and/or brokerage institutions domiciled in the United States and we have not experienced any material losses relating to these investment instruments.

Short and long-term investments, which are comprised of federal, state and municipal government obligations and foreign and public corporate debt securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and losses were not material in 2000, 2001 and 2002.

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is in Note 2 of these Notes to the Consolidated Financial Statements.

Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses. As of December 31, 2001 one account, SPT, a related party, refer to Note 13 of these Notes to the Consolidated Financial Statements, represented 48.8% and another customer, Actron, represented 21.9% of net accounts receivable. As of December 31, 2002, SPT represented 68.5% of our net accounts receivable.

We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China (see Note 13 of these Notes to the Consolidated Financial Statements). As these companies are privately held, it was not practicable to estimate the fair value of the investments in the issued untraded common stock. Investments in privately held companies are included in "Equity investments" in the balance sheet and are carried at their original cost and when a decline in value is other than temporary the securities are reduced to their estimated fair value. An investment in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company that completed an initial public offering during 2001, has been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. If a loss is other than temporary, it is reported as an "Impairment of equity investments." See Note 10 of these Notes to the Consolidated Financial Statements. Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Inventories:

Inventories are stated at the lower of cost (determined on a first- in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. As of December 31, 2002, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a significant impact on our financial position and results of operations.

Inventory valuation adjustment to cost of sales and adverse purchase commitments amounted to $4.3 million in 2000, $72.2 million in 2001 and $10.4 million in 2002. In 2001 and 2002, $24.5 million and $5.9 million, respectively, of the adjustment related to lower of cost or market with the balance due to excess or obsolete inventory.

Equipment, Furniture and Fixtures:

Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years (see Note 3 of these Notes to the Consolidated Financial Statements).

Intangible Assets:

Intangible assets include technology acquired in acquisitions and technology acquired under licensing arrangements. These amounts are included in other assets and amortized over estimated lives of three to five years.

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

Revenue Recognition:

Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we also require that evidence of the arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as consigned inventory and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately two to three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

Comprehensive Income (Loss):

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments, net of tax. Other comprehensive gain (loss) is presented in the statement of shareholders' equity and comprehensive income (loss).

Reclassifications:

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net income (loss).

Recent Accounting Pronouncements:

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

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of SFAS No. 143 on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Division of a Business,

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 during the quarter ended March 31, 2002. The adoption of SFAS No. 144 to date has not had a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002 and we are currently assessing the impact of the recognition and measurement provisions of FIN No. 45 on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our financial reports for the quarter ending March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of these Notes to the Consolidated Financial Statements. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in such entities as we are not obligated to provide any additional financing.

2. Available-for-Sale Investments:

In July 2002, in connection with our Atmel litigation (see Note 6 of these Notes to the Consolidated Financial Statements), we posted a bond in the amount of $36.5 million pending our appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million under the custody of one financial institution, and classified these amounts as restricted cash, cash equivalents and available-for-sale investments. As of December 31, 2002, total restricted cash, cash equivalents and available-for-sale investments was $36.8 million, which consisted of the bond amount of $36.5 million and restricted interest earned on the investments of approximately $348,000.

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2002 were as follows (in thousands):

                                                                 Amortized  Unrealized     Fair
                                                                   Cost        Gain        Value
                                                                 ---------  -----------  ---------
Corporate bonds and notes...................................... $     359  $        --  $     359
Government bonds and notes.....................................   123,763          107    123,870
Foreign listed equity securities...............................     1,299          138      1,437
                                                                 ---------  -----------  ---------
Total bonds, notes and equity securities....................... $ 125,421  $       245    125,666
                                                                 =========  ===========
Less amounts classified as cash equivalents............................................   (53,679)
                                                                                         ---------
     Total short and long-term available-for-sale investments.......................... $  71,987
                                                                                         =========
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year.................................................................. $  41,252
     Less than 1 year - restricted.....................................................    24,873
     1 to 5 year.......................................................................     4,425
                                                                                         ---------
                                                                                        $  70,550
                                                                                         =========

The unrealized gain as of December 31, 2002 is recorded in accumulated other comprehensive income, net of tax of $94,000.

The fair value of available-for-sale investments as of December 31, 2001 were as follows (in thousands):

                                                                 Amortized  Unrealized     Fair
                                                                   Cost        Gain        Value
                                                                 ---------  -----------  ---------
Corporate bonds and notes...................................... $  56,988  $        59  $  57,047
Foreign bonds and notes........................................     5,418           49      5,467
Government bonds and notes.....................................    58,944          255     59,199
Foreign listed equity securities...............................     1,299           --      1,299
                                                                 ---------  -----------  ---------
Total bonds, notes and equity securities....................... $ 122,649  $       363    123,012
                                                                 =========  ===========
Less amounts classified as cash equivalents............................................   (50,047)
                                                                                         ---------
     Total short and long-term available-for-sale investments.......................... $  72,965
                                                                                         =========
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year.................................................................. $  71,666
                                                                                         =========

The unrealized gain as of December 31, 2001 is recorded in accumulated other comprehensive income, net of tax of $138,000.

3. Balance Sheet Detail (in thousands):

Inventories comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2001        2002
                                                                 ---------  -----------
Raw materials.................................................. $  65,518  $    40,036
Work in process................................................     4,971        8,923
Finished goods.................................................    33,968       28,608
Consigned inventory............................................     3,767        5,473
                                                                 ---------  -----------
                                                                $ 108,224  $    83,040
                                                                 =========  ===========

Other current assets comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2001        2002
                                                                 ---------  -----------
Refundable income tax.......................................... $      --  $    22,744
Other current assets...........................................    11,839        6,927
                                                                 ---------  -----------
                                                                $  11,839  $    29,671
                                                                 =========  ===========

Equipment, furniture and fixtures comprise:

                                                                      December 31,       Estimated
                                                                 ----------------------   Useful
                                                                   2001        2002        Lives
                                                                 ---------  -----------  ---------
Equipment...................................................... $  14,998  $    15,142   Four years
Design hardware................................................     6,939        7,937   Three years
Software.......................................................     7,334        8,625   Three years
Furniture and fixtures.........................................     9,951       10,490   Seven years
                                                                 ---------  -----------
                                                                   39,222       42,194
Less accumulated depreciation..................................    17,790       25,762
                                                                 ---------  -----------
                                                                   21,432       16,432
Construction in progress.......................................       574          557
                                                                 ---------  -----------
                                                                $  22,006  $    16,989
                                                                 =========  ===========

Depreciation expense was $5,016,000, $8,436,000 and $9,306,000 for 2000, 2001 and 2002, respectively. Construction in progress in 2001 and 2002 relates primarily to our supply chain management system. These costs will be depreciated over three years beginning during the month that each system is fully functional. We expect the supply chain management system to be fully functional by the end of 2003. The estimated useful life of software purchased after

December 31, 1999 is three years (as compared to the four year life previously used) to more accurately reflect our actual replacement rate of software.

Accrued liabilities comprise:

                                                                           December 31,
                                                                 ----------------------
                                                                   2001        2002
                                                                 ---------  -----------
Accrued compensation and related............................... $   4,372  $     5,070
Accrued income tax payable.....................................       434        6,782
Accrued liabilities-related parties............................       764          473
Accrued warranty...............................................     2,883          492
Other accrued liabilities......................................     7,937        5,966
                                                                 ---------  -----------
                                                                $  16,390  $    18,783
                                                                 =========  ===========

Accrued warranty:

Balance at December 31, 2001................................... $   2,883
Accruals for warranties issued during the period...............       460
Settlements made...............................................    (2,851)
                                                                 ---------
Balance at December 31, 2002................................... $     492
                                                                 =========

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

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2003 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $34.5 million. We have not recorded any liabilities as of December 31, 2002 related to these indemnities.

4. Line of Credit:

We terminated our line of credit on July 12, 2002.

5. Commitments:

We lease our corporate facilities under non-cancelable operating leases that expire in 2003 through 2012. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $2,060,000, $5,334,000 and $5,385,000 in 2000, 2001 and 2002, respectively.

During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2001 and 2002, payments made have reduced the recorded liability to $662,000 and $473,000, respectively.

Future minimum rental payments at December 31, 2002 are as follows (in thousands):

2003........................................................... $   5,162
2004...........................................................     5,245
2005...........................................................     3,624
2006...........................................................     2,467
2007...........................................................     2,540
Thereafter.....................................................     6,107
                                                                 ---------
                                                                $  25,145
                                                                 =========

Purchase Commitments:

As of December 31, 2002, we had outstanding purchase commitments with our foundry vendors of approximately $21.1 million for delivery in 2003. We have recorded a liability of $1.3 million for adverse purchase commitments.

In December 2000, we committed, subject to certain business conditions, to prepay $50.0 million to a vendor to secure increased wafer capacity in 2002 and 2003. We renegotiated this agreement in December 2002 and were released from our commitment.

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. As discussed below, as the result of a ruling in another case, Atmel has withdrawn its allegations as to another patent ("the '747 patent"). At this point, three patents remain at issue in Atmel's District Court case against us ("the '811, '829 and '903 patents"). As all of these patents have expired, Atmel cannot obtain an injunction against the sale of our products.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. The Court of Appeals will likely schedule oral arguments sometime in 2003. We do not expect a decision until sometime in mid-to-late 2003. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million.

As of December 31, 2002, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet (see Note 2 of these Notes to the Consolidated Financial Statements).

Trial on the '903 patent was severed and heard before a jury beginning on July 29, 2002. The Court has ruled that we infringed that patent, so the jury was asked to decide whether the patent is valid and, if so, assess what, if any, damages are due Atmel. The jury was unable to unanimously decide whether the '903 patent is valid, and a mistrial was declared. The Court denied Atmel's request to schedule a retrial until the appeals of the verdict regarding the '811 and '829 patents are decided.

On October 1, 2000, we announced a settlement in our lawsuit with Winbond Electronics of Taiwan. We filed a lawsuit against Winbond in July 1998 in the U.S. District Court in San Jose, California pursuant to the termination of our SuperFlash technology licensing agreement with Winbond. As part of the settlement, Winbond agreed to a consent judgment and will not contest the validity and appropriateness of SST's termination of the licensing agreement in June 1998. This settlement concludes all litigation between us and Winbond. We received $10.4 million and $20.0 million in license fees during 2000 and 2001, respectively, as part of this settlement. No further back royalty payments were required after 2001 under this legal settlement.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2002.

7. Shareholders' Equity:

Stock Purchase Plan:

In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program was recently extended until October 31, 2003 and will stay in effect unless earlier revoked by our board of directors. As of December 31, 2002, no shares had been purchased under this program.

Authorized Capital Shares:

Our authorized capital shares consist of 250,000,000 shares of common stock and 7,000,000 shares of preferred stock. Of the preferred stock, 450,000 shares has been designated as series A junior participating preferred stock. All of our capital shares have no par value.

Share Purchase Rights Plan:

We have a Share Purchase Rights Plan, adopted in May 1999 and subsequently amended, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. Preferred stock rights will also be issued with any new issuance of common shares. Each Right entitles the registered holder under certain circumstances to purchase from us one three-hundredth (one-third of one one-hundredth) of a share of series A junior participating preferred stock. Until the occurrence of certain events the preferred stock rights will be transferable with and only with the Common Shares. The effect will be to discourage acquisitions of more than 15 percent of our common stock without negotiations with the Board of Directors. The rights expire May 3, 2009.

Net Income (Loss) Per Share:

A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share are as follows:

                                                                       Year Ended December 31,
                                                                 ---------------------------------
                                                                   2000        2001        2002
                                                                 ---------  -----------  ---------
Numerator - Basic
  Net income (loss)............................................ $ 105,748  $   (28,996) $ (15,095)
                                                                 =========  ===========  =========
Denominator - Basic
  Weighted average common stock outstanding....................    86,123       91,084     92,667
                                                                 =========  ===========  =========

Basic net income (loss) per share.............................. $    1.23  $     (0.32) $   (0.16)
                                                                 =========  ===========  =========
Numerator - Diluted:
  Net income (loss)............................................ $ 105,748  $   (28,996) $ (15,095)
                                                                 =========  ===========  =========
Denominator - Diluted:
  Weighted average common stock outstanding....................    86,123       91,084     92,667
  Dilutive potential of common stock equivalents:
    Options....................................................     7,701           --         --
                                                                 ---------  -----------  ---------
                                                                   93,824       91,084     92,667
                                                                 =========  ===========  =========

Diluted net income (loss) per share............................ $    1.13  $     (0.32) $   (0.16)
                                                                 =========  ===========  =========

Stock options to purchase 10,887,000 and 10,654,000 shares of common stock with weighted average price of $7.13 and $7.46 were outstanding at December 31, 2001 and 2002, respectively, but were not included in the computation of diluted net loss per share because we had a net loss in 2001 and 2002. Anti-dilutive stock options to purchase approximately 358,000 shares of common stock with a weighted average price of $25.59 were excluded from the computation of diluted net income per share for 2000 because the exercise price of the options exceeded the average fair market value of the stock for 2000.

Equity Incentive Plan:

Our 1995 Equity Incentive Plan, or the Equity Incentive Plan, as amended, has 30,250,000 shares of common stock reserved for issuance upon the exercise of stock options to our employees, directors, consultants and affiliates.

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

Directors' Option Plan:

Our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended, provides for the automatic initial grant of options to purchase 45,000 shares of our common stock to our non-employee directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 18,000 shares annually thereafter. Options under the Directors' Plan become exercisable immediately upon date of grant, and the exercise price of options granted must equal or exceed the fair market value of our common stock on the date of grant. The options expire ten years after the date of grant. As of December 31, 2002, we have reserved 800,000 shares of common stock for issuance upon the exercise of stock options under the Directors' Plan.

Activity under the Equity Incentive Plan and Directors' Plan are as follows (in thousands, except per share data):

                               Available            Options Outstanding          Weighted
                                  for    --------------------------------------   Average
                                 Grant    Shares    Price Per Share    Amount      Price
                               --------- --------- -----------------  ---------  ---------
Balances, December 31, 1999...    3,752     9,618 $  0.05 - $  8.29  $  13,546  $    1.41
     Granted..................   (3,921)    3,921    9.85 -   29.44     62,559      15.95
     Exercised................       --    (2,449)   0.05 -    5.56     (2,410)      0.98
     Terminated...............      487      (487)   0.68 -   29.44     (2,267)      4.66
     Authorized...............    3,000        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2000...    3,318    10,603    0.05 -   29.44     71,428       6.74
     Granted..................   (1,878)    1,878    4.46 -   18.56     11,639       6.20
     Exercised................       --    (1,220)   0.05 -   10.29     (1,294)      1.06
     Terminated...............      374      (374)   0.68 -   29.44     (4,128)     11.02
     Authorized...............    2,000        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2001...    3,814    10,887    0.05 -   29.44     77,645       7.13
     Granted..................   (1,377)    1,377    3.65 -   10.80      7,133       5.16
     Exercised................       --    (1,193)   0.05 -    8.63     (1,227)      1.03
     Terminated...............      417      (417)   0.68 -   29.44     (4,038)      9.68
     Authorized...............    2,200        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2002...    5,054    10,654 $  0.05 - $ 29.44  $  79,513  $    7.46
                               ========= =========                    =========

At December 31, 2000, 2001 and 2002, 3,643,000, 5,398,000 and 6,568,000 options were exercisable at a weighted-average exercise price per share of $1.63, $5.06 and $6.62, respectively.

Employee Stock Purchase Plan:

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 3,600,000 shares reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the option grant, or, if lower, 85% of the fair market value of our common stock six months after the option grant, by withholding up to 10 percent of their annual base earnings. At December 31, 2002, 931,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan in 2000, 2001 and 2002 were 252,000, 247,000 and 517,000, respectively.

Stock Compensation:

No compensation cost has been recognized for the Equity Incentive Plan, the Directors' Plan or the Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for 2000, 2001 and 2002 would have been decreased (increased) to the pro forma amounts indicated below (in thousands):

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     2000       2001       2002
                                                   ---------  ---------  ---------
Net income (loss), as reported................... $ 105,748  $ (28,996) $ (15,095)
Deduct: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   tax effects...................................   (16,048)   (16,677)   (12,112)
                                                   ---------  ---------  ---------
Pro forma net income (loss)...................... $  89,700  $ (45,673) $ (27,207)
Pro forma net income (loss) per share - basic.... $    1.04  $   (0.50) $   (0.29)
Pro forma net income (loss) per share - diluted.. $    0.97  $   (0.50) $   (0.29)

The fair value of each option grant for both the Directors' Plan and the Equity Incentive Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     2000       2001       2002
                                                   ---------  ---------  ---------
Risk-free interest rate..........................  5.9-6.4%   3.9-5.0%   2.8-4.9%
Expected term of option..........................  2 years    3 years    3 years
Expected volatility..............................  100%       100%       100%
Expected dividend yield..........................  0%         0%         0%

The weighted average fair value of options granted under the Equity Incentive Plan and the Directors' Plan during 2000, 2001 and 2002 was $12.70, $4.01 and $4.01, respectively, per share.

The fair value of each stock purchase right is estimated using the Black-Scholes model with the following weighted average assumptions by year:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     2000       2001       2002
                                                   ---------  ---------  ---------
Risk-free interest rate..........................  6.0-6.1%   3.6-5.3%   2.1-2.3%
Expected term of right...........................  1/2 year   1/2 year   1/2 year
Expected volatility..............................  100%       100%       100%
Expected dividend yield..........................  0%         0%         0%

Option grants and purchase plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

The weighted average valuation of right grants under the Purchase Plan during 2000, 2001 and 2002 was $2.77, $7.00 and $3.81, respectively, per share.

The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Plan at December 31, 2002 are as follows:

                              Options Outstanding         Options Exercisable
                    ---------------------------------- ----------------------
                                Weighted-
                                 Average    Weighted-              Weighted-
                                Remaining    Average                Average
    Range of          Number    Contractual  Exercise    Number     Exercise
 Exercise Prices    Outstanding    Life       Price    Outstanding   Price
------------------- ----------- ----------  ---------- ----------  ----------
$   0.05 - $  0.05      79,000       0.52  $     0.05     79,000  $     0.05
$   0.06 - $  1.04   2,199,000       5.08  $     0.92  2,172,000  $     0.92
$   1.08 - $  1.84     441,000       5.55  $     1.36    361,000  $     1.33
$   1.92 - $  3.65   1,869,000       7.70  $     2.91    936,000  $     2.37
$   3.81 - $  5.56   1,867,000       7.67  $     4.64    612,000  $     4.73
$   6.36 - $  9.92   1,259,000       7.99  $     8.89    711,000  $     9.07
$  10.29 - $ 11.85   1,080,000       6.14  $    11.18    734,000  $    11.11
$  17.79 - $ 24.75   1,382,000       7.32  $    19.63    647,000  $    20.13
$  25.27 - $ 28.35     461,000       7.54  $    25.80    306,000  $    25.96
$  29.44 - $ 29.44      17,000       7.50  $    29.44     10,000  $    29.44
                    -----------                        ----------
$   0.05 - $ 29.44  10,654,000       6.83  $     7.46  6,568,000  $     6.62
                    ===========                        ==========

8. Acquisition:

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

The fair value of the assets of Agate, which was determined through established valuation techniques used by an independent appraiser, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price......................................... $   4,657
                                                               =========
Assets acquired:
   Tangible assets, primarily cash, deposits, and equipment.. $      33
   Deferred tax asset........................................       863
   Patents...................................................       762
   Workforce  ...............................................       152
   Purchased in-process research and development.............     3,911
Deferred tax liability ......................................      (366)
Other liabilities assumed....................................      (698)
                                                               ---------
                                                              $   4,657
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

As part of the acquisition, we have agreed to pay $659,000 to certain Agate employees if they remain in our employ until December 1, 2001. In December 2001, we paid the entire $659,000 to those employees and expensed it as compensation. In addition, after the purchase, loans assumed totaling $637,000 were repaid in cash. Summarized below are the unaudited pro forma results of SST as though Agate had been acquired at the beginning of 2000. Adjustments have been made for the estimated increases in amortization related to the purchase of patents, workforce, and other appropriate pro forma adjustments.

                                                  December 31,
                                                     2000
                                                  -----------
Revenue......................................... $   490,261
Net income...................................... $   108,313
Net income per share - basic.................... $      1.26
Net income per share - diluted.................. $      1.15

The above amounts are based upon certain assumptions and estimates which we believe are reasonable and do not reflect any benefit from economies of scales, which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies. The charge for purchased in process research and development has not been included in the pro forma results above because it is nonrecurring and directly related to the acquisition.

9. Other Operating Expenses:

Other operating expenses comprised (in thousands):

                                                  Year ended December 31,
                                              --------------------------------
                                                2000        2001       2002
                                              ---------  ----------  ---------
In-process research and development......... $   3,911  $       --  $      --
Operating lease impairment..................        --         756         --
Patent impairment...........................        --         590         --
                                              ---------  ----------  ---------
                                             $   3,911  $    1,346  $      --
                                              =========  ==========  =========

In-process research and development. In 2000 we incurred charges for in-process research and development related to our acquisition of Agate, see Note 8 of these Notes to the Consolidated Financial Statements.

Operating lease impairment. During the third quarter of 2001, we recorded a period charge to other operating expense of approximately $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2001 and 2002 payments made have reduced the recorded liability to $662,000 and $473,000, respectively.

Patent impairment. During the quarter ended December 31, 2001, due to the delays in completing the first flash memory device using the Agate technology, we recorded an expense for impairment of intangible assets of $590,000. The assets relate to patents acquired as part of the acquisition of Agate Semiconductor Inc. in December 2000. We reviewed the recoverability of the recorded amounts based on expected future cash flows (undiscounted and before interest) from use of these assets and then determined the impairment loss of $590,000 based on the difference between the net book value of the assets and the estimated fair value of the assets.

10. Impairment of Equity Investments:

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

During 2001, KYE, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there has been a significant decline in the market value of the investment. We had concluded that the decline in value is "other-than-temporary" and a write down of $3.3 million was necessary as of December 31, 2001. The investment was written down to $1.3 million based on the quoted market price as of December 31, 2001. As of December 31, 2002, the recorded value of our KYE investment was approximately $1.4 million based on the quoted market price as of the balance sheet date.

11. Income Taxes:

The provision for income taxes reflected in the statements of operations for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

                                           Year Ended December 31,
                                       ---------------------------------
                                         2000        2001        2002
                                       ---------  -----------  ---------
Current:
      Federal, net of benefit of net
        operating losses utilized of
        $4,992 in 2000............... $  47,187  $     2,078  $  (3,912)
      State..........................     3,606            1          1
      Foreign........................        14           12         16
                                       ---------  -----------  ---------
                                         50,807        2,091     (3,895)
                                       ---------  -----------  ---------
Deferred:
      Federal........................    (8,273)     (16,518)    (5,874)
      State..........................      (721)      (3,345)    (1,162)
                                       ---------  -----------  ---------
                                         (8,994)     (19,863)    (7,036)
                                       ---------  -----------  ---------
                                      $  41,813  $   (17,772) $ (10,931)
                                       =========  ===========  =========

Substantially all of our revenue is taxable in the United States of America. Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

                                           Year Ended December 31,
                                       ----------------------------------
                                         2000        2001        2002
                                       ---------- ------------ ----------
United States statutory rate.........      35.0%      (35.0)%    (35.0)%
State taxes, net of federal benefit..       3.9         (3.0)      (4.5)
Foreign taxes, net...................        --          0.2         --
Research and development credit......      (2.9)        (3.0)      (5.9)
Tax exempt interest..................        --           --       (2.5)
Capital loss carried forward and not
   benefitted........................        --           --       10.4
Change in estimated tax contingency..        --           --       (4.3)
Change in valuation allowance........      (8.6)          --         --
Other................................       0.9          2.8       (0.2)
                                       ---------- ------------ ----------
                                           28.3%      (38.0)%    (42.0)%
                                       ========== ============ ==========

As of December 31, 2001 and 2002 our deferred tax assets and liabilities consisted of (in thousands):

                                                      December 31,
                                                  ----------------------
                                                     2001        2002
                                                  -----------  ---------
Allowance for excess and obsolete inventory..... $    16,482  $   6,096
Allowance for sales returns.....................       1,739        691
Allowance for doubtful accounts.................       1,088      1,709
Deferred revenue................................         133      1,546
Other...........................................       2,428        803
Net operating loss carry-forwards...............         570      1,731
Depreciation....................................       1,385        648
Tax credits.....................................       5,529      9,094
                                                  -----------  ---------
                                                 $    29,354  $  22,318
                                                  ===========  =========

Current portion................................. $    24,115  $  17,154
Long-term portion...............................       5,239      5,164
                                                  -----------  ---------
                                                 $    29,354  $  22,318
                                                  ===========  =========

In the year ended December 31, 2000, we determined that it is more likely than not that the deferred tax assets were realizable based on our operating results in 2000 and projected future earnings. As of December 31, 2002, we have total short-term and long-term deferred tax assets of $22.3 million. If we continue to incur net losses in the future and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets. We have research credit carry-forwards of approximately $3.0 million for California income tax purposes. The California research credit can be carried forward indefinitely. We have research credit carry-forwards of approximately $1.4 million for federal income tax purposes. The federal research credit can be carried forward and will expire in 2022.

We have foreign tax credit carry-forwards of approximately $4.5 million that, if not utilized, will expire in 2007.

We have federal operating loss carry-forwards of approximately $5.0 million that, if not utilized, will expire in 2022.

12. Segment Reporting:

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

We manage our business in four reportable segments: the Standard Memory

Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. We do not allocate operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit's performance.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These families allow us to produce products optimized for cost, functionality and quality to support a broad range of mainstream applications that use nonvolatile memory products.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, pagers, PDAs, set-top boxes, hard disk drives and PCs. ASPG also includes flash embedded controllers such as the FlashFlex51 flash microcontroller and the ATA flash disk controller to consumer, industrial and mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless modems, MP3 players, pagers and digital organizers.

Technology licensing includes both up front license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                           Year Ended December 31, 2002
                                          --------------------------
                                                           Gross
                                            Revenues       Profit
                                          ------------  ------------
SMPG.................................... $    168,970  $     12,647
ASPG....................................       68,637        23,554
SPG.....................................        6,414         1,574
Technology Licensing....................       30,637        30,637
                                          ------------  ------------
                                         $    274,658  $     68,412
                                          ============  ============

                                           Year Ended December 31, 2001
                                          --------------------------
                                                           Gross
                                            Revenues    Profit (Loss)
                                          ------------  ------------
SMPG.................................... $    152,246  $    (32,964)
ASPG....................................       98,138        43,816
SPG.....................................        8,234          (395)
Technology Licensing....................       35,412        35,412
                                          ------------  ------------
                                         $    294,030  $     45,869
                                          ============  ============

                                           Year Ended December 31, 2000
                                          --------------------------
                                                           Gross
                                            Revenues       Profit
                                          ------------  ------------
SMPG.................................... $    401,162  $    170,522
ASPG....................................       56,384        33,049
SPG.....................................       17,770         7,606
Technology Licensing....................       14,945        14,945
                                          ------------  ------------
                                         $    490,261  $    226,122
                                          ============  ============

Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

                                                  Year ended December 31,
                                              --------------------------------
                                                2000        2001       2002
                                              ---------  ----------  ---------
United States............................... $  76,898  $   28,592  $  21,871
Europe......................................    28,376      21,332     10,599
Japan.......................................    66,635      23,549     28,465
Korea.......................................    42,986      22,039     30,321
Taiwan......................................   133,677     110,847     91,219
China (including Hong Kong).................    90,839      57,146     70,609
Other Asian countries.......................    48,102      28,157     21,574
Rest of world...............................     2,748       2,368         --
                                              ---------  ----------  ---------
                                             $ 490,261  $  294,030  $ 274,658
                                              =========  ==========  =========

Foreign revenue is based on the country to which the product is shipped.

The locations and net book value of long-lived assets follows:

                                                    December 31,
                                              ---------------------
                                                2001        2002
                                              ---------  ----------
Japan....................................... $      64  $    3,605
United States...............................    22,137      16,120
Other.......................................       902       1,257
                                              ---------  ----------
                                             $  23,103  $   20,982
                                              =========  ==========

13. Equity Investments and Related Party Reporting:

Equity investments comprise (in thousands):

                                                  December 31,
                                              ---------------------
                                                2001        2002
                                              ---------  ----------
Silicon Technology Co., Ltd................. $     939  $      939
Apacer Technology, Inc......................    11,931       4,358
Powertech Technology, Incorporated..........     2,532       2,532
Professional Computer Technology Limited....     1,605       1,784
Grace Semiconductor Manufacturing
   Corporation..............................    50,000      50,000
Insyde Software Corporation.................        --         964
Other.......................................        --         333
                                              ---------  ----------
                                             $  67,007  $   60,910
                                              =========  ==========

The following table is a summary of our related party revenues and purchases (in thousands):

                                                   Year Ended
                                                December 31, 2002
                                              ---------------------
                                              Revenues    Purchases
                                              ---------  ----------
Silicon Technology Co., Ltd................. $   2,089  $       --
Ambit Microsystems Corp.....................       269          --
Apacer Technology, Inc......................       899         588
Professional Computer Technology Limited....       141          --
Silicon Professional Technology Ltd.........   140,003          --
King Yuan Electronics Company, Limited......        --      18,163
Powertech Technology, Incorporated..........        --       8,378
                                              ---------  ----------
                                             $ 143,401  $   27,130
                                              =========  ==========

                                                   Year Ended
                                                December 31, 2001
                                              ---------------------
                                              Revenues    Purchases
                                              ---------  ----------
Silicon Technology Co., Ltd................. $   3,728  $       --
Acer and related entities (1)...............     5,129         290
Apacer Technology, Inc......................       280         626
Professional Computer Technology Limited....     4,019          --
Silicon Professional Technology Ltd.........    76,869          --
King Yuan Electronics Company, Limited......        --      21,827
Powertech Technology, Incorporated..........        --       9,031
                                              ---------  ----------
                                             $  90,025  $   31,774
                                              =========  ==========

                                                   Year Ended
                                                December 31, 2000
                                              ---------------------
                                              Revenues    Purchases
                                              ---------  ----------
Silicon Technology Co., Ltd................. $  12,047  $       --
Acer and related entities (1)...............    21,280           6
Apacer Technology, Inc......................       447           8
Ocean Contract Manufacturing Ltd............     1,441          --
Professional Computer Technology Limited....    22,348          --
King Yuan Electronics Company, Limited......        --      16,721
Powertech Technology, Incorporated..........     9,044       9,478
                                              ---------  ----------
                                             $  66,608  $   26,213
                                              =========  ==========

(1) Excludes Apacer Technology, Inc. balances.

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

                                                December 31, 2001      December 31, 2002
                                              ---------------------  ---------------------
                                                          Accounts               Accounts
                                              Accounts   Payable and Accounts   Payable and
                                              Receivable  Accruals   Receivable  Accruals
                                              ---------  ----------  ---------  ----------
Silicon Technology Co., Ltd................. $     192  $       --  $     459  $       --
Acer and related entities (1)...............       524          87         --          --
Ambit Microsystems Corp.....................       113          --         --          --
Apacer Technology, Inc......................       128          27        141         119
Professional Computer Technology Limited....        --         896         --          73
Silicon Professional Technology Ltd.........    19,839         863     24,648         432
King Yuan Electronics Company, Limited......        --       3,621         --       4,285
Powertech Technology, Incorporated..........        --       2,523         --       2,253
                                              ---------  ----------  ---------  ----------
                                             $  20,796  $    8,017  $  25,248  $    7,162
                                              =========  ==========  =========  ==========

(1) Excludes Ambit Microsystems Corp. and Apacer Technology, Inc. balances.

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for approximately $939,000 in cash. Bing Yeh our president, CEO and Board Director also is a member of Silicon Technology's board. At December 31, 2002, our investment, which is carried at cost, represented approximately 9% of the outstanding equity of Silicon Technology.

Dr. Ronald Chwang, a member of our Board of Directors, is also a director of Ambit Microsystems Corp., which is a related entity of Acer Incorporated, or Acer.

In 2000, we acquired a 10% interest in Apacer for approximately $9,868,000 in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh our president, CEO and Board Director also is a member of Apacer's board. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002, refer to Note 10 of these Notes to the Consolidated Financial Statements. At December 31, 2002, our investment represented approximately 10% of the outstanding equity of Apacer.

In 2000, we acquired a 15% interest in PCT, a privately held Taiwanese company, for approximately $1,456,000 in cash. Bing Yeh our president, CEO and Board Director also is a member of PCT's board. PCT is one of our stocking representatives. The investment is carried at cost. In May 2002, we made an additional investment of $179,000 in PCT.

PCT earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In 2000, 2001 and 2002 we paid sales commissions of approximately $1,970,000, $1,701,000 and $2,306,000, respectively, to PCT. In March 2001, PCT established a separate company and wholly-owned subsidiary, SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Product shipped to SPT is accounted for as consigned inventory and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and must pay us whether or not they have collected the accounts receivable.

In 2000, we acquired a 1% interest in KYE, a publicly held Taiwanese company, which is a production subcontractor, for approximately $4,574,000 in cash. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2001 and 2002. The investment was written down to $1.3 million during 2001, refer to Note 10 of these Notes to the Consolidated Financial Statements.

In 2000, we acquired a 3% interest in Powertech Technology, Inc., or PTI, a privately held Taiwanese company, which is a production subcontractor, for approximately $2,532,000 in cash. The investment is carried at cost.

In 2001, we acquired a 9% interest in Grace Semiconductor Manufacturing Corporation, or GSMC, a privately held Cayman Islands company with operations in China, which is a wafer foundry under construction, for approximately $50,000,000 in cash. Bing Yeh our president, CEO and Board Director also is a member of GSMC's board. This investment is carried at cost. We anticipate that GSMC will begin to manufacture some of our products during 2003.

Mr. Yasushi Chikagami, a member of our board of directors, is also a member of the board of directors of Ocean Automation Ltd. Ocean Automation Ltd. and certain of its affiliates, such as Ocean Contract Manufacturing Ltd, are our customers.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a privately held Taiwanese company, for approximately $964,000 in cash. Bing Yeh our president, CEO and Board Director is also a member of Insyde's board of directors. As of December 31, 2002, the investment was carried at cost. In January 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Accordingly, in 2003, we will record our Insyde investment based on the quoted market price as of our reporting date.

14. Employee Benefit Plans:

Profit Sharing Plan:

We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both net earnings before interest income (expense), net provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is net revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. No profit sharing was paid in relation to 2001 or 2002. During 2000 profit sharing expenses of $14,876,000 were recorded.

401(k) Plan:

We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust (the Plan), as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. All employee contributions are 100% vested. During 2000, 2001 and 2002, we matched the first $1,000 of each employees' contribution, for a total of $326,000, $436,000 and $405,000, respectively.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                   Balance at  Charged to    Write-off   Balance at
                                                   Beginning    Costs and   of Accounts    End of
Description                                        of Period    Expenses      /Other       Period
-------------------------------------------------  ----------  -----------  -----------  ----------
Year ended December 31, 2000
  Allowance for doubtful accounts................ $      535  $       477  $       229  $      783
  Allowance for sales returns.................... $       41  $     8,166  $        --  $    8,207
  Allowance for excess and obsolete inventories.. $      150  $     4,261  $     1,895  $    2,516
  Valuation allowance on deferred tax............ $   12,699  $   (12,699) $        --  $       --

Year ended December 31, 2001
  Allowance for doubtful accounts................ $      783  $     2,251  $       220  $    2,814
  Allowance for sales returns.................... $    8,207  $    32,227  $    35,936  $    4,498
  Allowance for excess and obsolete inventories.. $    2,516  $    73,932  $    28,701  $   47,747
  Valuation allowance on deferred tax............ $       --  $        --  $        --  $       --

Year ended December 31, 2002
  Allowance for doubtful accounts................ $    2,814  $     3,046  $     1,440  $    4,420
  Allowance for sales returns.................... $    4,498  $     2,842  $     5,553  $    1,787
  Allowance for excess and obsolete inventories.. $   47,747  $     9,160  $    29,466  $   27,441
  Valuation allowance on deferred tax............ $       --  $        --  $        --  $       --