Form 10-Q
period 2003-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2003-05-14
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, April 30, 2003: 94,425,973.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED MARCH 31, 2003
TABLE OF CONTENTS

Part I.

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2002         2003
                                                              -----------  -----------
                                                              (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties................... $    30,869  $    18,116
     Product revenues - related parties.....................      35,426       35,805
     Technology licensing...................................       8,287        7,788
                                                              -----------  -----------
          Total net revenues................................      74,582       61,709
Cost of revenues:
     Cost of revenues - unrelated parties...................      23,130       17,928
     Cost of revenues - related parties.....................      27,372       34,573
                                                              -----------  -----------
          Total cost of revenues............................      50,502       52,501
                                                              -----------  -----------
Gross profit................................................      24,080        9,208
                                                              -----------  -----------
Operating expenses:
     Research and development...............................      11,872       10,755
     Sales and marketing....................................       7,504        5,953
     General and administrative.............................       3,317        3,583
                                                              -----------  -----------
          Total operating expenses..........................      22,693       20,291
                                                              -----------  -----------
Income (loss) from operations...............................       1,387      (11,083)
Interest and other income...................................         968          456
Interest expense............................................         (64)         (38)
                                                              -----------  -----------
Income (loss) before provision for income taxes.............       2,291      (10,665)
Provision for income taxes..................................         733           --
                                                              -----------  -----------
Net income (loss)........................................... $     1,558  $   (10,665)
                                                              ===========  ===========

Net income (loss) per share - basic......................... $      0.02  $     (0.11)
                                                              ===========  ===========

Shares used in per share calculation - basic................      92,033       94,186
                                                              ===========  ===========

Net income (loss) per share - diluted....................... $      0.02  $     (0.11)
                                                              ===========  ===========

Shares used in per share calculation - diluted..............      97,000       94,186
                                                              ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    December 31,    March 31,
                                                                       2002          2003
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                               ASSETS

Current assets:
    Cash and cash equivalents.................................... $    103,751  $    112,859
    Short-term available-for-sale investments....................       41,252        47,544
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $4,420 at December 31, 2002 and
      $4,389 at March 31, 2003...................................       10,723         8,558
    Trade accounts receivable-related parties....................       25,248        22,707
    Inventories..................................................       83,040        68,614
    Deferred tax asset...........................................       17,154        20,268
    Other current assets.........................................       29,671        14,869
                                                                   ------------  ------------
         Total current assets....................................      310,839       295,419
Equipment, furniture and fixtures, net...........................       16,989        15,665
Long-term available-for-sale investments.........................        5,862         7,670
Restricted cash and cash equivalents.............................       11,976        14,563
Restricted available-for-sale investments........................       24,873        22,408
Equity investments...............................................       60,910        59,735
Other assets.....................................................        9,157         8,736
                                                                   ------------  ------------
         Total assets............................................ $    440,606  $    424,196
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        352  $        362
    Trade accounts payable-unrelated parties.....................       28,408        21,901
    Trade accounts payable-related parties.......................        6,689         6,284
    Accrued expenses and other liabilities.......................       18,783        18,304
    Deferred revenue.............................................        2,650         2,447
                                                                   ------------  ------------
         Total current liabilities...............................       56,882        49,298
Other liabilities................................................        1,873         2,009
                                                                   ------------  ------------
         Total liabilities.......................................       58,755        51,307
                                                                   ------------  ------------
Commitments (Note 6) and Contingencies (Note 7)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 93,295 shares at December 31, 2002
    and 94,272 shares at March 31, 2003..........................      339,598       341,445
Accumulated other comprehensive income...........................          151             7
Retained earnings................................................       42,102        31,437
                                                                   ------------  ------------
         Total shareholders' equity..............................      381,851       372,889
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    440,606  $    424,196
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                            2002       2003
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net income (loss)................................................. $    1,558  $  (10,665)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization..................................      2,509       2,113
       Provision for doubtful accounts receivable.....................        (68)        (31)
       Provision for sales returns....................................      3,024        (175)
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................        238       2,436
       Deferred income taxes..........................................         --      (3,114)
       Loss on disposal of equipment..................................         --         139
       Gain on sale of equity investments.............................         --         (37)
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................     (6,323)      2,371
       Trade accounts receivable-related parties......................     (8,293)      2,541
       Inventories....................................................     16,665      11,990
       Other current and non-current assets...........................       (915)     15,223
       Trade accounts payable-unrelated parties.......................      1,016      (6,507)
       Trade accounts payable-related parties.........................      1,124        (405)
       Accrued expenses and other liabilities.........................        171        (574)
       Deferred revenue...............................................       (425)       (203)
                                                                        ----------  ----------
           Net cash provided by operating activities..................     10,281      15,102
                                                                        ----------  ----------
Cash flows from investing activities:
    Acquisition of equipment, furniture and fixtures..................     (1,294)       (513)
    Purchases of available-for-sale investments and restricted cash
       and cash equivalents...........................................    (27,383)    (14,250)
    Sales and maturities of available-for-sale and equity investments.     20,485       7,006
                                                                        ----------  ----------
           Net cash used in investing activities......................     (8,192)     (7,757)
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................        (76)        (84)
    Issuance of shares of common stock................................      1,955       1,847
    Other.............................................................        (95)         --
                                                                        ----------  ----------
           Net cash provided by financing activities..................      1,784       1,763
                                                                        ----------  ----------
Net increase in cash and cash equivalents.............................      3,873       9,108
Cash and cash equivalents at beginning of period......................     93,598     103,751
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $   97,471  $  112,859
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 2003
(UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

The year-end balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net income (loss).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 during the quarter ended March 31, 2003. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial statements. The effect of adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002 and since December 31, 2002 the recognition and measurement provisions of FIN No. 45 has not had a material impact on our consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the interim disclosure provisions for our financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of our Notes to the Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2002. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in such entities as we are not obligated to provide any additional financing.

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

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2002         2003
                                                              -----------  -----------
Numerator - basic
  Net income (loss)......................................... $     1,558  $   (10,665)
                                                              ===========  ===========
Denominator - basic
  Weighted average common stock outstanding.................      92,033       94,186
                                                              ===========  ===========

Basic net income (loss) per share........................... $      0.02  $     (0.11)
                                                              ===========  ===========

Numerator - diluted
  Net income (loss)......................................... $     1,558  $   (10,665)
                                                              ===========  ===========
Denominator - diluted

  Weighted average common stock outstanding.................      92,033       94,186
  Dilutive potential of common stock equivalents:
      Options...............................................       4,967           --
                                                              -----------  -----------
                                                                  97,000       94,186
                                                              ===========  ===========

Diluted net income (loss) per share......................... $      0.02  $     (0.11)
                                                              ===========  ===========

Anti-dilutive stock options to purchase 3,447,000 shares of common stock with weighted average exercise price of $16.72 were excluded from the computation of diluted net income per share for the three months ended March 31, 2002 because the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2002. Stock options to purchase 10,215,000 shares of common stock were outstanding as of March 31, 2003 with weighted average exercise price of $7.59. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 2003 because we had a net loss for this period.

Stock Compensation:

No compensation cost has been recognized for our 1995 Equity Incentive Plan, our 1995 Non-Employee Directors' Stock Option Plan or our 1995 Employee Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for the three months ended March 31, 2002 and 2003 would have been decreased to the pro forma amounts indicated below (in thousands):

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2002       2003
                                                              ---------  ---------
Net income (loss), as reported.............................. $   1,558  $ (10,665)
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects...............    (3,062)    (1,821)
                                                              ---------  ---------
Pro forma net loss.......................................... $  (1,504) $ (12,486)
                                                              =========  =========
Pro forma net loss per share - basic and diluted............ $   (0.02) $   (0.13)
                                                              =========  =========

3. Restricted Cash and Cash Equivalents and Restricted Available-for-Sale Investments

In July 2002, in connection with our Atmel litigation (see Note 7 of these Notes to the Condensed Consolidated Financial Statements), we posted a bond in the amount of $36.5 million pending our appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million under the custody of one financial institution, and classified these amounts as restricted cash and cash equivalents and restricted available-for-sale investments. As of March 31, 2003, total restricted cash and cash equivalents and restricted available-for-sale investments was $37.0 million, which consisted of the bond in the amount of $36.5 million and cumulative interest earned in the amount of $471,000.

4. Available-for-Sale Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three months ended March 31, 2003 were not material.

King Yuan Electronics Company Limited, or KYE, and Insyde Software Corporation, or Insyde, are Taiwanese companies that completed initial public offerings on the Taiwan Stock Exchange during 2001 and 2003, respectively. Investments in these companies have been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as accumulated other comprehensive income. If a loss is other than temporary, it is reported as an "Impairment of equity investments." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of March 31, 2003 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost      Gain (Loss)      Value
                                              -----------  -----------   -----------
Corporate bonds and notes................... $       290  $        --   $       290
Government bonds and notes..................     154,375           83       154,458
Foreign listed equity securities............       2,264          (72)        2,192
                                              -----------  -----------   -----------
Total bonds, notes and equity securities.... $   156,929  $        11       156,940
                                              ===========  ===========
Less amounts classified as cash equivalents...........................      (79,318)
                                                                         -----------
      Total short and long-term available-for-sale investments........  $    77,622
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year................................................  $    47,544
      Less than 1 year - restricted...................................       21,866
      1 to 5 year.....................................................        5,478
      1 to 5 year - restricted........................................          542
                                                                         -----------
                                                                        $    75,430
                                                                         ===========

The unrealized gains as of March 31, 2003 are recorded in accumulated other comprehensive income, net of tax of $4,000.

The fair value of available-for-sale investments as of December 31, 2002 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes................... $       359  $        --   $       359
Government bonds and notes..................     123,763          107       123,870
Foreign listed equity securities............       1,299          138         1,437
                                              -----------  -----------   -----------
Total bonds, notes and equity securities.... $   125,421  $       245       125,666
                                              ===========  ===========
Less amounts classified as cash equivalents...........................      (53,679)
                                                                         -----------
      Total short and long-term available-for-sale investments........  $    71,987
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year................................................  $    41,252
      Less than 1 year - restricted...................................       24,873
      1 to 5 year.....................................................        4,425
                                                                         -----------
                                                                        $    70,550
                                                                         ===========

The unrealized gains as of December 31, 2002 are recorded in accumulated other comprehensive income, net of tax of $94,000.

5. Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,   March 31,
                                                              2002          2003
                                                           -----------   -----------
Raw materials............................................ $    40,036   $    31,825
Work in process..........................................       8,923         5,152
Finished goods...........................................      28,608        25,668
Inventories held at logistics center.....................       5,473         5,969
                                                           -----------   -----------
                                                          $    83,040   $    68,614
                                                           ===========   ===========

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. As of March 31, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimate could have a significant impact on our financial position and results of operations.

Accrued expenses and other liabilities comprise:

                                                           December 31,   March 31,
                                                              2002          2003
                                                           -----------   -----------
Accrued compensation and related items................... $     5,070   $     4,067
Accrued income tax payable...............................       6,782         8,050
Accrued liabilities-related parties......................         473           485
Accrued warranty.........................................         492           489
Other accrued liabilities................................       5,966         5,213
                                                           -----------   -----------
                                                          $    18,783   $    18,304
                                                           ===========   ===========

Accrued warranty:

Balance at December 31, 2002............................. $       492
Accruals for warranties issued during the period.........         207
Settlements made during the period.......................        (210)
                                                           -----------
Balance at March 31, 2003................................ $       489
                                                           ===========

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

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability, damages and legal defense costs arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2003 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $34.5 million. We have not recorded any liabilities as of March 31, 2003 related to these indemnities.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

6. Commitments

As of March 31, 2003, we had outstanding purchase commitments with our foundry vendors of $25.9 million for delivery in 2003. We have recorded a liability of $1.4 million for adverse purchase commitments.

During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2002 and March 31, 2003, payments made have reduced the recorded liability to $473,000 and $425,000, respectively.

7. Contingencies

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. As discussed below, as the result of a ruling in another case, Atmel has withdrawn its allegations as to another patent ("the '747 patent"). At this point, three patents remain at issue in Atmel's District Court case against us ("the '811, '829 and '903 patents"). All of these patents have expired, so Atmel cannot obtain an injunction against the sale of our products.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. On May 8, 2003, the Court of Appeals for the Federal Circuit heard oral arguments on our appeal of the judgment finding that we infringed the '811 and '829 patents. We anticipate that the Court will rule in two to three months. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of March 31, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet (see Note 3 of these Notes to the Condensed Consolidated Financial Statements).

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2003.

8. Segment Reporting

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

We manage our business in four reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. We do not allocate operating expenses, interest and other income, interest expense, impairment of equity investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit's performance.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Accordingly, our first quarter of 2002 segment revenues and gross profit (loss) information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred certain flash microcontroller products from ASPG to SPG. Accordingly, our first quarter of 2002 segment revenues and gross profit (loss) information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

SPG includes ComboMemory, ROM/RAM Combos, MTP, flash microcontroller and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and certain flash microcontroller products from ASPG to SPG. Accordingly, our first quarter of 2002 segment revenues and gross profit (loss) information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

Technology Licensing includes both license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                    March 31, 2002                March 31, 2003
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues    Profit (Loss)
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    42,150  $      8,286     $    36,046  $     (1,711)
ASPG........................................      20,390         5,531          13,775         2,901
SPG.........................................       3,755         1,976           4,100           230
Technology Licensing........................       8,287         8,287           7,788         7,788
                                              -----------  ------------     -----------  ------------
                                             $    74,582  $     24,080     $    61,709  $      9,208
                                              ===========  ============     ===========  ============

9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2002         2003
                                                              -----------  -----------
Net income (loss)........................................... $     1,558  $   (10,665)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax............................         821         (144)
                                                              -----------  -----------
Total comprehensive income (loss)........................... $     2,379  $   (10,809)
                                                              ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31,    March 31,
                                                           2002          2003
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $        151  $          7
                                                       ============  ============

10. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three months ended March 31, 2002 and 2003, and our related party accounts receivable and accounts payable and accruals as of December 31, 2002 and March 31, 2003 (in thousands):

                                                  Three Months Ended             Three Months Ended
                                                    March 31, 2002                  March 31, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       473  $         --     $       387  $         --
Ambit Microsystems Corp.....................         129            --              --            --
Apacer Technology, Inc......................         194            50             386           133
Professional Computer Technology Limited....         141            --              --            --
Silicon Professional Technology Ltd.........      34,489            --          35,032            --
King Yuan Electronics Company, Limited......          --         3,608              --         3,896
Powertech Technology, Incorporated..........          --         2,600              --         2,260
                                              -----------  ------------     -----------  ------------
                                             $    35,426  $      6,258     $    35,805  $      6,289
                                              ===========  ============     ===========  ============

                                                  December 31, 2002               March 31, 2003
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       459  $         --     $        99  $         --
Apacer Technology, Inc......................         141           119             210           134
Professional Computer Technology Limited....          --            73              --           107
Silicon Professional Technology Ltd.........      24,648           432          22,397           444
King Yuan Electronics Company, Limited......          --         4,285              --         3,798
Powertech Technology, Incorporated..........          --         2,253              --         2,286
                                              -----------  ------------     -----------  ------------
                                             $    25,248  $      7,162     $    22,706  $      6,769
                                              ===========  ============     ===========  ============

Professional Computer Technology Limited, or PCT, continues to earn commissions for direct sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we continue to pay Silicon Professional Technology Ltd., or SPT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Due to the continued weak demand environment and economic uncertainty exacerbated by the outbreak of severe acute respiratory syndrome, or SARS, we believe that the industry's full recovery may be further pushed out. We expect the slow recovery from the current industry downturn will impact our selling prices during the second quarter. However, we expect that the pricing environment will improve in the second half of 2003.

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

We derived 80.7%, 88.5% and 89.6% of our net product revenues during 2001, 2002 and the three months ended March 31, 2003, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 31.5%, 36.8% and 39.9% of our net product revenues in 2001, 2002 and the three months ended March 31, 2003, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2001, 2002 or the three months ended March 31, 2003.

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently, Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2002 and the three months ended March 31, 2003, SPT serviced end customer sales accounted for 57.4% and 65.0% of our net product revenues recognized. As of December 31, 2002 and March 31, 2003, SPT, our logistics center, represented 68.5% and 71.6% of our accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our end customer sales in 2001, 2002 or the three months ended March 31, 2003.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations: Quarter Ended March 31, 2003

Net Revenues

Net revenues were $61.7 million for the first quarter of 2003 as compared to $62.8 million in the fourth quarter of 2002 and $74.6 million for the first quarter of 2002. Net revenues decreased compared to the fourth quarter of 2002 due to decreased average selling prices for our products, offset by increased unit shipments. Net revenues for the first quarter of 2003 decreased compared to the first quarter of 2002 also due to decreased average selling prices, offset by increased unit shipments of our products. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions.

Product Revenues. Product revenues were $53.9 million in the first quarter of 2003 as compared to $56.8 million in the fourth quarter of 2002 and $66.3 million for the first quarter of 2002. Product revenues decreased compared to the fourth quarter of 2002 due to decreased average selling prices for our products by 12.0%, offset by increased unit shipments of our products by 6.4%. Product revenues decreased compared to the first quarter of 2002 due to decreased average selling prices for our products by 18.9%, offset by increased unit shipments of our products by 1.3%. Unit shipments fluctuate due to overall industry supply and demand.

Technology Licensing Revenues. Revenues from license fees and royalties were $7.8 million in the first quarter of 2003, as compared to $6.0 million in the fourth quarter of 2002 and $8.3 million in the first quarter of 2002. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Gross Profit

Gross profit was $9.2 million, or 14.9% of net revenues, in the first quarter of 2003 as compared to gross profit of $6.7 million, or 10.7% of net revenues, in the fourth quarter of 2002 and $24.1 million, or 32.3% of net revenues, in the first quarter of 2002. The increase in gross profit from the fourth quarter of 2002 to the first quarter of 2003 is primarily due to increased unit shipments of our products by 6.4% and increased license revenues by $1.7 million, offset by decreases in average selling prices by 12.0%. The decrease in gross profit in the first quarter of 2003 when compared to the first quarter of 2002 is due primarily to decreases in average selling prices. Product gross margin was 2.6% for the first quarter of 2003, compared to 1.2% for the fourth quarter of 2002 and 23.8% for the first quarter of 2002. The increase in product gross margin from the fourth quarter of 2002 to the first quarter of 2003 relates to improved costs and lower inventory charges relative to the fourth quarter of 2002. The decrease in product gross margin from the first quarter of 2002 to the first quarter of 2003 relates to decreased average selling prices of our products by 18.9% and $2.4 million of inventory valuation adjustments recorded in the first quarter of 2003. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2001 and 2002 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $20.3 million, or 32.9% of net revenues, in the first quarter of 2003, compared to $20.6 million, or 32.7% of net revenues, in the fourth quarter of 2002, and $22.7 million, or 30.4% of net revenues, in the first quarter of 2002. The decrease from the fourth quarter of 2002 by 1.3% was primarily due to a decrease of $545,000 in masks and evaluation parts expenses, offset by an overall increase of $332,000 in our headcount and related costs. Operating expenses decreased by 10.6% from the first quarter of 2002. The decrease related primarily to decreases of $1.1 million in masks and evaluation parts expenses, $661,000 in commissions due to decreased product revenues, $392,000 in legal expenses and $302,000 in depreciation and amortization expenses. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses may increase in dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $10.8 million, or 17.4% of net revenues, during the first quarter of 2003, as compared to $11.3 million, or 18.0% of net revenues, during the fourth quarter of 2002 and $11.9 million, or 15.9% of net revenues, during the first quarter of 2002. Research and development expenses decreased by 5.0% from the fourth quarter of 2002 and by 9.4% from the first quarter of 2002 due primarily to a decrease of $545,000 and $1.1 million, respectively, in masks and evaluation parts expenses in the first quarter of 2003, as compared to the prior quarter and the same quarter of last year, respectively. We expect that research and development expenses may increase in dollars.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $6.0 million, or 9.6% of net revenues, in the first quarter of 2003, as compared to $6.4 million, or 10.2% of net revenues, in the fourth quarter of 2002 and $7.5 million, or 10.1% of net revenues, during the first quarter of 2002. The decrease in sales and marketing expenses by 6.9% from the fourth quarter of 2002 to the first quarter of 2003 was primarily attributable to decreased headcount and related costs by $420,000. The decrease in sales and marketing expenses by 20.7% from the first quarter of 2002 to the first quarter of 2003 was primarily attributable to decreased headcount and related costs by $408,000 and decreased commissions expenses by $661,000. We expect sales and marketing expenses may increase in dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.6 million, or 5.8% of net revenues, in the first quarter of 2003, as compared to $2.8 million, or 4.5% of net revenues, in the fourth quarter of 2002 and $3.3 million, or 4.4% of net revenues, during the first quarter of 2002. Expenses increased by 26.1% from the fourth quarter of 2002 primarily due to increased headcount and related costs by $815,000. The increase in general and administrative expenses by 8.0% from the first quarter of 2002 was primarily due to increased headcount and related costs by $869,000, offset by decreases in depreciation and amortization expenses by $302,000 and legal expenses related to the Atmel litigation by $392,000. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Interest and other income. Interest and other income was $456,000, or 0.7% of net revenues, during the first quarter of 2003, as compared to $652,000, or 1.0% of net revenues, during the fourth quarter of 2002 and $968,000, or 1.3% of net revenues, during the first quarter of 2002. Interest income decreased both from the fourth and first quarters of 2002 to the first quarter of 2003 due to decreasing interest rates on invested cash.

Interest expense. Interest expense was $38,000 for the first quarter of 2003 as compared to $43,000 for the fourth quarter of 2002 and $64,000 for the first quarter of 2002. Interest expense relates to interest and fees under our line of credit and to our notes payable. We terminated our line of credit in July 2002.

Provision for Income Taxes

We had a tax rate of zero in the first quarter of 2003. This compares with a tax benefit of $5.5 million in the fourth quarter of 2002 which was based on a 42.0% tax rate on loss before taxes and a tax provision of $733,000 in the first quarter of 2002 which was based on a 32.0% tax rate on income before taxes. We plan to implement our international tax structure during the second half of 2003. We expect our tax rate to be 0% for the remainder of 2003. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies. As of March 31, 2003, we have total short-term and long-term deferred tax assets of $25.4 million. If we continue to incur net losses in the future and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets.

Segment Reporting

We manage our business in four reportable segments: SMPG, ASPG, SPG and Technology Licensing. Refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Accordingly, our first quarter of 2002 segment revenues and gross profit (loss) information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SMPG revenues were $36.0 million for the first quarter of 2003, as compared to $37.1 million in the fourth quarter of 2002 and $42.1 million in the first quarter of 2002. The decrease in revenues, both from the fourth and first quarters of 2002, was primarily due to lower average selling prices by 9.7% and 15.7%, respectively, offset by increased unit shipments by 7.6% and 3.3%, respectively. Gross margin increased from negative 10.8% in the fourth quarter of 2002 to negative 4.7% in the first quarter of 2003 primarily due to changes in product mix. Gross margin decreased from 19.7% in the first quarter of 2002 to negative 4.7% in the first quarter of 2003 primarily due to lower average selling prices.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred certain flash microcontroller products from ASPG to SPG. Accordingly, our first quarter of 2002 segment revenues and gross profit (loss) information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. ASPG revenues were $13.8 million for the first quarter of 2003, as compared to $15.8 million in the fourth quarter of 2002 and $20.4 million in the first quarter of 2002. The decrease in revenues from the fourth quarter of 2002 was primarily due to lower average selling prices by 15.1%. The decrease in revenues from the first quarter of 2002 was primarily due to lower average selling prices by 26.4% and lower unit shipments by 7.4%. Gross margin decreased from 29.3% in the fourth quarter of 2002 to 21.1% in the first quarter of 2003 primarily due to decreased average selling prices. Gross margin decreased from 27.1% in the first quarter of 2002 to 21.1% in the first quarter of 2003 primarily due to lower average selling prices and decreased unit shipments.

SPG includes ComboMemory, ROM/RAM Combos, MTP, flash microcontroller and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Accordingly, our first quarter of 2002 segment revenues and gross profit (loss) information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SPG revenues were $4.1 million for the first quarter of 2003, as compared to $3.9 million in the fourth quarter of 2002 and $3.8 million in the first quarter of 2002. The increase in revenues from the fourth quarter of 2002 was primarily due to increased unit shipments by 7.0%, offset by lower average selling prices by 7.8%. The increase in revenues from the first quarter of 2002 was primarily due to increased unit shipments by 5.3% and higher average selling prices by 3.2%. Gross margin increased from 2.1% in the fourth quarter of 2002 to 5.6% in the first quarter of 2003 primarily due to changes in product mix. Gross margin decreased from 52.6% in the first quarter of 2002 to 5.6% in the first quarter of 2003 primarily due to changes in product mix.

Revenue and gross profit related to Technology Licensing was $7.8 million for the first quarter of 2003, $6.0 million for the fourth quarter of 2002 and $8.3 million for the first quarter of 2002.

Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the quarters ended March 31, 2002 and 2003, and our related party accounts receivable and accounts payable and accruals as of December 31, 2002 and March 31, 2003 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002.

                                                  Three Months Ended            Three Months Ended
                                                    March 31, 2002                March 31, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       473  $         --     $       387  $         --
Ambit Microsystems Corp.....................         129            --              --            --
Apacer Technology, Inc......................         194            50             386           133
Professional Computer Technology Limited....         141            --              --            --
Silicon Professional Technology Ltd.........      34,489            --          35,032            --
King Yuan Electronics Company, Limited......          --         3,608              --         3,896
Powertech Technology, Incorporated..........          --         2,600              --         2,260
                                              -----------  ------------     -----------  ------------
                                             $    35,426  $      6,258     $    35,805  $      6,289
                                              ===========  ============     ===========  ============

                                                  December 31, 2002               March 31, 2003
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       459  $         --     $        99  $         --
Apacer Technology, Inc......................         141           119             210           134
Professional Computer Technology Limited....          --            73              --           107
Silicon Professional Technology Ltd.........      24,648           432          22,397           444
King Yuan Electronics Company, Limited......          --         4,285              --         3,798
Powertech Technology, Incorporated..........          --         2,253              --         2,286
                                              -----------  ------------     -----------  ------------
                                             $    25,248  $      7,162     $    22,706  $      6,769
                                              ===========  ============     ===========  ============

PCT continues to earn commissions for direct sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we continue to pay SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 during the quarter ended March 31, 2003. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial statements. The effect of adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002 and since December 31, 2002 the recognition and measurement provisions of FIN No. 45 has not had a material impact on our consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the interim disclosure provisions for our financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in such entities as we are not obligated to provide any additional financing.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $15.1 million for the three months ended March 31, 2003 as compared to $10.3 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, our primary sources of operating cash flow were the collection of an income tax refund of $14.4 million, collection of accounts receivable from related and unrelated parties and the timing of inventory purchases and payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of average days sales outstanding. Days sales outstanding were 46 days in the first quarter of 2003 as compared to 64 days in the first quarter of 2002. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

Investing activities. Our investing activities used cash of $7.8 million for the first quarter of 2003 as compared to $8.2 million for the first quarter of 2002. Investing activities in the first quarter of 2003 were primarily related to net purchases of available-for-sale and equity investments of $7.2 million and capital expenditures of $513,000. Investing activities in the first quarter of 2002 were primarily related to net purchases of available-for-sale investments of $6.9 million and capital expenditures of $1.3 million.

Financing activities. Our financing activities provided cash of $1.8 million both during the first quarters of 2002 and 2003. Cash generated from financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $2.0 million and $1.8 million in the first quarters of 2002 and 2003, respectively.

Principal sources of liquidity at March 31, 2003 consisted of $168.1 million of cash, cash equivalents, and short-term and long-term available-for-sale investments. In July 2002, we posted a bond in the amount of $36.5 million for the Atmel litigation. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of March 31, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Purchase Commitments. As of March 31, 2003, we had outstanding purchase commitments with our foundry vendors of $25.9 million for delivery in 2003. We have recorded a liability of $1.4 million for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for this space due to the recent decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2002 and March 31, 2003, payments made have reduced the recorded liability to $473,000 and $425,000, respectively. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease, purchase commitments and other contractual obligations as of March 31, 2003 (in thousands):

                                          Less than                        More than
Contractual obligations          Total     1 year    1-3 years  3-5 years   5 years
-----------------------------  ---------  ---------  ---------  ---------  ---------
Notes payable................ $   1,139  $     362  $     777  $      --  $      --
Operating leases.............    23,823      5,150      8,175      5,045      5,453
Purchase commitments.........    25,853     25,853         --         --         --
Other long-term liability....     1,232         --        629        218        385
                               ---------  ---------  ---------  ---------  ---------
Total........................ $  52,047  $  31,365  $   9,581  $   5,263  $   5,838
                               =========  =========  =========  =========  =========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporations Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program was extended until October 31, 2003 and will stay in effect unless earlier revoked by our board of directors. As of March 31, 2003, no shares had been purchased under this program.

Operating Capital Requirements. We believe that our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2003.

Business Risks

Risks Related to Our Business

Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable in 2000, we incurred net losses for 2001, 2002 and first quarter of 2003, and in fiscal 1998 and 1999. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks of September 11, 2001 have resulted in a substantial increase to our business insurance costs. In addition, there is considerable public debate as to whether to require companies to record compensation expense on stock option grants. Such requirements, if enacted, would substantially increase our operating costs and impact our earnings (loss) per share.

We incurred significant inventory valuation adjustments in 2001 and 2002 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2003, we had $68.6 million of inventory on hand, a decrease of $14.4 million, or 17.4%, from December 31, 2002. Total valuation adjustments to inventory were $72.2 million in 2001, $9.2 million in 2002 and $2.4 million in the first quarter of 2003. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of March 31, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped since the second quarter of 2002, our revenues declined in first quarter of 2003 when compared to first quarter of 2002 due to decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2001, 2002 and first quarter of 2003, our export product and licensing revenues accounted for 90.3%, 92.0% and 93.0% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 80.7%, 88.5% and 89.6% of our net product revenues from Asia during 2001, 2002 and first quarter of 2003, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Terrorist attacks in the United States or abroad against American interests or citizens, U.S. retaliation for these attacks, threats of additional terrorist activity and the war in Iraq has caused our customer base to become more cautious. Any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer spending in particular, which could harm our business.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2001, 2002 and first quarter of 2003, SPT serviced end customer shipments accounted for 29.7%, 57.4% and 65.0% of our net product revenues recognized, respectively. For further description of our relationships with PCT and SPT, please refer to " Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002.

We do not have any long-term contracts with SPT or PCT, and SPT or PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us, we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by five foundries, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, in Taiwan, Sanyo, Seiko-Epson and Yasu Semiconductor in Japan, and Samsung in Korea. We anticipate that these foundries, together with Vanguard in Taiwan will manufacture the majority of our products in 2003. In March 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. We anticipate that GSMC will begin to manufacture some of our products in the second half of 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants for this space due to the recent decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the balance of the future lease cost, and this will harm our operating results.

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

Competition may also come from alternative technologies such as ferroelectric random access memory devices, or FRAM, or other developing technologies.

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

We are highly dependent on Bing Yeh, our President and Chief Executive Officer, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by our existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

Our ability to compete successfully depends, in part, on our ability to protect our intellectual property rights.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 60 patents in the United States relating to our products and processes, with expiration dates ranging from 2008 to 2021, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. On May 8, 2003, the Court of Appeals for the Federal Circuit heard oral arguments on our appeal of the judgment finding that we infringed the '811 and '829 patents. We anticipate that the Court will rule in two to three months. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1 - Legal Proceedings."

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

A worsening of the SARS outbreak could harm our business.

As we derive substantially all of our revenues from Asia and our logistics center is located in Taiwan, if the SARS outbreak worsens, the operations of our suppliers, distributors, logistics center and those of our end customers could be harmed, which could then harm our business.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through the first quarter of 2003 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. At March 31, 2003, the recorded value of our KYE investment was $1.2 million based on the quoted market price as of the balance sheet date. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of March 31, 2003, the recorded value of our Apacer investment was $4.4 million. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at March 31, 2003 of $50.0 million, $0.9 million $8.5 million and $0.3 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of March 31, 2003, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash and cash equivalents and available-for-sale investments as of March 31, 2003 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $ 127,421      0.7%
  Short-term available-for-sale investments - fixed rate...................    69,441      1.3%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....     6,020      1.5%
                                                                             ---------
                                                                            $ 202,882      0.9%
                                                                             =========

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On two of the six patents, the District Court ruled by summary judgment that we did not infringe. Two of the other patents were invalidated by another U.S. District Court in a proceeding to which we were not a party, but this decision was later reversed by the Federal Circuit Court of Appeals. As discussed below, as the result of a ruling in another case, Atmel has withdrawn its allegations as to another patent ("the '747 patent"). At this point, three patents remain at issue in Atmel's District Court case against us ("the '811, '829 and '903 patents"). All of these patents have expired, so Atmel cannot obtain an injunction against the sale of our products.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002 we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. On May 8, 2003, the Court of Appeals for the Federal Circuit heard oral arguments on our appeal of the judgment finding that we infringed the '811 and '829 patents. We anticipate that the Court will rule in two to three months. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of March 31, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

  We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2002.

  Exhibit 99.1 Certification of President and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2003: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 14th day of May, 2003.

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
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration, Chief Financial Officer and Secretary