Form 10-Q
period 2003-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2003-08-13
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, July 31, 2003: 94,912,358.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED JUNE 30, 2003
TABLE OF CONTENTS

Part I.

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                            Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2002         2003           2002         2003
                                                        -----------  -----------    -----------  -----------
                                                        (unaudited)  (unaudited)    (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties............. $    29,006  $    19,765    $    59,875  $    37,881
     Product revenues - related parties...............      32,474       35,095         67,900       70,900
     Technology licensing.............................       7,997        9,320         16,284       17,108
                                                        -----------  -----------    -----------  -----------
          Total net revenues..........................      69,477       64,180        144,059      125,889

Cost of revenues:
     Cost of revenues - unrelated parties.............      23,733       17,419         46,860       35,347
     Cost of revenues - related parties...............      26,502       30,514         53,877       65,087
                                                        -----------  -----------    -----------  -----------
          Total cost of revenues......................      50,235       47,933        100,737      100,434
                                                        -----------  -----------    -----------  -----------
Gross profit..........................................      19,242       16,247         43,322       25,455
                                                        -----------  -----------    -----------  -----------
Operating expenses:
     Research and development.........................      11,919       11,309         23,791       22,064
     Sales and marketing..............................       6,519        5,179         14,023       11,132
     General and administrative.......................       7,854        3,498         11,171        7,081
                                                        -----------  -----------    -----------  -----------
          Total operating expenses....................      26,292       19,986         48,985       40,277
                                                        -----------  -----------    -----------  -----------
Loss from operations..................................      (7,050)      (3,739)        (5,663)     (14,822)
Interest and other income.............................         907          578          1,875        1,034
Interest expense......................................         (66)         (41)          (130)         (79)
                                                        -----------  -----------    -----------  -----------
Loss before provision for (benefit from) income taxes.      (6,209)      (3,202)        (3,918)     (13,867)
Provision for (benefit from) income taxes.............      (1,987)       1,387         (1,254)       1,387
                                                        -----------  -----------    -----------  -----------
Net loss.............................................. $    (4,222) $    (4,589)   $    (2,664) $   (15,254)
                                                        ===========  ===========    ===========  ===========

Net loss per share - basic and diluted................ $     (0.05) $     (0.05)   $     (0.03) $     (0.16)
                                                        ===========  ===========    ===========  ===========

Shares used in per share calculation - basic and
   diluted............................................      92,406       94,472         92,220       94,329
                                                        ===========  ===========    ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    December 31,   June 30,
                                                                       2002          2003
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents.................................... $    103,751  $    125,156
    Short-term available-for-sale investments....................       41,252        38,053
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $4,420 at December 31, 2002 and
      $4,383 at June 30, 2003....................................       10,723        11,259
    Trade accounts receivable-related parties....................       25,248        24,319
    Inventories..................................................       83,040        62,111
    Deferred tax assets..........................................       17,154        29,350
    Other current assets.........................................       29,671         7,153
                                                                   ------------  ------------
         Total current assets....................................      310,839       297,401
Equipment, furniture and fixtures, net...........................       16,989        13,791
Long-term available-for-sale investments.........................        5,862        15,603
Restricted cash and cash equivalents.............................       11,976        16,505
Restricted available-for-sale investments........................       24,873        20,597
Equity investments...............................................       60,910        57,413
Other assets.....................................................        9,157         8,081
                                                                   ------------  ------------
         Total assets............................................ $    440,606  $    429,391
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        352  $        372
    Trade accounts payable-unrelated parties.....................       28,408        24,780
    Trade accounts payable-related parties.......................        6,689         7,098
    Accrued expenses and other liabilities.......................       18,783        20,516
    Deferred revenue.............................................        2,650         3,940
                                                                   ------------  ------------
         Total current liabilities...............................       56,882        56,706
Other liabilities................................................        1,873         1,820
                                                                   ------------  ------------
         Total liabilities.......................................       58,755        58,526
                                                                   ------------  ------------
Commitments (Note 6) and Contingencies (Note 7)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 93,295 shares at December 31, 2002
    and 94,536 shares at June 30, 2003...........................      339,598       341,674
Accumulated other comprehensive income...........................          151         2,343
Retained earnings................................................       42,102        26,848
                                                                   ------------  ------------
         Total shareholders' equity..............................      381,851       370,865
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    440,606  $    429,391
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                            2002       2003
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net loss.......................................................... $   (2,664) $  (15,254)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization..................................      5,060       4,142
       Provision (credit) for doubtful accounts receivable............      3,996         (37)
       Provision (credit) for sales returns...........................        206        (349)
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................      3,427       4,860
       Deferred income taxes..........................................       (412)    (12,196)
       Net (gain) loss on disposal of equipment.......................        (28)        114
       Gain on sale of equity investments.............................         --         (37)
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................     (4,539)       (150)
       Trade accounts receivable-related parties......................       (529)        929
       Inventories....................................................     10,017      17,738
       Other current and non-current assets...........................       (375)     23,594
       Trade accounts payable-unrelated parties.......................      7,857      (3,628)
       Trade accounts payable-related parties.........................      3,363         409
       Accrued expenses and other liabilities.........................     (4,234)     (1,518)
       Deferred revenue...............................................     (1,158)      1,290
                                                                        ----------  ----------
           Net cash provided by operating activities..................     19,987      19,907
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities...................................       (188)         --
    Acquisition of equipment, furniture and fixtures..................     (2,862)       (680)
    Purchases of available-for-sale investments and restricted cash
       and cash equivalents...........................................    (47,971)    (19,114)
    Sales and maturities of available-for-sale and equity investments.     45,554      19,387
                                                                        ----------  ----------
           Net cash used in investing activities......................     (5,467)       (407)
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................       (154)       (171)
    Issuance of shares of common stock................................      2,257       2,076
    Other.............................................................        (97)         --
                                                                        ----------  ----------
           Net cash provided by financing activities..................      2,006       1,905
                                                                        ----------  ----------
Net increase in cash and cash equivalents.............................     16,526      21,405
Cash and cash equivalents at beginning of period......................     93,598     103,751
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $  110,124  $  125,156
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2003
(UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

The year-end balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 during the quarter ended March 31, 2003. The adoption of SFAS No. 143 has not had a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the interim disclosure provisions for our financial reports beginning for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, the adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of our Notes to the Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2002. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in each such entity as we are not obligated to provide any additional financing.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

2. Computation of Net Loss Per Share

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

                                                            Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2002         2003           2002         2003
                                                        -----------  -----------    -----------  -----------
Numerator - basic and diluted
  Net loss............................................ $    (4,222) $    (4,589)   $    (2,664) $   (15,254)
                                                        ===========  ===========    ===========  ===========
Denominator - basic and diluted
  Weighted average common stock outstanding...........      92,406       94,472         92,220       94,329
                                                        ===========  ===========    ===========  ===========

Basic and diluted net loss per share.................. $     (0.05) $     (0.05)   $     (0.03) $     (0.16)
                                                        ===========  ===========    ===========  ===========

Stock options to purchase 10,269,000 and 9,876,000 shares of common stock were outstanding as of June 30, 2002 and 2003, respectively, with weighted average exercise prices of $7.52 and $7.65, respectively. These stock options were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2002 and 2003 because we had net losses for these periods.

Stock Compensation:

No compensation cost has been recognized for our 1995 Equity Incentive Plan, our 1995 Non-Employee Directors' Stock Option Plan or our 1995 Employee Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net loss and net loss per share for the three and six months ended June 30, 2002 and 2003 would have been increased as indicated below (in thousands, except per share amounts):

                                                               Three Months Ended      Six Months Ended
                                                                    June 30,              June 30,
                                                              --------------------  --------------------
                                                                2002       2003       2002       2003
                                                              ---------  ---------  ---------  ---------
Net loss, as reported....................................... $  (4,222) $  (4,589) $  (2,664) $ (15,254)
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects...............    (3,318)    (1,635)    (6,380)    (3,456)
                                                              ---------  ---------  ---------  ---------
Pro forma net loss.......................................... $  (7,540) $  (6,224) $  (9,044) $ (18,710)
                                                              =========  =========  =========  =========
Pro forma net loss per share - basic and diluted............ $   (0.08) $   (0.07) $   (0.10) $   (0.20)
                                                              =========  =========  =========  =========

3. Restricted Cash and Cash Equivalents and Restricted Available-for-Sale Investments

In July 2002, in connection with our Atmel litigation (see Note 7 of these Notes to the Condensed Consolidated Financial Statements), we posted a bond in the amount of $36.5 million pending our appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million under the custody of one financial institution, and classified these amounts as restricted cash and cash equivalents and restricted available-for-sale investments. As of June 30, 2003, total restricted cash and cash equivalents and restricted available-for-sale investments was $37.1 million, which consisted of the bond in the amount of $36.5 million and cumulative interest earned in the amount of $602,000.

4. Available-for-Sale Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for-sale and carried at fair value based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three and six months ended June 30, 2003 were not material.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, and Powertech Technology, Incorporated, or PTI, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in these companies have been included in "Long-term available-for-sale investments," and we have recorded the investment at fair value, with unrealized gains and losses, net of tax, reported in shareholders' equity as accumulated other comprehensive income. If a loss is other than temporary, it is reported as an "Impairment of equity investments." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of June 30, 2003 were as follows (in thousands):

                                               Amortized   Unrealized       Fair
                                                 Cost         Gain          Value
                                              -----------  -----------   -----------
Corporate bonds and notes................... $        76  $        --   $        76
Government bonds and notes..................     159,994           65       160,059
Foreign listed equity securities............       4,585        3,714         8,299
                                              -----------  -----------   -----------
Total bonds, notes and equity securities.... $   164,655  $     3,779       168,434
                                              ===========  ===========
Less amounts classified as cash equivalents...........................      (94,181)
                                                                         -----------
      Total short and long-term available-for-sale investments........  $    74,253
                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year................................................  $    38,053
      Less than 1 year - restricted...................................       20,059
      1 to 5 year.....................................................        7,304
      1 to 5 year - restricted........................................          538
                                                                         -----------
                                                                        $    65,954
                                                                         ===========

The unrealized gains as of June 30, 2003 are recorded in accumulated other comprehensive income, net of tax of $1,436,000.

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

5. Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,   June 30,
                                                              2002          2003
                                                           -----------   -----------
Raw materials............................................ $    40,036   $    29,667
Work in process..........................................       8,923         7,618
Finished goods...........................................      28,608        19,978
Inventories held at logistics center.....................       5,473         4,848
                                                           -----------   -----------
                                                          $    83,040   $    62,111
                                                           ===========   ===========

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our future average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a material adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. As of June 30, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

Other current assets comprise:

                                                           December 31,   June 30,
                                                              2002          2003
                                                           -----------   -----------
Refundable income tax.................................... $    22,744   $        --
Other current assets.....................................       6,927         7,153
                                                           -----------   -----------
                                                          $    29,671   $     7,153
                                                           ===========   ===========

Accrued expenses and other liabilities comprise:

                                                           December 31,   June 30,
                                                              2002          2003
                                                           -----------   -----------
Accrued compensation and related items................... $     5,070   $     4,876
Accrued income tax payable...............................       6,782         9,438
Accrued liabilities-related parties......................         473           465
Accrued warranty.........................................         492           300
Other accrued liabilities................................       5,966         5,437
                                                           -----------   -----------
                                                          $    18,783   $    20,516
                                                           ===========   ===========

Accrued warranty:

Balance at December 31, 2002............................. $       492
Accruals for warranties issued during the period.........         181
Settlements made during the period.......................        (373)
                                                           -----------
Balance at June 30, 2003................................. $       300
                                                           ===========

Our products are generally subject to warranty. We provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability, damages and legal defense costs arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2003 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $34.5 million. We have not recorded any liabilities as of June 30, 2003 related to these indemnities.

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

6. Commitments

As of June 30, 2003, we had outstanding purchase commitments with our foundry vendors of $24.6 million for delivery in 2003. We have recorded a liability of $318,000 for adverse purchase commitments.

During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2002 and June 30, 2003, payments made have reduced the recorded liability to $473,000 and $373,000 respectively.

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

On October 16, 2000, the ITC found the '903 patent valid and infringed, and issued a Limited Exclusion Order, which ruled that we could not import into the United States certain products that use the claimed circuit made by one of our suppliers. The ITC also ruled that we do not infringe the '811 and '829 patents. The '903 patent and the ITC's Limited Exclusion Order expired on September 14, 2001.

On January 14, 2002, the court in Atmel Corp. v. Macronix America, Inc. denied Atmel's motion to correct the '747 patent. As a result of the Court's decision, Atmel withdrew its claims against us based on the '747 patent.

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. On May 8, 2003, the Court of Appeals for the Federal Circuit heard oral arguments on our appeal of the judgment finding that we infringed the '811 and '829 patents. We are awaiting the Court of Appeals' decision. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of June 30, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet (see Note 3 of these Notes to the Condensed Consolidated Financial Statements).

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2003.

8. Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory technology and products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications.

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

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Accordingly, our 2002 segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred certain flash microcontroller products from ASPG to SPG. Accordingly, our 2002 segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

SPG includes ComboMemory, ROM/RAM Combos, MTP, flash microcontroller and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and certain flash microcontroller products from ASPG to SPG. Accordingly, our 2002 segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

Technology Licensing includes both license fees and royalties.

The following table shows our revenues and gross profit for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                    June 30, 2002                 June 30, 2003
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    41,473  $      3,723     $    39,104  $      4,768
ASPG........................................      16,292         6,617          12,748         1,853
SPG.........................................       3,715           905           3,008           306
Technology Licensing........................       7,997         7,997           9,320         9,320
                                              -----------  ------------     -----------  ------------
                                             $    69,477  $     19,242     $    64,180  $     16,247
                                              ===========  ============     ===========  ============

                                                Six Months Ended              Six Months Ended
                                                    June 30, 2002                 June 30, 2003
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    83,623  $     12,009     $    75,150  $      3,057
ASPG........................................      36,682        12,148          26,523         4,754
SPG.........................................       7,470         2,881           7,108           536
Technology Licensing........................      16,284        16,284          17,108        17,108
                                              -----------  ------------     -----------  ------------
                                             $   144,059  $     43,322     $   125,889  $     25,455
                                              ===========  ============     ===========  ============

9. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                            Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2002         2003           2002         2003
                                                        -----------  -----------    -----------  -----------
Net loss.............................................. $    (4,222) $    (4,589)   $    (2,664) $   (15,254)

Other comprehensive income (loss):
   Change in net unrealized gains
      on investments, net of tax......................        (860)       2,336            (39)       2,192
                                                        -----------  -----------    -----------  -----------
Total comprehensive loss.............................. $    (5,082) $    (2,253)   $    (2,703) $   (13,062)
                                                        ===========  ===========    ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31,   June 30,
                                                           2002          2003
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $        151  $      2,343
                                                       ============  ============

10. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and six months ended June 30, 2002 and 2003, and our related party accounts receivable and accounts payable and accruals as of December 31, 2002 and June 30, 2003 (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                     June 30, 2002                June 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       483  $         --     $     1,478  $         --
Ambit Microsystems Corp.....................          95            --              --            --
Apacer Technology, Inc......................         233            96             480           713
Silicon Professional Technology Ltd.........      31,663            --          33,137            --
King Yuan Electronics Company, Limited......          --         5,958              --         4,421
Powertech Technology, Incorporated..........          --         2,152              --         1,936
                                              -----------  ------------     -----------  ------------
                                             $    32,474  $      8,206     $    35,095  $      7,070
                                              ===========  ============     ===========  ============

                                                  Six Months Ended              Six Months Ended
                                                    June 30, 2002                 June 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       956  $         --     $     1,865  $         --
Ambit Microsystems Corp.....................         224            --              --            --
Apacer Technology, Inc......................         427           146             866           846
Professional Computer Technology Limited....         141            --              --            --
Silicon Professional Technology Ltd.........      66,152            --          68,169            --
King Yuan Electronics Company, Limited......          --         9,566              --         8,317
Powertech Technology, Incorporated..........          --         4,752              --         4,196
                                              -----------  ------------     -----------  ------------
                                             $    67,900  $     14,464     $    70,900  $     13,359
                                              ===========  ============     ===========  ============

                                                  December 31, 2002              June 30, 2003
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       459  $         --     $       805  $         --
Apacer Technology, Inc......................         141           119             877           710
Professional Computer Technology Limited....          --            73              --           137
Silicon Professional Technology Ltd.........      24,648           432          22,637           345
King Yuan Electronics Company, Limited......          --         4,285              --         4,350
Powertech Technology, Incorporated..........          --         2,253              --         2,021
                                              -----------  ------------     -----------  ------------
                                             $    25,248  $      7,162     $    24,319  $      7,563
                                              ===========  ============     ===========  ============

Professional Computer Technology Limited, or PCT, continues to earn commissions for direct sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we continue to pay Silicon Professional Technology Ltd., or SPT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Despite the continued difficult market environment, the downward trend of average selling prices for many of our products we believe appears to have stabilized during the second quarter of 2003. We believe the pace of the semiconductor industry recovery has improved recently and that the pricing environment may continue to gradually improve.

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

We derived 80.7%, 88.5% and 89.2% of our product revenues during 2001, 2002 and the six months ended June 30, 2003, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 31.5%, 36.8% and 38.1% of our net product revenues in 2001, 2002 and the six months ended June 30, 2003, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2001, 2002 or the six months ended June 30, 2003.

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently, Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2002 and the six months ended June 30, 2003, SPT serviced end customer sales accounted for 57.4% and 62.7% of our net product revenues recognized, respectively. As of December 31, 2002 and June 30, 2003, SPT represented 68.5% and 63.6% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our end customer sales in 2001, 2002 or the six months ended June 30, 2003.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations: Quarter and Six Months Ended June 30, 2003

Net Revenues

Net revenues were $64.2 million for the second quarter of 2003 as compared to $61.7 million in the first quarter of 2003 and $69.5 million for the second quarter of 2002. Revenues for the second quarter of 2003 increased compared to the prior quarter primarily due to increased revenues from technology licensing and increased average selling prices for our products, offset by a decrease in unit shipments. Revenues decreased compared to the second quarter of last year due to decreased average selling prices, offset by increased unit shipments of our products and increased revenues from technology licensing. Our quarterly results are not indicative of annual results. Average selling prices and unit shipments fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $125.9 million for the six months ended June 30, 2003 as compared to $144.1 million for the comparable period in 2002. The decrease from year to year was due to decreased average selling prices, offset by increased unit shipments of our products.

Product Revenues. Product revenues were $54.9 million in the second quarter of 2003 as compared to $53.9 million in the first quarter of 2003 and $61.5 million for the second quarter of 2002. Product revenues increased compared to the first quarter of 2003 primarily due to increased average selling prices for our products by 2.5%, offset by decreased unit shipments by 1.4%. Product revenues decreased compared to the second quarter of last year due to decreased average selling prices for our products by 20.8%, offset by increased unit shipments by 9.2%. Product revenues decreased to $108.8 million in the first half of 2003 from $127.8 million in the first half of 2002 due to decreased average selling prices for our products by 19.6%, offset by increased unit shipments by 5.1%.

Technology Licensing Revenues. Revenues from royalties and license fees were $9.3 million in the second quarter of 2003, as compared to $7.8 million in the first quarter of 2003 and $8.0 million in the second quarter of 2002. The increase in technology licensing revenues from the first quarter of 2003 to the second quarter of 2003 is due to increased royalty and license fees recognized from existing licensees. The increase in technology licensing revenues from the second quarter of 2002 to the second quarter of 2003 is due to increased royalty from existing licensees, offset by decreased license fees recognized. Revenues from technology licensing increased to $17.1 million for the six months ended June 30, 2003 from $16.3 million for the comparable period in 2002. The period to period increase in technology licensing revenues is due to increased royalty from existing licensees, offset by decreased license fees recognized. We anticipate that revenues from technology licensing may fluctuate materially in the future.

Gross Profit

Gross profit was $16.2 million, or 25.3% of net revenues, in the second quarter of 2003 as compared to gross profit of $9.2 million, or 14.9% of net revenues, in the first quarter of 2003 and $19.2 million, or 27.7% of net revenues, in the second quarter of 2002. The increase in gross profit from the first quarter of 2003 to the second quarter of 2003 is due to increased revenues from technology licensing by $1.5 million and increased average selling prices of our products by 2.5%, offset by decreased unit shipments by 1.4%. The decrease in gross profit in the second quarter of 2003 when compared to the second quarter of 2002 is due primarily to decreases in average selling prices by 20.8%, offset by increased unit shipments by 9.2% and increased revenues from technology licensing by $1.3 million. For the six months ended June 30, 2003, gross profit was $25.5 million, or 20.2% of net revenues, compared to $43.3 million, or 30.1% of net revenues, for the comparable period in 2002. Product gross margin was 12.6% for the second quarter of 2003, compared to 2.6% for the first quarter of 2003 and 18.3% for the second quarter of 2002. The increase in product gross margin from the first quarter of 2003 to the second quarter of 2003 is due to increased average selling prices, offset by lower unit shipments. The decrease in product gross margin from the second quarter of 2002 to the second quarter of 2003 relates to decreased

17

average selling prices of our products by 20.8%, offset by increased shipment volume of our products by 9.2%. Product gross margin for the six months ended June 30, 2003 decreased to 7.7% from 21.2% for the comparable period in 2002. The period to period decrease was primarily due to decreased average selling prices by 19.6%. For other factors affecting our gross profit, please also see "Business Risks - We incurred material inventory valuation adjustments in 2001 and 2002 and we may incur additional material inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $20.0 million, or 31.1% of net revenues, in the second quarter of 2003, compared to $20.3 million, or 32.9% of net revenues, in the first quarter of 2003, and $26.3 million, or 37.8% of net revenues, in the second quarter of 2002. The decrease from the first quarter of 2003 was primarily due to decreased commissions expenses of $308,000 and decreased headcount and related costs of $351,000, offset by increased engineering mask costs of $290,000. The decrease from the second quarter of 2002 was primarily due to decreases in bad debt expenses of $4.1 million, legal expenses of $983,000 in connection with the Atmel litigation, commissions expenses of $717,000 and engineering mask, wafer and evaluation part expenses of $696,000, offset by increased headcount and related costs of $494,000. Operating expenses decreased to $40.3 million for the six months ended June 30, 2003 from $49.0 million for the comparable period in 2002. The period to period decrease was due to decreases in bad debt expenses of $4.0 million, legal expenses of $1.4 million, commissions expenses of $1.6 million and engineering mask, wafer and evaluation part expenses of $1.7 million, offset by increased headcount and related costs of $1.1 million. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative functions, and that these expenses may increase.

Research and development. Research and development expenses include costs associated with the development of new technologies, enhancements to existing technologies, the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $11.3 million, or 17.6% of net revenues, during the second quarter of 2003, as compared to $10.8 million, or 17.4% of net revenues, during the first quarter of 2003 and $11.9 million, or 17.2% of net revenues, during the second quarter of 2002. Research and development expenses increased by 5.1% from the first quarter of 2003 to the second quarter of 2003, primarily due to increases in engineering mask costs of $290,000 and headcount and related costs of $285,000. Research and development expenses decreased by 5.1% from the second quarter of 2002 due primarily to decreased engineering mask, wafer and evaluation part expenses of $696,000, offset by increased engineering headcount and related costs of $254,000. For the six months ended June 30, 2003, research and development expenses decreased to $22.1 million from $23.8 million for the comparable period in 2002. The period to period decrease was primarily due to decreased engineering mask, wafer and evaluation part expenses of $1.7 million and decreased outside service costs of $308,000, offset by increased engineering headcount and related costs of $383,000. We expect research and development expenses may increase in dollars.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $5.2 million, or 8.1% of net revenues, in the second quarter of 2003, as compared to $6.0 million, or 9.6% of net revenues, in the first quarter of 2003 and $6.5 million, or 9.4% of net revenues, during the second quarter of 2002. The decrease in sales and marketing expenses by 13.0% from the first quarter of 2003 to the second quarter of 2003 was primarily attributable to decreased commissions expenses of $308,000 due to decreased product revenues in the second quarter of 2003 and decreased headcount and related costs of $381,000. The decrease in sales and marketing expenses by 20.6% from the second quarter of 2002 to the second quarter of 2003 was primarily attributable to decreased commissions expenses of $717,000 and decreased headcount and related costs of $350,000. Sales and marketing expenses for the six months ended June 30, 2003 were $11.1 million as compared to $14.0 million for the same period in 2002. The period to period decrease was primarily due to decreases related to commissions expenses of $1.6 million, headcount and related costs of $776,000 and patent and intellectual property support of $272,000, offset by increased logistics center fees of $352,000. We expect sales and marketing expenses may increase in dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.5 million, or 5.5% of net revenues, in the second quarter of 2003, as compared to $3.6 million, or 5.8% of net revenues, in the first quarter of 2003 and $7.9 million, or 11.3% of net revenues, during the second quarter of 2002. General and administrative expenses in the second quarter of 2003 remained consistent with the first quarter of 2003. The decrease in general and administrative expenses by 55.5% from the second quarter of 2002 was primarily due to $4.1 million charge to bad debt expenses related to the deteriorating financial condition of one customer in the second quarter of 2002 and decreased legal expenses of $983,000 related to the Atmel litigation, offset by increased headcount and related costs of $591,000. General and administrative expenses for the six months ended June 30, 2003 were $7.1 million as compared to $11.2 million for the same period in 2002. The period to period decrease was due primarily to decreases in bad debt expenses of $4.0 million and legal expenses of $1.4 million, offset by increased headcount and related costs of $1.5 million. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Interest and other income. Interest and other income was $578,000, or 0.9% of net revenues, during the second quarter of 2003, as compared to $456,000, or 0.7% of net revenues, during the first quarter of 2003 and $907,000, or 1.3% of net revenues, during the second quarter of 2002. Interest income increased from the first quarter of 2003 to the second quarter of 2003 primarily due to the increase in average cash, cash equivalents and available-for-sale investments. Interest income decreased from the second quarter of 2002 to the second quarter of 2003, primarily due to decreasing interest rates on invested cash. Interest and other income decreased to $1.0 million for the six months ended June 30, 2003 from $1.9 million for the comparable period in 2002. The decrease from period to period was due to decreasing interest rates on invested cash.

Interest Expense. Interest expense was $41,000 for the second quarter of 2003 as compared to $38,000 for the first quarter of 2003 and $66,000 for the second quarter of 2002. Interest expense decreased to $79,000 for the six months ended June 30, 2003 from $130,000 for the comparable period in 2002. Interest expense relates to interest and fees under our line of credit and our notes payable. We terminated our line of credit in July 2002.

Provision for (Benefit from) Income Taxes

We recorded an income tax expense of $1.4 million in the second quarter of 2003 as compared to zero tax expense in the first quarter of 2003. This was primarily due to the lower than expected loss for the second quarter of 2003 that resulted in a lower than expected tax benefit from federal and state income taxes. This compares with a tax benefit of $2.0 million in the second quarter of 2002, which was based on a 32.0% tax rate on loss before taxes. We plan to implement our international tax structure during the second half of 2003 and expect our tax rate to be negative 10%, resulting in a corresponding tax expense for the remainder of 2003. Our tax rate may change depending on our profitability and the timing of the implementation of certain tax planning strategies. As of June 30, 2003, we have total short-term and long-term deferred tax assets of $34.5 million. If we continue to incur net losses in the future and the realization of the deferred tax assets through future taxable income becomes uncertain, we may be required to provide a valuation allowance for our deferred tax assets.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory technology and products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. Refer to Note 8 to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Small-Sector Flash, or SSF, family, the Multi-Purpose Flash, or MPF, family, and the Many-Time Programmable, or MTP, family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Accordingly, our 2002 segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SMPG revenues were $39.1 million for the second quarter of 2003, as compared to $36.0 million in the first quarter of 2003 and $41.5 million in the second quarter of 2002. The increase in revenues from the first quarter of 2003 was primarily due to increases in unit shipments of our products by 0.7% and average selling prices by 4.6%. The decrease in revenues from the second quarter of 2002 was primarily due to decreased average selling prices by 16.3%, offset by increased unit shipments by 7.0%. For the six months ended June 30, 2003, SMPG revenues were $75.2 million, as compared to $83.6 million for the comparable period in 2002. The period to period decrease in revenues was primarily due to decreased average selling prices by 16.0%, offset by increased unit shipments by 5.1%. Gross margin increased from negative 4.7% in the first quarter of 2003 to 12.2% in the second quarter of 2003 primarily due to increased average selling prices due to changes in product mix. Gross margin increased from 9.0% in the second quarter of 2002 to 12.2% in the second quarter of 2003 primarily due to changes in product mix, offset by lower average selling prices. For the six months ended June 30, 2003, gross margin was 4.1%, as compared to 14.4% for the comparable period in 2002. The period to period increase in gross margin was primarily due to changes in product mix.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred certain flash microcontroller products from ASPG to SPG. Accordingly, our 2002 segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. ASPG revenues were $12.7 million for the second quarter of 2003, as compared to $13.8 million in the first quarter of 2003 and $16.3 million in the second quarter of 2002. The decrease in revenues from both the first quarter of 2003 and second quarter of 2002 was primarily due to decreased average selling prices by 5.6% and 33.8%, respectively, offset by increased unit shipments by 3.2% and 20.4%, respectively. For the six months ended June 30, 2003, ASPG revenues were $26.5 million, as compared to $36.7 million for the comparable period in 2002. The period to period decrease in revenues was primarily due to decreased average selling prices by 30.0%, offset by increased unit shipments by 4.9%. Gross margin decreased from 21.1% in the first quarter of 2003 to 14.5% in the second quarter of 2003 primarily due to decreased average selling prices. Gross margin decreased from 40.6% in the second quarter of 2002 to 14.5% in the second quarter of 2003 primarily due to lower average selling prices. For the six months ended June 30, 2003, gross margin was 17.9%, as compared to 33.1% for the comparable period in 2002. The period to period decrease in gross margin was primarily due to changes in product mix and decreased average selling prices.

SPG includes ComboMemory, ROM/RAM Combos, MTP, flash microcontroller and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and certain flash microcontroller products from ASPG to SPG. Accordingly, our 2002 segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SPG revenues were $3.0 million for the second quarter of 2003, as compared to $4.1 million in the first quarter of 2003 and $3.7 million in the second quarter of 2002. The decrease in revenues from the first quarter of 2003 was primarily due to a decrease in unit shipments by 29.5%, offset by an increase in average selling prices by 6.1%. The decrease from the second quarter of 2002 was primarily due to lower average selling prices by 21.3%, offset by increased unit shipments by 4.7%. For the six months ended June 30, 2003, SPG revenues were $7.1 million, as compared to $7.5 million for the comparable period in 2002. The period to period decrease in revenues was primarily due to decreased average selling prices by 9.0%, offset by increased unit shipments by 5.0% . Gross margin increased from 5.6% in the first quarter of 2003 to 10.2% in the second quarter of 2003 primarily due to increased average selling prices and changes in product mix. Gross margin decreased from 24.4% in the second quarter of 2002 to 10.2% in the second quarter of 2003 primarily due to decreased average selling prices. For the six months ended June 30, 2003, gross margin was 7.5%, as compared to 38.6% for the comparable period in 2002. The period to period decrease in gross margin was primarily due to decreased average selling prices and changes in product mix.

Revenue and gross profit related to Technology Licensing was $9.3 million for the second quarter of 2003, $7.8 million for the first quarter of 2003 and $8.0 million for the second quarter of 2002. The increase in technology licensing revenues from the first quarter of 2003 to the second quarter of 2003 is due to increased royalty and license fees recognized from existing licensees. The increase in technology licensing revenues from the second quarter of 2002 to the second quarter of 2003 is due to increased royalty from existing licensees, offset by decreased license fees recognized. For the six months ended June 30, 2003, revenue and gross profit related to Technology Licensing was $17.1 million, as compared to $16.3 million for the comparable period in 2002. The period to period increase in technology licensing revenues is due to increased royalty from existing licensees, offset by decreased license fees recognized.

Related Party Transactions

The following table is a summary of our related party revenues and purchases for the quarters and six months ended June 30, 2002 and 2003, and our related party accounts receivable and accounts payable and accruals as of December 31, 2002 and June 30, 2003 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002.

                                                  Three Months Ended            Three Months Ended
                                                     June 30, 2002                June 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       483  $         --     $     1,478  $         --
Ambit Microsystems Corp.....................          95            --              --            --
Apacer Technology, Inc......................         233            96             480           713
Silicon Professional Technology Ltd.........      31,663            --          33,137            --
King Yuan Electronics Company, Limited......          --         5,958              --         4,421
Powertech Technology, Incorporated..........          --         2,152              --         1,936
                                              -----------  ------------     -----------  ------------
                                             $    32,474  $      8,206     $    35,095  $      7,070
                                              ===========  ============     ===========  ============

                                                  Six Months Ended              Six Months Ended
                                                    June 30, 2002                 June 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       956  $         --     $     1,865  $         --
Ambit Microsystems Corp.....................         224            --              --            --
Apacer Technology, Inc......................         427           146             866           846
Professional Computer Technology Limited....         141            --              --            --
Silicon Professional Technology Ltd.........      66,152            --          68,169            --
King Yuan Electronics Company, Limited......          --         9,566              --         8,317
Powertech Technology, Incorporated..........          --         4,752              --         4,196
                                              -----------  ------------     -----------  ------------
                                             $    67,900  $     14,464     $    70,900  $     13,359
                                              ===========  ============     ===========  ============

                                                  December 31, 2002              June 30, 2003
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       459  $         --     $       805  $         --
Apacer Technology, Inc......................         141           119             877           710
Professional Computer Technology Limited....          --            73              --           137
Silicon Professional Technology Ltd.........      24,648           432          22,637           345
King Yuan Electronics Company, Limited......          --         4,285              --         4,350
Powertech Technology, Incorporated..........          --         2,253              --         2,021
                                              -----------  ------------     -----------  ------------
                                             $    25,248  $      7,162     $    24,319  $      7,563
                                              ===========  ============     ===========  ============

PCT continues to earn commissions for direct sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we continue to pay SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 during the quarter ended March 31, 2003. The adoption of SFAS No. 143 has not had a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We adopted the interim disclosure provisions for our financial reports beginning for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, the adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $20.0 million and $19.9 million for the six months ended June 30, 2002 and 2003, respectively. For the six months ended June 30, 2003, our primary sources of operating cash flow were the collection on an income tax refund of $14.4 million and the timing of inventory purchases and payments to our vendors and service providers. Cash generated from operating activities included a decrease of $17.7 million in inventories and non-cash adjustments of $4.1 million related to depreciation and amortization and $4.9 million related to provision for excess and obsolete inventories. Working capital uses of cash included a net loss of $15.3 million, an increase in deferred tax assets of $12.2 million and a decrease in trade accounts payable balances of $3.2 million. We measure the effectiveness of our collection efforts by an analysis of average days sales outstanding. Days sales outstanding were 51 days for the six months ended June 30, 2003 as compared to 52 days for the comparable period in 2002. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

Investing activities. Our investing activities used cash of $5.5 million and $407,000 for the six months ended June 30, 2002 and 2003, respectively. Investing activities in the six months ended June 30, 2003 were primarily related to capital expenditures of $680,000, offset by net sales and maturities of available-for-sale and equity investments of $273,000. Investing activities in the six months ended June 30, 2002 were primarily related to net purchases of available-for-sale investments of $2.4 million and capital expenditures of $2.9 million.

Financing activities. Our financing activities provided cash of $2.0 million and $1.9 million during the six months ended June 30, 2002 and 2003, respectively. Cash generated from financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $2.3 million and $2.1 million in the six months ended June 30, 2002 and 2003, respectively.

Principal sources of liquidity at June 30, 2003 consisted of $178.8 million of cash, cash equivalents, short-term and long-term available-for-sale investments. In July 2002, we posted a bond in the amount of $36.5 million for the Atmel litigation. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of June 30, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Purchase Commitments. As of June 30, 2003, we had outstanding purchase commitments with our foundry vendors of $24.6 million for delivery in 2003. We have recorded a liability of $318,000 for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for this space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2002 and June 30, 2003, payments made have reduced the recorded liability to $473,000 and $373,000, respectively. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease, purchase commitments and other contractual obligations as of June 30, 2003 (in thousands):

                                          Less than                        More than
Contractual obligations          Total     1 year    1-3 years  3-5 years   5 years
-----------------------------  ---------  ---------  ---------  ---------  ---------
Notes payable................ $   1,052  $     372  $     680  $      --  $      --
Operating leases.............    22,566      5,208      7,478      5,082      4,798
Purchase commitments.........    24,556     24,556         --         --         --
Other long-term liability....     1,140         --        537        218        385
                               ---------  ---------  ---------  ---------  ---------
Total........................ $  49,314  $  30,136  $   8,695  $   5,300  $   5,183
                               =========  =========  =========  =========  =========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporations Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until October 31, 2003 and will stay in effect unless earlier revoked by our board of directors. As of June 30, 2003, no shares had been purchased under this program.

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

Please also see "Business Risks - Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analyst or investors and result in a decline in our stock price."

In addition, on May 7, 2002, the Court entered judgment against us in Atmel's lawsuit against us in the total amount of $36.5 million. In the event our appeal of this lawsuit is unsuccessful, we may have to pay this amount to Atmel. For more information, please also see "Business Risks - If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a material impact on our business and be forced to pay damages."

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2003.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable in 2000, we incurred net losses for 2001, 2002 and in the first half of 2003, and in fiscal 1998 and 1999. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred material inventory valuation adjustments in 2001 and 2002 and we may incur additional material inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of June 30, 2003, we had $62.1 million of inventory on hand, a decrease of $20.9 million, or 25.2%, from December 31, 2002. Total valuation adjustments to inventory were $72.2 million in 2001, $9.2 million in 2002 and $4.9 million in the six months ended June 30, 2003, of which $2.5 million was recorded in the second quarter of 2003. Due to the large number of units in our inventory, even a small change in average selling prices could result in a material adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of June 30, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

We have significant deferred tax assets which may require valuation allowances in the future.

We incurred losses in 2001 and 2002 and have incurred losses in 2003 year to date. We will continue to evaluate the positive and negative evidence of the recoverability of our deferred tax assets each quarter. If we determine that it is more likely than not that the deferred tax assets will not be recovered, we will be required to provide a valuation allowance against our deferred tax assets resulting in a material charge in that period. As of June 30, 2003, we had deferred tax assets of $34.5 million.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. While our total revenues increased in the second quarter of 2003 compared to the first quarter of 2003, the market environment for our business may continue to be difficult. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2001, 2002 and first half of 2003, our export product and licensing revenues accounted for 90.3%, 92.0% and 92.2% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 80.7%, 88.5% and 89.2% of our net product revenues from Asia during 2001, 2002 and the first half of 2003, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results and stock price.

Terrorist attacks and threats, and government responses thereto, could harm our business.

Terrorist attacks in the United States and abroad against American interests or citizens, U.S. retaliation for these attacks, threats of additional terrorist activity and the war in Iraq have caused our customer base to become more cautious. Any escalation in these events or similar future events may disrupt our operations or those of our customers, distributors and suppliers, affect the availability of materials needed to manufacture our products, or affect the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer spending in particular, which could harm our business.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2001, 2002 and the six months ended June 30, 2003, SPT serviced end customer shipments accounted for 29.7%, 57.4% and 62.7% of our net product revenues recognized, respectively. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by five foundries, Taiwan Semiconductor Manufacturing, Co., Ltd., or TSMC, in Taiwan, Sanyo, Seiko-Epson and Yasu Semiconductor in Japan, and Samsung in Korea. We anticipate that these foundries, together with Vanguard in Taiwan will manufacture the majority of our products for the remainder of 2003. In March 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. We anticipate that GSMC will begin to manufacture some of our products in the second half of 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants for this space due to the decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the balance of the future lease cost, and this will harm our operating results.

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

The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor companies that supply our wafers have, from time to time, experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry's manufacturing process technology. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the wafers are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore, we rely on independent foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which could harm our operating results.

If our foundries discontinue the manufacturing processes needed to meet our demands, or fail to upgrade the technologies needed to manufacture our products, we may face production delays and lower revenues.

Our wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture our products. As a result, we are subject to the risk that a foundry will cease production on an older or lower-volume manufacturing process that it uses to produce our parts. Additionally, we cannot be certain our foundries will continue to devote resources to advance the process technologies on which the manufacturing of our products is based. Either one of these events could increase our costs and harm our ability to deliver our products on time.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 68 patents in the United States relating to our products and processes, with expiration dates ranging from 2008 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several more foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a material impact on our business and be forced to pay damages.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. On May 8, 2003 the Court of Appeals for the Federal Circuit heard oral arguments on our appeal of the judgment finding that we infringed the '811 and '829 patents. We are awaiting the Court of Appeals' decision. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1 - Legal Proceedings."

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

A virus or viral outbreak in Asia could harm our business.

We derive substantially all of our revenues from Asia and our logistics center is located in Taiwan. A virus or viral outbreak in Asia, such as the recent SARS outbreak in early 2003, could harm the operations of our suppliers, distributors, logistics center and those of our end customers, which could then harm our business.

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

Our growth has in the past placed a significant strain on our management systems and resources and if we fail to manage our growth, our ability to market or sell our products or to develop new products may be harmed.

Our business has in the past experienced rapid growth, which strained our internal systems, and future growth will require us to continuously develop sophisticated information management systems in order to manage our business effectively. We are currently implementing a supply-chain management system and a vendor electronic data interface system. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address any growth or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000, deteriorating market conditions at the end of 2000 and continuing through the first half of 2003 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. At June 30, 2003, the recorded value of our KYE investment was $1.6 million based on the quoted market price as of the balance sheet date. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan by $7.8 million due to an other than temporary decline in its value. As of June 30, 2003, the recorded value of our Apacer investment was $4.4 million. We also have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at June 30, 2003 of $50.0 million, $0.9 million, $6.2 million and $0.3 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of June 30, 2003, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash and cash equivalents and available-for-sale investments as of June 30, 2003 (in thousands).

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $ 141,661      0.6%
  Short-term available-for-sale investments - fixed rate...................    58,112      1.5%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....     7,842      1.4%
                                                                             ---------
                                                                            $ 207,615      0.9%
                                                                             =========

Item 4. Controls and Procedures

Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 16, 2000, the ITC found the '903 patent valid and infringed, and issued a Limited Exclusion Order, which ruled that we could not import into the United States certain products that use the claimed circuit made by one of our suppliers. The ITC also ruled that we do not infringe the '811 and '829 patents. The '903 patent and the ITC's Limited Exclusion Order expired on September 14, 2001.

On January 14, 2002, the court in Atmel Corp. v. Macronix America, Inc. denied Atmel's motion to correct the '747 patent. As a result of the Court's decision, Atmel withdrew its claims against us based on the '747 patent.

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On October 7, 2002, we filed our opening brief in that appeal. Our final reply brief was filed on January 16, 2003. Atmel filed its final brief on January 30, 2003. On May 8, 2003, the Court of Appeals for the Federal Circuit heard oral arguments on our appeal of the judgment finding that we infringed the '811 and '829 patents. We are awaiting the Court of Appeals' decision. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of June 30, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 20, 2003. At the Annual Meeting, the shareholders:

  elected the persons listed below to serve as a director of SST for the ensuing year and until their successors are elected, approved the 1995 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,500,000 to 31,750,000 shares, approved the 1995 Non-Employee Directors' Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 150,000 to 950,000 shares, approved the 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,400,000 to 6,000,000 shares, and ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003.

On April 24, 2003, the record date of the Annual Meeting, we had 94,349,473 shares of Common Stock outstanding. At the Annual Meeting, holders of 85,629,994 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Withheld
Bing Yeh	77,963,654	7,666,340
Yaw Wen Hu	78,326,303	7,303,691
Tsuyoshi Taira	82,306,978	3,323,016
Yasushi Chikagami	82,307,878	3,322,116
Ronald Chwang	82,306,878	3,323,116

Proposal 2 - Approval of the 1995 Employee Incentive Plan, as Amended

Votes in Favor	60,706,882
Votes Against	24,823,047
Abstentions	100,065

Proposal 3 - Approval of the 1995 Non-Employee Directors' Plan, as Amended

Votes in Favor	79,515,492
Votes Against	5,996,806
Abstentions	117,696

Proposal 4 - Approval of the 1995 Employee Stock Purchase Plan, as Amended

Votes in Favor	81,826,042
Votes Against	3,690,791
Abstentions	113,161

Proposal 5 - Ratification of Selection of Independent Accountant

Votes in Favor	84,479,691
Votes Against	948,402
Abstentions	201,901

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2002.

Exhibit 31.1 Certification required by Rule 13a-14(a).

Exhibit 31.2 Certification required by Rule 13a-14(a).

Exhibit 32.1 Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

Exhibit 32.2 Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003: On April 23, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 23, 2003 announcing our financial results for the first quarter of 2003. The press release was furnished under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of August, 2003.

SILICON STORAGE TECHNOLOGY, INC.

By: /s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)