Form 10-Q
period 2003-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2003-11-14
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

    Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2003: 95,134,412.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

Part I.

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                        ------------------------    ------------------------
                                                           2002         2003           2002         2003
                                                        -----------  -----------    -----------  -----------
                                                        (unaudited)  (unaudited)    (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties............. $    21,712  $    21,069    $    81,587  $    58,950
     Product revenues - related parties...............      37,733       44,328        105,633      115,228
     Technology licensing.............................       8,311        8,538         24,595       25,646
                                                        -----------  -----------    -----------  -----------
          Total net revenues..........................      67,756       73,935        211,815      199,824

Cost of revenues:
     Cost of revenues - unrelated parties.............      19,033       17,953         65,892       53,300
     Cost of revenues - related parties...............      30,367       37,641         84,245      102,728
                                                        -----------  -----------    -----------  -----------
          Total cost of revenues......................      49,400       55,594        150,137      156,028
                                                        -----------  -----------    -----------  -----------
Gross profit..........................................      18,356       18,341         61,678       43,796
                                                        -----------  -----------    -----------  -----------
Operating expenses:
     Research and development.........................      11,955       10,746         35,746       32,810
     Sales and marketing..............................       5,083        5,300         19,106       16,432
     General and administrative.......................       3,086        3,207         14,257       10,288
     Other............................................          --       36,478             --       36,478
                                                        -----------  -----------    -----------  -----------
          Total operating expenses....................      20,124       55,731         69,109       96,008
                                                        -----------  -----------    -----------  -----------
Loss from operations..................................      (1,768)     (37,390)        (7,431)     (52,212)
Interest and other income.............................         670        1,330          2,545        2,364
Interest expense......................................         (41)         (30)          (171)        (109)
Other expense.........................................      (7,757)          --         (7,757)          --
                                                        -----------  -----------    -----------  -----------
Loss before provision for (benefit from) income taxes.      (8,896)     (36,090)       (12,814)     (49,957)
Provision for (benefit from) income taxes.............      (4,128)      22,928         (5,382)      24,315
                                                        -----------  -----------    -----------  -----------
Net loss.............................................. $    (4,768) $   (59,018)   $    (7,432) $   (74,272)
                                                        ===========  ===========    ===========  ===========

Net loss per share - basic and diluted................ $     (0.05) $     (0.62)   $     (0.08) $     (0.79)
                                                        ===========  ===========    ===========  ===========

Shares used in per share calculation - basic and
   diluted............................................      93,037       95,002         92,492       94,553
                                                        ===========  ===========    ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    December 31, September 30,
                                                                       2002          2003
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents.................................... $    103,751  $    129,097
    Short-term available-for-sale investments....................       41,252        36,743
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $4,420 at December 31, 2002 and
      $4,364 at September 30, 2003...............................       10,723         8,831
    Trade accounts receivable-related parties....................       25,248        35,565
    Inventories..................................................       83,040        48,762
    Deferred tax assets..........................................       17,154            --
    Other current assets.........................................       29,671        14,176
                                                                   ------------  ------------
         Total current assets....................................      310,839       273,174
Equipment, furniture and fixtures, net...........................       16,989        12,302
Long-term available-for-sale investments.........................        5,862        31,149
Restricted cash and cash equivalents.............................       11,976        18,823
Restricted available-for-sale investments........................       24,873        18,388
Equity investments...............................................       60,910        55,629
Other assets.....................................................        9,157         1,879
                                                                   ------------  ------------
         Total assets............................................ $    440,606  $    411,344
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        352  $        382
    Trade accounts payable-unrelated parties.....................       28,408        24,281
    Trade accounts payable-related parties.......................        6,689         7,016
    Accrued expenses and other liabilities.......................       18,783        47,941
    Deferred revenue.............................................        2,650         6,020
                                                                   ------------  ------------
         Total current liabilities...............................       56,882        85,640
Other liabilities................................................        1,873         1,625
                                                                   ------------  ------------
         Total liabilities.......................................       58,755        87,265
                                                                   ------------  ------------
Commitments (Note 7) and Contingencies (Note 8)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 93,295 shares at December 31, 2002
    and 95,107 shares at September 30, 2003......................      339,598       344,517
Accumulated other comprehensive income...........................          151        11,732
Retained earnings (accumulated deficit)..........................       42,102       (32,170)
                                                                   ------------  ------------
         Total shareholders' equity..............................      381,851       324,079
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    440,606  $    411,344
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                            2002       2003
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net loss.......................................................... $   (7,432) $  (74,272)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization..................................      7,512       5,995
       Provision (credit) for doubtful accounts receivable............      3,178         (56)
       Provision (credit) for sales returns...........................      1,315        (356)
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................      6,793       6,234
       Other expenses...................................................    7,757          --
       Deferred income taxes..........................................      5,804      22,318
       Tax benefit from employee stock plans                                   --       1,251
       Net (gain) loss on disposal of equipment.......................        (93)        114
       Gain on sale of equity investments.............................         --        (649)
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................        778       2,304
       Trade accounts receivable-related parties......................     (4,650)    (10,317)
       Inventories....................................................      8,539      27,907
       Other current and non-current assets...........................     (7,019)     17,609
       Trade accounts payable-unrelated parties.......................      6,042      (4,127)
       Trade accounts payable-related parties.........................        459         327
       Accrued expenses and other liabilities.........................     (4,935)     29,094
       Deferred revenue...............................................     (1,816)      3,370
                                                                        ----------  ----------
           Net cash provided by operating activities..................     22,232      26,746
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities...................................     (1,324)         --
    Acquisition of equipment, furniture and fixtures..................     (3,438)     (1,082)
    Purchases of available-for-sale investments and restricted cash
       and cash equivalents...........................................    (63,087)    (35,087)
    Sales and maturities of available-for-sale and equity investments.     56,002      31,362
                                                                        ----------  ----------
           Net cash used in investing activities......................    (11,847)     (4,807)
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................       (234)       (261)
    Issuance of shares of common stock................................      3,972       3,668
    Other.............................................................       (107)         --
                                                                        ----------  ----------
           Net cash provided by financing activities..................      3,631       3,407
                                                                        ----------  ----------
Net increase in cash and cash equivalents.............................     14,016      25,346
Cash and cash equivalents at beginning of period......................     93,598     103,751
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $  107,614  $  129,097
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2003
(UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2003 and the three and six months ended June 30, 2003.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provision of FIN No. 45 for the year ended December 31, 2002, and since December 31, 2002 the recognition and measurement provisions of FIN No. 45 has not had a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 8, 2003, the FASB decided to allow public entities to defer the effective date for applying the provisions of FIN No. 46, for variable interest entities created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of our Notes to the Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2002. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in each such entity as we are not obligated to provide any additional financing.

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

2. Other Expense

There were no charges to other expense for the three and nine months ended September 30, 2003. In 2000, we acquired a 10.0% interest in Apacer Technology, Inc., or Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and a member of our Board of Directors, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

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

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                        ------------------------    ------------------------
                                                           2002         2003           2002         2003
                                                        -----------  -----------    -----------  -----------
Numerator - basic and diluted
  Net loss............................................ $    (4,768) $   (59,018)   $    (7,432) $   (74,272)
                                                        ===========  ===========    ===========  ===========
Denominator - basic and diluted
  Weighted average common stock outstanding...........      93,037       95,002         92,492       94,553
                                                        ===========  ===========    ===========  ===========

Basic and diluted net loss per share.................. $     (0.05) $     (0.62)   $     (0.08) $     (0.79)
                                                        ===========  ===========    ===========  ===========

Stock options to purchase 10,069,000 and 9,537,200 shares of common stock were outstanding as of September 30, 2002 and 2003 with weighted average exercise prices of $7.70 and $7.61, respectively. These stock options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2002 and 2003 because we had net losses for these periods, and therefore, their impact would be anti-dilutive.

Stock Compensation:

No compensation cost has been recognized for our 1995 Equity Incentive Plan, our 1995 Non-Employee Directors' Stock Option Plan or our 1995 Employee Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net loss and net loss per share for the three and nine months ended September 30, 2002 and 2003 would have been increased as indicated below (in thousands, except per share amounts):

                                                               Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                              --------------------  --------------------
                                                                2002       2003       2002       2003
                                                              ---------  ---------  ---------  ---------
Net loss, as reported....................................... $  (4,768) $ (59,018) $  (7,432) $ (74,272)
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects...............    (3,014)    (1,675)    (9,394)    (5,131)
                                                              ---------  ---------  ---------  ---------
Pro forma net loss.......................................... $  (7,782) $ (60,693) $ (16,826) $ (79,403)
                                                              =========  =========  =========  =========
Pro forma net loss per share - basic and diluted............ $   (0.08) $   (0.64) $   (0.18) $   (0.84)
                                                              =========  =========  =========  =========

4. Restricted Cash, Cash Equivalents and Available-for-Sale Investments

In July 2002, in connection with our Atmel litigation (see Note 8 of these Notes to the Condensed Consolidated Financial Statements), we posted a bond in the amount of $36.5 million pending our appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million under the custody of one financial institution, and classified these amounts as restricted cash, cash equivalents and available- for-sale investments. As of September 30, 2003, total restricted cash, cash equivalents and available-for-sale investments was $37.2 million, which consisted of the bond amount of $36.5 million and restricted interest earned on the investments of $733 thousand.

5. Available-for-Sale Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for- sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains for the three and nine months ended September 30, 2003 were not material.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in these companies have been included in "Long-term available-for-sale investments," and we have recorded the investment at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. If a loss is other than temporary, it is reported as an "Impairment of equity investments." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of September 30, 2003 were as follows (in thousands):

                                               Amortized   Unrealized    Unrealized      Fair
                                                 Cost         Gain          Loss         Value
                                              -----------  -----------   -----------  -----------
Corporate bonds and notes................... $       208  $        --   $        --  $       208
Government bonds and notes..................     160,357           39            --      160,396
Foreign listed equity securities............       6,206       11,847          (154)      17,899
                                              -----------  -----------   -----------  -----------
Total bonds, notes and equity securities.... $   166,771  $    11,886   $      (154)     178,503
                                              ===========  ===========   ===========
Less amounts classified as cash equivalents.........................................     (92,223)
                                                                                      -----------
      Total short and long-term available-for-sale investments...................... $    86,280
                                                                                      ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year.............................................................. $    36,743
      Less than 1 year - restricted.................................................      15,213
      1 to 5 year...................................................................      13,250
      1 to 5 year - restricted......................................................       3,175
                                                                                      -----------
                                                                                     $    68,381
                                                                                      ===========

The unrealized gains as of September 30, 2003 are recorded in accumulated other comprehensive income, net of tax of zero amount.

The fair value of available-for-sale investments as of December 31, 2002 were as follows (in thousands):

                                               Amortized   Unrealized    Unrealized      Fair
                                                 Cost         Gain          Loss         Value
                                              -----------  -----------   -----------  -----------
Corporate bonds and notes................... $       359  $        --   $        --  $       359
Government bonds and notes..................     123,763          107            --      123,870
Foreign listed equity securities............       1,299          138            --        1,437
                                              -----------  -----------   -----------  -----------
Total bonds, notes and equity securities.... $   125,421  $       245   $        --      125,666
                                              ===========  ===========   ===========
Less amounts classified as cash equivalents.........................................     (53,679)
                                                                                      -----------
      Total short and long-term available-for-sale investments...................... $    71,987
                                                                                      ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year.............................................................. $    41,252
      Less than 1 year - restricted.................................................      24,873
      1 to 5 year...................................................................       4,425
                                                                                      -----------
                                                                                     $    70,550
                                                                                      ===========

The unrealized gains as of December 31, 2002 are recorded in accumulated other comprehensive income, net of tax of $94 thousand.

6. Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,  September 30,
                                                              2002          2003
                                                           -----------   -----------
Raw materials............................................ $    40,036   $    20,753
Work in process..........................................       8,923        10,133
Finished goods...........................................      28,608        12,167
Inventories held at logistics center.....................       5,473         5,709
                                                           -----------   -----------
                                                          $    83,040   $    48,762
                                                           ===========   ===========

Inventories are stated at the lower of cost, determined on a first-in, first- out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. As of September 30, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

Other current assets comprise:

                                                           December 31,  September 30,
                                                              2002          2003
                                                           -----------   -----------
Refundable income tax.................................... $    22,744   $     6,042
Other current assets.....................................       6,927         8,134
                                                           -----------   -----------
                                                          $    29,671   $    14,176
                                                           ===========   ===========

Accrued expenses and other liabilities comprise:

                                                           December 31,  September 30,
                                                              2002          2003
                                                           -----------   -----------
Accrued compensation and related items................... $     5,070   $     4,094
Accrued income tax payable...............................       6,782           663
Accrued liabilities-related parties......................         473           570
Accrued warranty.........................................         492           235
Atmel accrual............................................          --        36,478
Other accrued liabilities................................       5,966         5,901
                                                           -----------   -----------
                                                          $    18,783   $    47,941
                                                           ===========   ===========

Accrued warranty:

Balance at December 31, 2002............................. $       492
Accruals for warranties issued during the period.........         257
Settlements made during the period.......................        (514)
                                                           -----------
Balance at September 30, 2003............................ $       235
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

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability, damages and legal defense costs arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years, with an automatic renewal provision. Our current license agreements expire from 2004 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $38.5 million. We have not recorded any liabilities as of September 30, 2003 related to these indemnities.

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

7. Commitments

As of September 30, 2003, we had outstanding purchase commitments with our foundry vendors of $43.1 million for delivery in 2003. We have recorded a liability of $1.1 million for adverse purchase commitments.

During the third quarter of 2001, we recorded a period charge to other operating expense of $756 thousand relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2002 and September 30, 2003, payments made have reduced the recorded liability to $473 thousand and $322 thousand, respectively.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On September 12, 2003 the Federal Circuit issued a decision upholding the trial court verdict. We believe that the Federal Circuit's decision was erroneous and inconsistent with its precedent, and on September 25, 2003 we petitioned the Court to reconsider its decision. The Court asked Atmel to respond to our petition, and Atmel filed its Opposition on October 21, 2003. The Court may affirm or reverse its decision without further input from the parties, or it may ask for further briefing or argument from the parties. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available- for-sale investments in the amount of $36.5 million. As of September 30, 2003, this amount is included in restricted cash, cash equivalents and available-for- sale investments in our balance sheet (see Note 4 of these Notes to the Condensed Consolidated Financial Statements).

Trial on the '903 patent was severed and heard before a jury beginning on July 29, 2002. The Court ruled that we infringed that patent, so the jury was asked to decide whether the patent is valid and, if so, assess what, if any, damages are due Atmel. The jury was unable to unanimously decide whether the '903 patent is valid, and a mistrial was declared. The Court denied Atmel's request to schedule a retrial until the appeal of the verdict regarding the '811 and '829 patents is finally decided.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. In the third quarter of 2003, we recorded a $36.5 million liability due to an increased probability of a loss in the Atmel litigation, based on the most recent judgement in this litigation. The expense is shown in the condensed consolidated statements of operations as other operating expense. As for other legal actions that may arise in the ordinary course of business, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses other than the potential losses related to Atmel have been accrued in our financial statements as of September 30, 2003.

9. Segment Reporting

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

SMPG includes our three standard flash memory product families: the Multi- Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfers occurred as of January 1, 2002.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred certain flash microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, flash microcontroller and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and certain flash microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

Technology Licensing includes both license fees and royalties.

The following table shows our revenues and gross profit for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                  September 30, 2002            September 30, 2003
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    37,507  $      1,354     $    44,798  $      5,479
ASPG........................................      15,365         6,768          14,954         2,811
SPG.........................................       6,573         1,923           5,645         1,513
Technology Licensing........................       8,311         8,311           8,538         8,538
                                              -----------  ------------     -----------  ------------
                                             $    67,756  $     18,356     $    73,935  $     18,341
                                              ===========  ============     ===========  ============

                                                 Nine Months Ended             Nine Months Ended
                                                  September 30, 2002            September 30, 2003
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $   112,298  $     10,634     $   116,058  $      9,151
ASPG........................................      52,042        19,326          41,515         7,162
SPG.........................................      22,880         7,123          16,605         1,837
Technology Licensing........................      24,595        24,595          25,646        25,646
                                              -----------  ------------     -----------  ------------
                                             $   211,815  $     61,678     $   199,824  $     43,796
                                              ===========  ============     ===========  ============

10. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                        ------------------------    ------------------------
                                                            2002         2003          2002         2003
                                                        -----------  -----------    -----------  -----------
Net loss.............................................. $    (4,768) $   (59,018)   $    (7,432) $   (74,272)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax......................          95        9,389             56       11,581
                                                        -----------  -----------    -----------  -----------
Total comprehensive loss.............................. $    (4,673) $   (49,629)   $    (7,376) $   (62,691)
                                                        ===========  ===========    ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31, September 30,
                                                           2002          2003
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $        151  $     11,886
Net unrealized losses on investments, net of tax.....           --          (154)
                                                       ------------  ------------
                                                      $        151  $     11,732
                                                       ============  ============

11. Related Party Transactions

The following table is a summary of our related party revenues and purchases for the three and nine months ended September 30, 2002 and 2003, and our related party accounts receivable and payable balances as of December 31, 2002 and September 30, 2003 (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                  September 30, 2002            September 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       392  $         --     $     1,024  $         --
Ambit Microsystems Corp.....................          45            --              --            --
Apacer Technology, Inc and related entities.         229           321             514           721
Silicon Professional Technology Ltd.........      37,067            --          42,790            --
King Yuan Electronics Company, Limited......          --         4,111              --         4,722
Powertech Technology, Incorporated..........          --         1,399              --         2,251
                                              -----------  ------------     -----------  ------------
                                             $    37,733  $      5,831     $    44,328  $      7,694
                                              ===========  ============     ===========  ============

                                                  Nine Months Ended             Nine Months Ended
                                                  September 30, 2002            September 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,348  $         --     $     2,889  $         --
Ambit Microsystems Corp.....................         269            --              --            --
Apacer Technology, Inc and related entities.         656           467           1,380         1,567
Professional Computer Technology Limited....         141            --              --            --
Silicon Professional Technology Ltd.........     103,219            --         110,959            --
King Yuan Electronics Company, Limited......          --        13,677              --        13,039
Powertech Technology, Incorporated..........          --         6,151              --         6,447
                                              -----------  ------------     -----------  ------------
                                             $   105,633  $     20,295     $   115,228  $     21,053
                                              ===========  ============     ===========  ============

                                                 December 31, 2002             September 30, 2003
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       459  $         --     $       421  $         --
Apacer Technology, Inc and related entities.         141           119             402           475
Professional Computer Technology Limited....          --            73              --            78
Silicon Professional Technology Ltd.........      24,648           432          34,742           508
King Yuan Electronics Company, Limited......          --         4,285              --         4,358
Powertech Technology, Incorporated..........          --         2,253              --         2,183
                                              -----------  ------------     -----------  ------------
                                             $    25,248  $      7,162     $    35,565  $      7,602
                                              ===========  ============     ===========  ============

Professional Computer Technology Limited, or PCT, continues to earn commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we continue to pay Silicon Professional Technology Ltd., or SPT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of $7.8 million to write down our investment in Apacer.

12. Income Taxes

We determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we recorded a valuation allowance against our deferred tax assets of $45.3 million and associated adjustments to income tax payable during the third quarter of 2003.

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

The following discussion contains forward-looking statements, which involve risk and uncertainties. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, which are difficult to forecast and can materially affect our quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in our stock price. Please refer to the section below entitled "Business Risks."

Overview

We are a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communication and Internet computing markets.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycle and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we experienced late in 2000 through 2001 have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the third quarter of 2003, demand for our products increased sharply and although we saw slight decreases in our average selling prices, the downward trend of average selling prices for many of our products has changed from prior quarters and we believe that the pricing environment may continue to gradually improve.

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

We derived 80.7%, 88.5% and 89.4% of our product revenues during 2001, 2002 and the nine months ended September 30, 2003, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 31.5%, 36.8% and 38.2% of our net product revenues in 2001, 2002 and the nine months ended September 30, 2003, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2001, 2002 or the nine months ended September 30, 2003.

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2002 and the nine months ended September 30, 2003, SPT serviced end customer sales accounted for 57.4% and 63.7% of our net product revenues recognized, respectively. As of December 31, 2002 and September 30, 2003, SPT represented 68.5% and 78.3% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. No stocking representative or distributor serviced more than 10.0% of our net end customer sales in 2001, 2002 or the nine months ended September 30, 2003.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations: Quarter and Nine Months Ended September 30, 2003

Net Revenues

Net revenues were $73.9 million for the third quarter of 2003 as compared to $64.2 million in the second quarter of 2003 and $67.8 million for the third quarter of 2002. Revenues for the third quarter of 2003 increased compared to the prior quarter primarily due to increased unit shipments, offset by decreased average selling prices for our products and decreased revenues from technology licensing. Revenues increased compared to the third quarter of last year due to increased unit shipments, offset by decreased average selling prices for our products. Our quarterly results are not indicative of annual results. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $199.8 million for the nine months ended September 30, 2003 as compared to $211.8 million for the comparable period in 2002. The decrease from year to year was due to decreased average selling prices, offset by increased unit shipments.

Product Revenues. Product revenues were $65.4 million in the third quarter of 2003 as compared to $54.9 million in the second quarter of 2003 and $59.4 million for the third quarter of 2002. Product revenues increased compared to the second quarter of 2003 primarily due to increased unit shipments by 24.1%, offset by decreased average selling prices of our product by 3.6%. Product revenues increased compared to the third quarter of last year due to increased unit shipments by 32.9%, offset by decreased average selling prices for our products by 18.0%. Product revenues decreased to $174.2 million in the first nine months of 2003 from $187.2 million in the first nine months of 2002 due to decreased average selling prices by 19.2%, offset by increased unit shipments of our products of 14.2%. Unit shipments fluctuate due to overall industry supply and demand.

Technology Licensing Revenues. Revenues from license fees and royalties were $8.5 million in the third quarter of 2003, as compared to $9.3 million in the second quarter of 2003 and $8.3 million in the third quarter of 2002. The decrease in technology licensing revenues from the second quarter of 2003 to the third quarter of 2003 is due to decreased royalty from existing licensees, offset by increased license fees recognized. The increase in technology licensing revenues from the third quarter of 2002 to the third quarter of 2003 is due to increased royalty from existing licensees, offset by decreased license fees recognized. Revenues from license fees and royalties increased to $25.6 million for the nine months ended September 30, 2003 from $24.6 million for the comparable period in 2002. The period to period increase relates to increased royalty from existing licensees, offset by decreased license fees recognized.

Gross Profit

Gross profit was $18.3 million, or 24.8% of net revenues, in the third quarter of 2003 as compared to gross profit of $16.2 million, or 25.3% of net revenues, in the second quarter of 2003 and gross profit of $18.4 million, or 27.1% of net revenues, in the third quarter of 2002. The increase in gross profit from the second quarter of 2003 to the third quarter of 2003 is due to increased unit shipments by 24.1%, offset by decreased technology licensing revenue by $782 thousand and decreased average selling price of our products by 3.6%. The decrease in gross profit in the third quarter of 2003 when compared to the third quarter of 2002 is due to decreased average selling prices for our products by 18.0%, offset by increased unit shipments by 32.9% and increased technology licensing revenue by $227 thousand. For the nine months ended September 30, 2003, gross profit was $43.8 million, or 21.9% of net revenues, compared to $61.7 million, or 29.1% of net revenues, for the comparable period in 2002. Product gross margin was 15.0% for the third quarter of 2003, compared to 12.6% for the second quarter of 2003 and 16.9% for the third quarter of 2002. The increase in product gross margin from the second quarter of 2003 to the third quarter of 2003 is due to increased unit shipments, changes in product mix and decreased costs of production, offset by decreased average selling prices for our products. The decrease in product gross margin from the third quarter of 2002 to the third quarter of 2003 relates to decreased average selling prices of our products, offset by increased unit shipments. Product gross margin for the nine months ended September 30, 2003 decreased to 10.4% from 19.8% for the comparable period in 2002. The period to period decrease was primarily due to decreased average selling prices and product mix. For other factors affecting our gross profit, please also see "Business Risks - We incurred material inventory valuation adjustments in 2001 and 2002 and we may incur additional material inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $55.7 million, or 75.4% of net revenues, in the third quarter of 2003, compared to $20.0 million, or 31.1% of net revenues, in the second quarter of 2003, and $20.1 million, or 29.7% of net revenues, in the third quarter of 2002. The increase from the second quarter of 2003 was primarily due to a $36.5 million charge due to the increased probability of a loss in the litigation with Atmel and increases in engineering mask charges of $648 thousand and logistic center fees of $140 thousand, offset by decreased headcount related costs of $1.1 million and depreciation expense of $150 thousand. The increase from the third quarter of 2002 was primarily due to a $36.5 million charge resulting from the increased probability of a loss in the on going litigation with Atmel and increases in bad debt expenses of $794 thousand, patent related fees of $271 thousand and commissions expenses of $190 thousand, offset by decreases in Atmel related legal fees of $663 thousand, headcount related costs of $655 thousand and depreciation expense of $370 thousand. Operating expenses increased to $96.0 million for the nine months ended September 30, 2003 from $69.1 million for the comparable period in 2002. The period to period increase was primarily due to a $36.5 million charge due to the increased probability of a loss in the litigation with Atmel and increases in headcount related costs of $444 thousand and logistic center fees of $439 thousand, offset by decreases in bad debt expense of $3.2 million, legal fees of $2.1 million, engineering mask, wafer and evaluation expenses of $1.9 million, depreciation and amortization expenses of $1.1 million, commissions and logistic center expenses of $936 thousand, outside service fees of $448 thousand and travel expense of $270 thousand. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative functions, and that these expenses may continue to increase.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as masks, wafers and evaluation parts. Research and development expenses were $10.7 million, or 14.5% of net revenues, during the third quarter of 2003, as compared to $11.3 million, or 17.6% of net revenues, during the second quarter of 2003 and $12.0 million, or 17.6% of net revenues, during the third quarter of 2002. Research and development expenses decreased by 5.0% from the second quarter of 2003 due primarily to decreases in headcount related costs of $1.1 million, offset by increased engineering mask, wafer and evaluation expenses of $536 thousand. Research and development expenses decreased by 10.1% from the third quarter of 2002 due primarily to decreases in headcount related costs of $737 thousand, depreciation expense of $236 thousand and engineering mask, wafer and evaluation expenses of $269 thousand. For the nine months ended September 30, 2003, research and development expenses decreased to $32.8 million from $35.7 million for the comparable period in 2002. The period to period decrease was primarily due to decreases in engineering mask, wafer and evaluation expenses of $1.9 million, depreciation expense of $372 thousand, headcount related costs of $351 thousand and outside service fees of $347 thousand. We expect research and development expenses may increase in dollars.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel and entertainment and promotional expenses. Sales and marketing expenses were $5.3 million, or 7.2% of net revenues, in the third quarter of 2003, as compared to $5.2 million, or 8.1% of net revenues, in the second quarter of 2003 and $5.1 million, or 7.5% of net revenues, during the third quarter of 2002. The increase in sales and marketing expenses from the second quarter of 2003 to the third quarter of 2003 by 2.4% was primarily attributable to increased logistic center fees for the current quarter of $145 thousand primarily due to increased product revenues through our logistic center. The increase in sales and marketing expenses from the third quarter of 2002 to the third quarter of 2003 by 4.3% was primarily attributable to increases in costs related to the support of our patent and intellectual property of $271 thousand and commissions and logistic center expenses of $276 thousand, offset by decreases in headcount related costs of $244 thousand. Sales and marketing expenses for the nine months ended September 30, 2003 were $16.4 million as compared to $19.1 million for the same period in 2002. The period to period decrease was primarily due to decreases in commissions and logistic center expenses of $936 thousand and headcount related costs of $1.0 million. We expect sales and marketing expenses may increase in dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $3.2 million, or 4.3% of net revenues, in the third quarter of 2003, as compared to $3.5 million, or 5.5% of net revenues, in the second quarter of 2003 and $3.1 million, or 4.6% of net revenues, during the third quarter of 2002. The decrease in general and administrative expenses from the second quarter of 2003 by 8.4% was primarily due to decreased annual report costs by $113 thousand. The increase in general and administrative expenses from the third quarter of 2002 was primarily due to increases in bad debt expenses of $794 thousand and headcount related costs of $326 thousand, offset by decreases in legal fees of $688 thousand and depreciation expense of $153 thousand. General and administrative expenses for the nine months ended September 30, 2003 were $10.3 million as compared to $14.3 million for the same period in 2002. The period to period decrease was primarily due to decreases in bad debt expenses of $3.2 million as a result of a $4.1 million charge that was recorded in the second quarter of 2002 related to the deteriorating financial condition of one customer and decreases in legal expenses of $2.1 million and depreciation and amortization expenses of $732 thousand, offset by and increases in headcount related expenses of $1.8 million. We anticipate that general and administrative expenses may continue to increase in dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation please also see "Part II, Item 1 - Legal Proceedings."

Other operating expense. Other operating expense of $36.5 million in the third quarter of 2003 was taken due to the increased probability of a loss in the Atmel litigation, based on the most recent judgement in this litigation. There were no comparable charges prior periods.

Interest and other income. Interest and other income was $1.3 million, or 1.8% of net revenues, during the third quarter of 2003, as compared to $578 thousand, or 0.9% of net revenues, during the second quarter of 2003 and $670 thousand, or 1.0% of net revenues, during the third quarter of 2002. Interest and other income increased from the second quarter of 2003 to the third quarter of 2003 and from the third quarter of 2002 to the third quarter of 2003, primarily due to gains of $612 thousand on the sale of stock of one of our Taiwanese investments as a part of their initial public offering process and dividend income of $369 thousand received from some of our equity investments. Interest and other income decreased to $2.4 million for the nine months ended September 30, 2003 from $2.5 million for the comparable period in 2002. The decrease from period to period was due to decreasing interest rates on invested cash, offset by gains on the sale of stock of one of our investments in Taiwan as a part of their initial public offering process and dividend income received from some of our equity investments.

Interest expense. Interest expense was $30 thousand for the third quarter of 2003 as compared to $41 thousand for the second quarter of 2003 and $41 thousand for the third quarter of 2002. Interest expense decreased to $109 thousand for the nine months ended September 30, 2003 from $171 thousand for the comparable period in 2002. Interest expense relates to interest and fees under our line of credit and to our notes payable. We terminated our line of credit in July 2002.

Other expense. In 2000, we acquired a 10.0% interest in Apacer Technology, Inc., or Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and a member of our Board of Directors, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. At the end of the third quarter of 2002, we determined that a continued and material decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

Provision for (Benefit from) Income Taxes

In the third quarter of 2003, we determined that, based upon our historical losses and other available evidence, there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we recorded a valuation allowance against our deferred tax assets of $45.3 million and associated adjustments to income tax payable, resulting in a tax expense of $22.9 million. This compares with a tax expense of $1.4 million in the second quarter of 2003 and with a tax benefit of $4.1 million in the third quarter of 2002. Going forward, we will only record a tax expense as a result of foreign withholdings until such time that the valuation allowance against the deferred tax assets is no longer required.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory technology and products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. Refer to Note 9 to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the Multi- Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family, and the Many-Time Programmable, or MTP, family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SMPG revenues were $44.8 million for the third quarter of 2003, as compared to $36.8 million in the second quarter of 2003 and $37.5 million in the third quarter of 2002. The increase in revenues from the second quarter of 2003 was primarily due to increases in unit shipments of our products by 24.3%, offset by a slight decrease in average selling prices by 0.9%. The increase in revenues from the third quarter of 2002 was primarily due to increased unit shipments of our products by 31.1%, offset by decreased average selling prices of 10.9%. For the nine months ended September 30, 2003, SMPG revenues were $116.1 million, as compared to $112.3 million for the comparable period in 2002. The period to period increase in revenues was primarily due to increased unit shipments of our products by 17.5%, offset by decreased average selling prices by 13.5%. Gross margin decreased from 14.0% in the second quarter of 2003 to 12.2% in the third quarter of 2003 primarily due to the decreased average selling prices and changes in product mix. Gross margin increased from 3.6% in the third quarter of 2002 to 12.2% in the third quarter of 2003 primarily due to the movement of previously reserved inventory, offset by decreased average selling price of our products. For the nine months ended September 30, 2003, gross margin was 7.9%, as compared to 9.5% for the comparable period in 2002. The period to period decrease in gross margin was primarily due to decreased average selling price of our product by 13.5% and changes in product mix.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred certain flash microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. ASPG revenues were $15.0 million for the third quarter of 2003, as compared to $12.8 million in the second quarter of 2003 and $15.4 million in the third quarter of 2002. The increase in revenues from the second quarter of 2003 was primarily due to increased unit shipments by 28.9%, offset by decreased average selling prices of our products by 11.9%. The decrease in revenue from the third quarter of 2002 was primarily due to decreased average selling price of our product by 34.3%, offset by increased unit shipments by 51.0%. For the nine months ended September 30, 2003, ASPG revenues were $41.5 million, as compared to $52.0 million for the comparable period in 2002. The period to period decrease in revenues was primarily due to decreased average selling prices by 32.4%, offset by increased unit shipments by 19.9%. Gross margin increased from 14.5% in the second quarter of 2003 to 18.8% in the third quarter of 2003 primarily due to changes in product mix. Gross margin decreased from 44.1% in the third quarter of 2002 to 18.8% in the third quarter of 2003 primarily due to decreased average selling price of our products and changes in product mix. For the nine months ended September 30, 2003, gross margin was 17.3%, as compared to 37.1% for the comparable period in 2002. The period to period decrease in gross margin was primarily due to decreased average selling prices and changes in product mix.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, flash microcontrollers and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and certain flash microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Accordingly, our segment revenue and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SPG revenues were $5.6 million for the third quarter of 2003, as compared to $5.3 million in the second quarter of 2003 and $6.6 million in the third quarter of 2002. The increase in revenues from the second quarter of 2003 was primarily due to increased unit shipment of our product by 13.0%, offset by decreased average selling price by 1.9%. The decrease from the third quarter of 2002 was primarily due to decreased average selling prices by 23.6%, offset by increased unit shipments of our product by 13.2%. For the nine months ended September 30, 2003, SPG revenues were $16.6 million, as compared to $22.9 million for the comparable period in 2002. The period to period decrease in revenues was primarily due to decreased unit shipments of our product by 11.8% and decreased average selling prices by 18.5%.

Gross margin increased from negative 1.8% in the second quarter of 2003 to 26.8% in the third quarter of 2003 primarily due to the movement of previously reserved inventory. Gross margin decreased from 29.3% in the third quarter of 2002 to 26.8% in the third quarter of 2003. The decrease was primarily due to decreased average selling prices of our product. For the nine months ended September 30, 2003, gross margin was 11.1%, as compared to 31.1% for the comparable period in 2002. The period to period decrease in gross margin was primarily due to decreased average selling prices of our products and changes in product mix.

Revenue and gross profit related to Technology Licensing was $8.5 million for the third quarter of 2003, $9.3 million for the second quarter of 2003 and $8.3 million for the third quarter of 2002. The decrease in technology licensing revenues from the second quarter of 2002 was due to decreased royalty from existing licensees, offset by increased license fees recognized. The increase in technology licensing revenues from the third quarter of 2002 to the third quarter of 2003 was due to increased royalty from existing licensees, offset by decreased license fees recognized. For the nine months ended September 30, 2003, revenue and gross profit related to Technology Licensing was $25.6 million, as compared to $24.6 million for the comparable period in 2002. The period to period increase was due to increased royalty from existing licensees, offset by decreased license fees recognized.

Related Party Transactions

The following table is a summary of our related party revenues and purchases for the quarter and nine months ended September 30, 2002 and 2003, and our related party accounts receivable and accounts payable and accruals as of December 31, 2002 and September 30, 2003 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002.

                                                  Three Months Ended            Three Months Ended
                                                  September 30, 2002            September 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       392  $         --     $     1,024  $         --
Ambit Microsystems Corp.....................          45            --              --            --
Apacer Technology, Inc and related entities.         229           321             514           721
Silicon Professional Technology Ltd.........      37,067            --          42,790            --
King Yuan Electronics Company, Limited......          --         4,111              --         4,722
Powertech Technology, Incorporated..........          --         1,399              --         2,251
                                              -----------  ------------     -----------  ------------
                                             $    37,733  $      5,831     $    44,328  $      7,694
                                              ===========  ============     ===========  ============

                                                   Nine Months Ended             Nine Months Ended
                                                   September 30, 2002            September 30, 2003
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,348  $         --     $     2,889  $         --
Ambit Microsystems Corp.....................         269            --              --            --
Apacer Technology, Inc and related entities.         656           467           1,380         1,567
Professional Computer Technology Limited....         141            --              --            --
Silicon Professional Technology Ltd.........     103,219            --         110,959            --
King Yuan Electronics Company, Limited......          --        13,677              --        13,039
Powertech Technology, Incorporated..........          --         6,151              --         6,447
                                              -----------  ------------     -----------  ------------
                                             $   105,633  $     20,295     $   115,228  $     21,053
                                              ===========  ============     ===========  ============

                                                   December 31, 2002             September 30, 2003
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       459  $         --     $       421  $         --
Apacer Technology, Inc and related entities.         141           119             402           475
Professional Computer Technology Limited....          --            73              --            78
Silicon Professional Technology Ltd.........      24,648           432          34,742           508
King Yuan Electronics Company, Limited......          --         4,285              --         4,358
Powertech Technology, Incorporated..........          --         2,253              --         2,183
                                              -----------  ------------     -----------  ------------
                                             $    25,248  $      7,162     $    35,565  $      7,602
                                              ===========  ============     ===========  ============

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

At the end of the third quarter of 2002, we determined that a continued and material decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of $7.8 million to write down our investment in Apacer.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $22.2 million and $26.7 million for the nine months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, 2003, our primary source of operating cash flow was the timing of inventory purchases and payments to our vendors and service providers. Cash generated from operating activities included a decrease of $27.9 million in inventories and non-cash adjustments of $6.0 million related to depreciation and amortization, $6.2 million related to provision for excess and obsolete inventories and a $22.3 million decrease in deferred tax assets. Working capital uses of cash included a net loss of $74.3 million, an increase in trade accounts receivable balances of $8.0 million and a decrease in trade accounts payable balances of $3.8 million. We measure the effectiveness of our collection efforts by an analysis of average days sales outstanding.

Investing activities. Our investing activities used cash of $11.8 million and $4.8 million for the nine months ended September 30, 2002 and 2003, respectively. Investing activities in the nine months ended September 30, 2003 were primarily related to capital expenditures of $1.1 million and net purchases of available-for-sale investments of $3.7 million. Investing activities in the nine months ended September 30, 2002 were primarily related to capital expenditures of $3.4 million and net purchases of available-for-sale investments and restricted cash of $7.1 million. In addition, in the nine months ended September 30, 2002, we invested $964 thousand in Insyde Software Corporation, a privately held Taiwanese company, and made additional investments of $179 thousand in PCT and $181 thousand in Apacer.

Financing activities. Our financing activities provided cash of $3.6 million and $3.4 million during the nine months ended September 30, 2002 and 2003, respectively. Cash generated from financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock option totaling $4.0 million and $3.7 million in the nine months ended September 30, 2002 and 2003, respectively.

Principal sources of liquidity as of September 30, 2003 consisted of $197.0 million of cash, cash equivalents, short and long-term available-for-sale investments. In July 2002, we posted a bond in the amount of $36.5 million for the Atmel litigation. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of September 30, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Purchase Commitments. As of September 30, 2003, we had outstanding purchase commitments with our foundry vendors of $43.1 million for delivery in 2003.

Lease Commitments. We have long-term, non- cancelable building lease commitments. We are currently seeking subtenants for our unused office space. We may be unable to secure subtenants, for this space, due to the recent decrease in demand for commercial rental space in Silicon Valley. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease, purchase commitments and other contractual obligations as of September 30, 2003 (in thousands):

                                          Less than                        More than
Contractual obligations          Total     1 year    1-3 years  3-5 years   5 years
-----------------------------  ---------  ---------  ---------  ---------  ---------
Notes payable................ $     963  $     383  $     580  $      --  $      --
Operating leases.............    21,272      5,226      6,782      5,119      4,145
Purchase commitments.........    43,122     43,122         --         --         --
Other long-term liability....     1,045         --        433        192        420
                               ---------  ---------  ---------  ---------  ---------
Total........................ $  66,402  $  48,731  $   7,795  $   5,311  $   4,565
                               =========  =========  =========  =========  =========

Stock Purchase Plan. In September 2001, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporations Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program expired on October 31, 2003. No shares were purchased under this program.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. In the third quarter of 2003, we recorded a $36.5 million liability based on the Atmel judgement due to the increased probability of a loss in this litigation. As for other legal actions that may arise in the ordinary course of business, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses other than the losses related to Atmel have been accrued in our financial statements as of September 30, 2003.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 8, 2003, the FASB decided to allow public entities to defer the effective date for applying the provisions of FIN No. 46, for variable interest entities created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities is outlined in Note 13 of our Notes to the Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2002. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in each such entity as we are not obligated to provide any additional financing.

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

Although we were profitable in 2000, we incurred net losses for 2001, 2002 and in the first nine months of 2003, and in fiscal 1998 and 1999. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks of September 11, 2001 have resulted in a substantial increase to our business insurance costs. In addition, under a currently proposed standard, we would be required to record compensation expense on stock option grants and on shares purchased under our employee stock purchase program, which would substantially increase our operating costs and impact our earnings (loss) per share.

We incurred material inventory valuation adjustments in 2001 and 2002 and we may incur additional material inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2003, we had $48.8 million of inventory on hand, a decrease of $34.3 million, or 41.3%, from December 31, 2002. Total valuation adjustments to inventory were $72.2 million in 2001, $9.2 million in 2002 and $5.6 million in the nine months ended September 30, 2003, of which $761 thousand was recorded in the third quarter of 2003. Due to the large number of units in our inventory, even a small change in average selling prices could result in a material adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of September 30, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2001, 2002 and first nine months of 2003, our export product and licensing revenues accounted for 90.3%, 92.0% and 92.3% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 80.7%, 88.5% and 89.4% of our net product revenues from Asia during 2001, 2002 and the first nine months of 2003, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

It should also be noted that we are impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results and stock price.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2001, 2002 and the nine months ended September 30, 2003, SPT serviced end customer shipments accounted for 29.7%, 57.4% and 63.7% of our net product revenues recognized, respectively. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by five foundries, Taiwan Semiconductor Manufacturing, Co., Ltd., or TSMC, in Taiwan, Sanyo, Seiko-Epson and Yasu Semiconductor in Japan, and Samsung in Korea. We anticipate that these foundries, together with Vanguard International Semiconductor Corporation, or Vanguard, in Taiwan will manufacture the majority of our products for the remainder of 2003. On March 6, 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. GSMC began manufacturing some of our products early in the fourth quarter of 2003. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity plus additional future capacity from GSMC, Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, and Vanguard available to us will be sufficient through 2004. However, events that we have not foreseen could arise which would limit our capacity. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost.

We have long-term, non-cancelable building lease commitments. We are currently in the process of locating subtenants for our unused office space. We may be unable to secure subtenants for this space due to the decrease in demand for commercial rental space in Silicon Valley. During the third quarter of 2001, we recorded a period charge to other operating expense of $756 thousand relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. If we are unable to secure subtenants, we may be required to take additional period charges for the balance of the future lease cost, and this will harm our operating results.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our memory products, which presently account for substantially all of our revenues, compete principally against products offered by AMD, Atmel, Intel, Macronix, Sanyo, STMicroelectronics and Winbond. If we are successful in developing our high- density products, these products will compete principally with products offered by AMD, Atmel, Fujitsu, Hitachi, Intel, Mitsubishi, Samsung, SanDisk, Sharp Electronics, STMicroelectronics and Toshiba, as well as any new entrants to the market.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 75 patents in the United States relating to our products and processes, with expiration dates ranging from 2008 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. Whether or not we are successful in our lawsuit with Atmel, we expect this litigation to continue to consume substantial amounts of our financial and managerial resources. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On September 12, 2003 the Federal Circuit issued a decision upholding the trial court verdict. We believe that the Federal Circuit's decision was erroneous and inconsistent with its precedent, and on September 25, 2003 we petitioned the Court to reconsider its decision. The Court asked Atmel to respond to our petition, and Atmel filed its Opposition on October 21, 2003. The Court may affirm or reverse its decision without further input from the parties, or it may ask for further briefing or argument from the parties. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In the third quarter of 2003, we recorded a $36.5 million liability based on the Atmel judgement due to the increased probability of a loss in the litigation. In addition, we have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1 - Legal Proceedings."

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

Our business has in the past experienced rapid growth which strained our internal systems and future growth will require us to continuously develop sophisticated information management systems in order to manage our business effectively. We are currently implementing a supply-chain management system and a vendor electronic data interface system. There is no guarantee that we will be able to implement these new systems in a timely fashion, that in themselves they will be adequate to address any growth or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we have experienced since late 2000, have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues suffered from excess capacity in 1996, 1997 and 1998, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions improved in 1999 and 2000 and began to improve during the third quarter of 2003, deteriorating market conditions at the end of 2000 and continuing through the first nine months of 2003 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. As of September 30, 2003, the recorded value of our KYE investment was $2.2 million based on the quoted market price as of the balance sheet date. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of September 30, 2003, the recorded value of our Apacer investment was $4.4 million. We have marketable security investments in Taiwan with recorded values of $17.9 million as of September 30, 2003. We also have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values as of September 30, 2003 of $50.0 million, $939 thousand, $4.4 million and $333 thousand, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of September 30, 2003, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of September 30, 2003 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $ 147,920      0.5%
  Short-term available-for-sale investments - fixed rate...................    51,956      1.2%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....    16,425      1.3%
                                                                             ---------
                                                                            $ 216,301      0.7%
                                                                             =========

Item 4. Controls and Procedures

Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

A jury trial on the '811 and '829 patents began on April 8, 2002. The jury found that we willfully infringed those patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the Court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. We believe that there were significant errors in both the infringement and the damages verdicts, and filed a Notice of Appeal on July 16, 2002. On September 12, 2003 the Federal Circuit issued a decision upholding the trial court verdict. We believe that the Federal Circuit's decision was erroneous and inconsistent with its precedent, and on September 25, 2003 we petitioned the Court to reconsider its decision. The Court asked Atmel to respond to our petition, and Atmel filed its Opposition on October 21, 2003. The Court may affirm or reverse its decision without further input from the parties, or it may ask for further briefing or argument from the parties. Atmel has agreed to stay its enforcement of this judgment pending our appeal. In July 2002, we posted a bond in the amount of $36.5 million pending the appeal. In connection with the bond, we have pledged cash, cash equivalents and available-for-sale investments in the amount of $36.5 million. As of September 30, 2003, this amount is included in restricted cash, cash equivalents and available-for-sale investments in our balance sheet.

Trial on the '903 patent was severed and heard before a jury beginning on July 29, 2002. The Court ruled that we infringed that patent, so the jury was asked to decide whether the patent is valid and, if so, assess what, if any, damages are due Atmel. The jury was unable to unanimously decide whether the '903 patent is valid, and a mistrial was declared. The Court denied Atmel's request to schedule a retrial until the appeal of the verdict regarding the '811 and '829 patents is finally decided.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. In the third quarter of 2003, we recorded a $36.5 million liability due to an increased probability of a loss in the Atmel litigation, based on the most recent judgement in this litigation. As for other legal actions that may arise in the ordinary course of business, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses other than the losses related to Atmel have been accrued in our financial statements as of September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

We incorporate by reference all exhibits filed in connection with our annual report on Form 10-K for the year ended December 31, 2002.

Exhibit 31.1 Certification required by Rule 13a-14(a).

Exhibit 31.2 Certification required by Rule 13a-4(a).

Exhibit 32.1 Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

Exhibit 32.2 Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary, as required by Rule 13a- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003: On July 23, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated July 23, 2003 announcing our financial results for the second quarter of 2003. The press release was furnished under Item 9. On September 19, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated September 18, 2003 announcing "SST Comments on Court Decision in Lawsuit With Atmel." The press release was furnished under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 13th day of November, 2003.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JEFFREY L. GARON
Jeffrey L. Garon
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)