Form 10-K
period 2003-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2004-03-15
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes [X]     No [     ]

      Aggregate market value of the voting stock held by non-affiliates of SST as of June 30, 2003: $341,607,260 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date, February 29, 2004: 95,845,663.

      Documents incorporated by reference: Exhibits previously filed as noted on page 41. Part III - A portion of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Shareholders, to be held on June 4, 2004, which will be filed with the Securities and Exchange Commission.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2003
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

We also license our SuperFlash technology to leading semiconductor companies including Analog Devices, Advanced Technology Materials, Inc., or ATMI, IBM, Motorola, National Semiconductor, NEC, Oki, Samsung, Sanyo, Seiko-Epson, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Toshiba and Winbond for applications in semiconductor devices that integrate flash memory with other functions on a single chip.

Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, Shanghai Huahong NEC Electronic Company, Limited, or Huahong NEC, Samsung, Sanyo, Seiko-Epson, TSMC and Yasu Semiconductor Corporation, or Yasu. We also work with Grace, Powerchip, Samsung, TSMC and Vanguard to develop new technology for manufacturing our products.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we have experienced from late 2000 through 2002, have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. Our business could be further harmed by industry-wide prolonged downturns in the future.

We derived 90.0% of our net product revenues during 2003 and 88.5% of our net product revenues during 2002 from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

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

Historically, the demand for semiconductors has been driven by the PC market. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors that are used in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, networking equipment, wireless local area network, or WLAN, devices, cellular phones and pagers. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, personal data assistants, or PDAs, set-top boxes, CD-ROM drives and Global Positioning System, or GPS. In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. In PCs, this program code, called BIOS, initiates the loading of the PC's operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, mostly in flash memory. As a result, virtually all digital electronic systems that use a processor or controller for computing, consumer, communications, and industrial applications require nonvolatile memory.

System manufacturers generally prefer nonvolatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages. With re-programmable memory, manufacturers can cost effectively change program codes in response to faster product cycles and changing market specifications. This in turn greatly simplifies inventory management and manufacturing processes. Re-programmable memory also allows the manufacturer to reconfigure or update a system either locally or through a network connection. In addition, in-system re-programmable devices can be used for data storage functions, such as storage of phone numbers for speed dialing in a cellular phone or captured images in a digital camera.

Flash memory is the predominant re-programmable nonvolatile memory device used to store program code and data. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to a February 2004 Webfeet Research report, worldwide flash memory revenue was $11.7 billion in 2003 and is expected to grow to $15.9 billion in 2004 and $30.0 billion in 2008.

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

Introducing new products based on SuperFlash. We intend to introduce new standard memory and various application specific products. We continue to develop and expand our ComboMemory family. ComboMemory is a new class of devices for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic device or multiple dies in a common package with optimized performance. We also continue to expand our flash microcontroller family and Advanced Technology Architecture, or ATA, controller products. In 2003, we continued to expand our family of serial flash products which now includes densities of 512kbit, 1Mbit, 2Mbit 4Mbit and 8Mbit. For PC BIOS applications, we are expanding our LPC Firmware Flash product offering to match all the densities offered in our Firmware Hub, or FWH, products.

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

SMPG. SMPG includes the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if transfers occurred as of January 1, 2001.

ASPG. ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such as the ATA flash disk controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001.

SPG. SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontroller and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless modems, MP3 systems, pagers and digital organizers. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and certain flash microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001.

Financial information by reportable segment is contained in Note 10 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Technology Licensing

We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2003, we held 78 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and Canada and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada.

Customers

We provide high-performance flash memory solutions to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide memory components for consumer companies including Bang & Olufsen, BenQ, Creative Technologies, Hitachi, Infineon, JVC, LG, Nintendo, Panasonic, Philips, Samsung, Sanyo, Sharp, Sony, Sony Ericsson, Thomson Multimedia, TiVo and Yamaha. In networking, we provide memory components for 3Com, Cisco, E-tech, Intel and Nortel. In wireless communications, we provide products for companies including Bang & Olufsen, LG, Maxon, RTX, Vtech and Wistron. In Internet computing, we provide a wide array of memory components for companies including Asustek, Compal, Dell, FIC, Gigabyte, HP, IBM, Inventec, LG, Mitac, Quanta, Samsung, Trigem and Wistron.

The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped by us or the logistics center or license revenue is generated.

                                                  Year ended December 31,
                                              ---------------------------------------
                                                  2001          2002         2003
                                              ------------  ------------  -----------
United States............................... $     28,592  $     21,871  $    19,600
Europe......................................       21,332        10,599        9,957
Japan.......................................       23,549        28,465       27,575
Korea.......................................       22,039        30,321       25,214
Taiwan......................................      110,847        91,219      109,254
China (including Hong Kong).................       57,146        70,609       76,107
Other Asian countries.......................       28,157        21,574       27,334
Rest of world...............................        2,368            --           --
                                              ------------  ------------  -----------
                                             $    294,030  $    274,658  $   295,041
                                              ============  ============  ===========

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

                                                                     Wireless                  Internet
         Digital Consumer                      Networking         Communications              Computing
----------------------------------------- -------------------- -------------------- ------------------------------
TV Replayer          Set-top Box          VoIP                 Cellular Phone       Information Appliance
Digital TV           CD-ROM Drive         DSL Modem            Data Pager           Notebook PC
Digital Camera       CD-RW Drive          Cable Modem          Cordless             Desktop PC
Digital Camcorder    DVD-ROM Drive        V.90/56K Modem        Telephone           Hard Disk Drive
DVD Player           DVD-RAM Drive        Wireless LAN         GPS on Cellular      LCD Monitor
DVD Recorder         DVD-RW Drive         Network               Phone               Palm PC
VCD Player           Web Browser           Interface Card      Bluetooth            X-PC
MP3 Player           Hand-held GPS        Router/Switch         Applications        Server
Video Game           Electronic Toys                           Wireless Modems      Graphics Card
PDA                  Smart Cards                                                    Printer
Electronic Book      Memory Cards                                                   Copier/Scanner
Remote Controller    Electronic                                                     Bar Code Scanner
                      Organizer                                                     Thin Client System

Manufacturing

We purchase wafers and sorted die from semiconductor manufacturing foundries, have this product shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

Wafer and Sorted Die. During 2003, our major wafer fabrication foundries were TSMC, Sanyo, Samsung and Seiko-Epson. In 2003, wafer sort, which is the process of testing individual die on silicon wafer, was performed at Acer Testing, Inc., King Yuan Electronics Company, Limited, or KYE, Lingsen, Samsung, Sanyo, Seiko-Epson and TSMC. Although capacity is not guaranteed, under these arrangements, we generally receive preferential treatment regarding wafer pricing and capacity. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. In the first quarter of 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation, or GSMC, the parent company of Grace. Grace is located in Shanghai, People's Republic of China. GSMC is funded mostly by investors who reside outside of China. Grace began to manufacture some of our products during 2003. In March 2004, we committed to invest an additional $33.2 million in GSMC during 2004.

Packaging, Testing and Finishing. In the assembly process, the individual dies are separated and assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our domestic or international subcontracted test facilities or at our test facilities in Sunnyvale, California before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2003, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2001, 2002 and 2003, we spent $50.4 million, $47.1 million and $43.1 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products.

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

The competition in the existing markets for some of our product families, such as the FlashFlex51 microcontroller product family and the ADC, ADM, and CompactFlash Card product families, is extremely intense. We compete principally with major companies such as Atmel, Intel, Microchip Technology, Motorola and Philips in the microcontroller market and with Hitachi, M-Systems and SanDisk in the memory card and memory module market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us.

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

Employees

As of December 31, 2003, we employed 488 individuals on a full-time basis, all but 103 of whom reside in the United States. Of these 488 employees, 79 were employed in manufacturing support, 205 in engineering, 93 in sales and marketing and 111 in administration, finance and information technology. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers

The following table lists the names, ages and positions of our executive officers as of December 31, 2003. There are no family relationships between any executive officer of SST. Executive officers serve at the discretion of our board of directors.

Name	Age	Position
Bing Yeh Yaw Wen Hu Derek Best Michael Briner Isao Nojima Paul Lui Jack K. Lai	53 54 53 56 59 53 49

President and Chief Executive Officer and Director
Senior Vice President, Operations and Process
Development and Director
Senior Vice President, Sales and Marketing
Senior Vice President, Application Specific Product Group
Vice President, Standard Memory Product Group
Vice President, Special Product Group
Vice President, Finance and Administration and
Chief Financial Officer and Secretary

__________

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

Jack Lai joined us as Chief Financial Officer and Vice President, Finance and Administration and Secretary in November 2003. Before joining SST, he was vice president and chief financial officer of Aplus Flash Technology, a memory design and manufacturing company, from 2001 to 2003. Prior to this, Mr. Lai had served as vice president of operations and finance and chief financial officer at WireX Communications, Inc., a software system developer, from 2000 to 2001 and vice president and chief financial officer at Genoa Electronics Corp., a manufacturer of computer and related systems, from 1998 to 1999. Mr. Lai holds M.B.A.'s from San Jose State University in San Jose, CA and Culture University in Taipei, Taiwan. He also holds a B.A. in Business Administration from Tamkang University in Taipei, Taiwan.

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

Item 2. Properties

As of January 31, 2004, we leased six major facilities totaling 188 thousand square feet in Sunnyvale, California in which our executive offices, principal manufacturing engineering, research and development and testing facilities are located. In Sunnyvale we currently occupy five of these facilities totaling 168 thousand square feet. The leases on five facilities expire in 2005 and the lease on one facility expires in 2010. We also have 24 thousand square feet of office space in various international sites with expiration dates ranging from 2004 to 2012. We believe these facilities are adequate to meet our needs for at least the next 12 months.

Item 3. Legal Proceedings

In January 1996, Atmel Corporation filed suit against the SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003.

The other patent remaining in the case, the '903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. Trial to determine whether the '903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference is scheduled for April 14, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

Price Range of Common Stock

The principal U.S. market for our Common Stock is the Nasdaq National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on the Nasdaq National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by the Nasdaq National Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our Common Stock on December 31, 2003, the last trading day in 2003, was $11.00.

2002		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2002 April 1 - June 30, 2002 July 1 - September 30, 2002 October 1 - December 31, 2002	$ 11.25 12.51 7.32 7.50	$ 6.52 7.80 3.91 2.90
2003		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2003 April 1 - June 30, 2003 July 1 - September 30, 2003 October 1 - December 31, 2003	$ 4.78 4.80 10.00 14.11	$ 2.25 2.31 4.19 9.32
2004		High Close	Low Close
First Quarter:	January 1 - February 27, 2004	$13.46	$11.16

Approximate Number of Equity Security Holders

As of December 31, 2003, there were approximately 278 record holders of our Common Stock.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this report. Certain amounts in our prior years' consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net income (loss).

                                                              Year ended December 31,
                                               -----------------------------------------------------
                                                 1999       2000       2001       2002       2003
                                               ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues:
    Product revenues - unrelated parties..... $  99,769  $ 408,708  $ 168,593  $ 100,620  $  86,549
    Product revenues - related parties.......    18,473     66,608     90,025    143,401    169,980
    License revenues.........................     6,552     14,945     35,412     30,637     38,512
                                               ---------  ---------  ---------  ---------  ---------
      Total net revenues.....................   124,794    490,261    294,030    274,658    295,041
Cost of revenues.............................    94,652    264,139    248,161    206,246    218,775
                                               ---------  ---------  ---------  ---------  ---------
Gross profit.................................    30,142    226,122     45,869     68,412     76,266
                                               ---------  ---------  ---------  ---------  ---------
Operating expenses:
    Research and development.................    18,199     41,535     50,380     47,069     43,144
    Sales and marketing......................    10,576     27,968     26,794     25,498     22,272
    General and administrative...............     3,800     14,966     17,855     17,097     14,398
    Other....................................     2,011      3,911      1,346         --     37,849
                                               ---------  ---------  ---------  ---------  ---------
      Total operating expenses...............    34,586     88,380     96,375     89,664    117,663
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) from operations................    (4,444)   137,742    (50,506)   (21,252)   (41,397)
Interest and other income....................       730     10,510      7,350      3,197      2,784
Interest expense.............................      (214)      (691)      (338)      (214)      (138)
Impairment of equity investments.............        --         --     (3,274)    (7,757)        --
                                               ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for
    (benefit from) income taxes..............    (3,928)   147,561    (46,768)   (26,026)   (38,751)
Provision for (benefit from) income taxes....        88     41,813    (17,772)   (10,931)    26,416
                                               ---------  ---------  ---------  ---------  ---------
Net income (loss)............................ $  (4,016) $ 105,748  $ (28,996) $ (15,095) $ (65,167)
                                               =========  =========  =========  =========  =========
Net income (loss) per share - basic.......... $   (0.06) $    1.23  $   (0.32) $   (0.16) $   (0.69)
                                               =========  =========  =========  =========  =========
Net income (loss) per share - diluted........ $   (0.06) $    1.13  $   (0.32) $   (0.16) $   (0.69)
                                               =========  =========  =========  =========  =========

Consolidated Balance Sheet Data:
Total assets................................. $  88,806  $ 512,590  $ 446,760  $ 440,606  $ 396,361
                                               =========  =========  =========  =========  =========
Long-term obligations........................ $     446  $     279  $   1,793  $   1,873  $   1,423
                                               =========  =========  =========  =========  =========
Shareholders' equity......................... $  41,015  $ 416,635  $ 391,411  $ 381,851  $ 331,497
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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 80.7%, 88.5% and 90.0% of our net product revenues during 2001, 2002 and 2003, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 19.3%, 31.5% and 37.7% of our net product revenues in 2001, 2002 and 2003, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2001, 2002 and 2003.

Since March 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2001, 2002 and 2003, SPT serviced end customer sales accounting for 29.7%, 57.4% and 64.2% of our net product revenues recognized. As of December 31, 2001, 2002 and 2003, SPT represented 48.8%, 68.5% and 73.4% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 10.9%, 16.9% and 29.9% of our product shipments in 2001, 2002 and 2003, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 27.5%, 41.3% and 32.8% of our shipments to end users in 2001, 2002 and 2003, respectively.

Results of Operations: Years Ended December 31, 2001, 2002 and 2003

Net Revenues

Net revenues were $295.0 million in 2003, $274.7 million in 2002 and $294.0 million in 2001. Net revenues for 2003 increased compared to 2002 due to increased unit shipments and increased license and royalty revenues, offset by decreased average selling prices. Net revenues for 2002 decreased compared to 2001 primarily due to decreased average selling prices for our products and decreased license and royalty revenues, partially offset by increased unit shipments. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and changes in general economic conditions.

Product Revenues. Product revenues were $256.5 million in 2003, $244.0 million in 2002 and $258.6 million in 2001. Products revenues for 2003 increased compared to 2002 primarily due to increased unit shipments by 23.5%, partially offset by decreased average selling prices by 15.7%. The decrease from 2001 to 2002 was primarily due to decreased average selling prices by 36.5%, partially offset by increased unit shipments of our products by 31.6%. Shipping volumes fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $38.5 million in 2003, $30.6 million in 2002 and $35.4 million in 2001. The increase from 2002 to 2003 related primarily to increased royalty payments from our existing licensees and up-front license fees from our new licensees. During 2000 and 2001, Winbond Electronics of Taiwan paid us $10.4 million and $20.0 million, respectively, under a settlement agreement. No further back royalty payments were required after 2001 under this legal settlement. Although the settlement payments have ceased, Winbond continues to pay royalties under the license agreement. The decrease from 2001 to 2002 was primarily due to the termination of license fees received as part of our legal settlement with Winbond during 2001, offset by increases in upfront license fees and royalty payments received from our licensees during 2002. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $76.3 million, or 25.8% of net revenues, in 2003, $68.4 million, or 24.9% of net revenues, in 2002, and $45.9 million, or 15.6% of net revenues, in 2001. The increase in gross profit in 2003 when compared to 2002 is primarily due to increased unit shipments of 23.5%, increased technology licensing revenues of $7.9 million and improved manufacturing costs as a result of transitions to more advanced process technologies, offset by decreased average selling prices by 15.7%. The increase in gross profit in 2002 when compared to 2001 is due primarily to a $72.2 million inventory valuation adjustment recorded in 2001, offset by decreased average selling prices of 36.5% and a decrease in technology licensing revenues of $4.8 million. Product gross margin was 14.7% in 2003, compared to 15.5% in 2002 and 4.0% in 2001. The decrease in product gross margin in 2003 when compared to 2002 was primarily due to decreased average selling prices of 15.7%, offset by improved manufacturing costs as a result of transitions to more advanced process technologies. The increase in product gross margin from 2001 to 2002 primarily relates to a $72.2 million inventory valuation adjustment recorded in 2001. Gross margin in 2002 was reduced by decreased average selling prices of our products by 36.5%. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2001, 2002 and 2003 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative and other expenses. Operating expenses were $117.7 million, or 39.9% of net revenues, in 2003, $89.7 million or 32.6% of net revenues, in 2002, and $96.4 million, or 32.8% of net revenues, in 2001. The increase in 2003 from 2002 was primarily due to the Atmel judgement of $37.8 million, offset by decreases of $2.8 million in bad debt expense, $1.7 million in mask, wafer and evaluation part expenses, $1.5 million in legal fees, $1.1 million in commission expense and $1.1 million in depreciation expense. The decrease from 2001 to 2002 was primarily due to decreases of $2.3 million in wafer and mask expenses, $2.5 million in non-production engineering material expenses and $1.9 million in commissions expenses. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative activities, and that these expenses will increase in dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $43.1 million, or 14.6% of net revenues, in 2003, $47.1 million, or 17.1% of net revenues, in 2002, and $50.4 million, or 17.1% of net revenues, in 2001. Research and development expenses decreased by 8.3% from 2002 primarily due to decreases in wafer, mask and evaluation part expenses of $1.7 million due to cost reduction measures and the completion of certain technology projects during 2003, headcount related expenses of $1.4 million due to a reduction in headcount and depreciation expense of $761 thousand. Research and development expenses decreased from 2001 to 2002 by 6.6% primarily due to decreases in wafer and mask expenses of $2.3 million due to cost reduction measures during 2002, non-production engineering material expenses of $2.5 million related to new product testing and outside service expenses of $910 thousand, offset by increased headcount and related costs of $2.1 million due to increased headcount and new building costs. We expect research and development expenses will increase in dollars.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $22.3 million, or 7.5% of net revenues, in 2003, $25.5 million, or 9.3% of net revenues, in 2002, and $26.8 million, or 9.1% of net revenues, in 2001. The decrease in sales and marketing expenses from 2002 to 2003 by 12.7% was primarily due to decreases in headcount related costs of $1.7 million due to the transfer of some sales personnel to Asia and decreased facility and information technology related expenses, a decrease in commission expense of $1.1 million due to reduced commission rates and decreased marketing expenses of $849 thousand, offset by increased logistic center fees of $652 thousand due to increased activity through the logistic center. The decrease in sales and marketing expenses from 2001 to 2002 by 4.8% was primarily due to decreased commissions expenses of $1.9 million as a result of decreased product revenues and decreased marketing expenses of $692 thousand, offset by increased headcount and related costs of $1.2 million due to increased in sales and marketing headcount and a $510 thousand expense recorded for a bonus to our senior vice president of sales and marketing. We expect sales and marketing expenses will increase in dollars as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expense.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $14.4 million, or 4.9% of net revenues, in 2003, $17.1 million, or 6.2% of net revenues, in 2002, and $17.9 million, or 6.1% of net revenues, in 2001. The decrease in general and administrative expenses from 2002 to 2003 by 15.8% was primarily due to decreases in bad debt expenses of $2.8 million due to a charge taken in 2002 related to one specific customer, a decrease in legal fees of $1.5 million due to decreased Atmel defense activity, and lower depreciation and amortization expense of $876 thousand, offset by increases in headcount related costs of $2.4 million due to changes in allocations for facility, IT and insurance expenses. The decrease in general and administrative expenses from 2001 to 2002 by 4.2% was primarily due to decreased professional service expenses of $1.0 million and decreased bank fees of $486 thousand, offset by increased bad debt expenses of $795 thousand. We anticipate that general and administrative expenses will increase in dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses. In 2003, other operating expenses were $37.8 million, or 12.8% of net revenues, which related entirely to the Atmel litigation settlement. The $37.8 million of settlement fees and interest was paid in December 2003. There were no other operating expenses recorded in 2002. In 2001, other operating expenses of $1.3 million, or 0.5% of net revenues, were comprised of $590 thousand related to an expense for impairment of intangible assets and a $756 thousand period charge related to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge is an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley.

During the quarter ended December 31, 2001, due to the delays in completing this first flash memory device using the Agate technology, we recorded an expense for impairment of intangible assets of $590 thousand. The assets related to patents acquired as part of the acquisition of Agate Semiconductor Inc. in December 2000. We reviewed the recoverability of the recorded amounts based on expected future cash flows (undiscounted and before interest) from use of these assets and then determined the impairment loss of $590 thousand based on the difference between the net book value of the assets and the estimated fair value of the assets.

Interest and other income. Interest and other income was $2.8 million, or 0.9% of net revenues, during 2003, $3.2 million, or 1.2% of net revenues, during 2002, and $7.4 million, or 2.5% of net revenues, during 2001. Interest income decreased from 2002 to 2003 primarily due to decreased interest rates on invested cash, offset by realized gains of $649 thousand on the sale of some of our investments. Interest income decreased from 2001 to 2002 primarily due to decreasing interest rates on invested cash.

Interest expense. Interest expense was $138 thousand during 2003 as compared to $214 thousand during 2002 and $338 thousand during 2001. Interest expense relates to interest and fees under our line of credit and to our notes payable. We terminated our line of credit in July 2002.

Impairment of equity investments. In 2000, we acquired a 10.0% interest in Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and Board Director, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to impairment of equity investments of $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002. As of December 31, 2003 the recorded value of our investment in Apacer was $4.4 million.

During 2001, KYE, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there had been a significant decline in the market value of the investment. We had concluded that the decline in value is "other-than-temporary" and a write down of $3.3 million was necessary as of December 31, 2001. The investment was written down to $1.3 million based on the quoted market price as of December 31, 2001. As of December 31, 2003, the recorded value of our KYE investment was $3.2 million based on the quoted market price as of the balance sheet date.

Provision for (Benefit from) Income Taxes

In 2003, our income tax expense was $26.4 million on a net loss before tax of $38.8 million. Our provision for taxes included a charge recorded during the third quarter of 2003 to establish a full valuation allowance against our deferred tax assets offset by a reduction in income tax payable as a result of a reassessment of expected liabilities for 2003 and certain exposures. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax benefit of $10.9 million in 2002 consisted of a 42.0% tax rate on our loss before income taxes. In 2001, our income tax benefit of $17.8 million consisted of a 38.0% tax rate on loss before income taxes. In 2003, we implemented an international tax structure, which in conjunction with the full valuation allowance, will mean that going forward we will record a tax expense as a result of foreign tax withholding and alternative minimum tax until such time that the valuation allowance against the deferred tax asset is no longer required.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory technology and products. We offer low and medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, and Technology Licensing. Refer to Note 10 to the Consolidated Financial Statements for revenue and gross profit information by reportable segment. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the MPF family, the MPF+ family and the MTP family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001. SMPG revenues were $173.1 million in 2003, $147.0 million in 2002 and $118.8 million in 2001. The increase in revenues in 2003 compared to 2002 was primarily due to increases in unit shipments of our products by 26.1%, offset by decreases in average selling prices of 9.0%. The increase in revenues in 2002 compared to 2001 was primarily due to increases in unit shipments of our products of 39.9% and lower product returns in 2002, offset by decreases in average selling prices of 28.4%. Gross margin was 13.3% in 2003, 4.6% in 2002 and negative 21.1% in 2001. The increase in gross margin in 2003 from 2002 was primarily due to higher inventory valuation adjustments in 2002, the sale of previously reserved inventory in 2003 and product mix. The increase in gross margin from 2001 to 2002 was primarily due to inventory valuation adjustments to cost of sales during 2001, offset by decreased average selling prices in 2002.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001. ASPG revenues were $60.5 million in 2003, $67.8 million in 2002 and $89.6 million in 2001. The decrease in revenues in 2003 compared to 2002 was primarily due to decreases in average selling prices of 31.8%, offset by increases in unit shipments of our products of 33.3%. The decrease in revenues in 2002 compared to 2001 was primarily due to decreases in average selling prices of 38.6% offset by increases in unit shipments of our products of 15.0%. Gross margin was 19.4% in 2003, 35.6% in 2002 and 40.1% in 2001. The decrease in gross margin in 2003 from 2002 and from 2001 to 2002 was primarily due to decreases in average selling prices and product mix.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Accordingly, our segment revenue and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001. SPG revenues were $22.9 million in 2003, $29.2 million in 2002 and $50.1 million in 2001. The decrease in revenues in 2003 compared to 2002 was primarily due to decreases in average selling prices of 17.2% and unit shipments of our products by 5.1%. The decrease in revenues in 2002 compared to 2001 was primarily due to decreases in average selling prices of 49.7%, offset by increased unit shipments of our products by 18.3%. Gross margin was 13.0% in 2003, 23.4% in 2002 and negative 0.8% in 2001. The decrease in gross margin in 2003 from 2002 was primarily due to decreases in average selling prices and product mix. Gross margin increased from 2001 to 2002 due to changes in the product mix and inventory valuation adjustments to cost of sales in 2001.

Revenue and gross profit related to Technology Licensing was $38.5 million for 2003, $30.6 million for 2002 and $35.4 million for 2001. The increase from 2002 to 2003 related primarily to increase royalty payments from our existing licensees and up-front license fees from our new licensees. During 2000 and 2001, Winbond Electronics of Taiwan paid us $10.4 million and $20.0 million, respectively, under a settlement agreement. No further back royalty payments were required after 2001 under this legal settlement. Although the settlement payments have ceased, Winbond continues to pay royalties. The decrease from 2001 to 2002 was primarily due to the termination of license fees received as part of our legal settlement with Winbond during 2001, offset by increases in upfront license fees and royalty payments received from our licensees during 2002. We anticipate that license revenues will fluctuate significantly in the future.

Related Party Transactions

The following table is a summary of our related party revenues and purchases (in thousands):

                                                          Year Ended
                                                       December 31, 2003
                                                  --------------------------
                                                    Revenues      Purchases
                                                  ------------  ------------
Silicon Technology Co., Ltd..................... $      3,615  $         --
Apacer Technology, Inc and related entities.....        1,555         2,361
Silicon Professional Technology Ltd.............      164,810            --
Grace Semiconductor Manufacturing Corporation...           --            12
King Yuan Electronics Company, Limited..........           --        19,659
Powertech Technology, Incorporated..............           --         9,280
                                                  ------------  ------------
                                                 $    169,980  $     31,312
                                                  ============  ============

                                                          Year Ended
                                                       December 31, 2002
                                                  --------------------------
                                                    Revenues      Purchases
                                                  ------------  ------------
Silicon Technology Co., Ltd..................... $      2,089  $         --
Acer and related entities (1)...................          269            --
Apacer Technology, Inc and related entities.....          899           588
Professional Computer Technology Limited........          141            --
Silicon Professional Technology Ltd.............      140,003            --
King Yuan Electronics Company, Limited..........           --        18,163
Powertech Technology, Incorporated..............           --         8,378
                                                  ------------  ------------
                                                 $    143,401  $     27,129
                                                  ============  ============

                                                          Year Ended
                                                       December 31, 2001
                                                  --------------------------
                                                    Revenues      Purchases
                                                  ------------  ------------
Silicon Technology Co., Ltd..................... $      3,728  $         --
Acer and related entities (1)...................        5,129           290
Apacer Technology, Inc and related entities.....          280           626
Ocean Contract Manufacturing Ltd................        4,019            --
Professional Computer Technology Limited........       76,869            --
King Yuan Electronics Company, Limited..........           --        21,827
Powertech Technology, Incorporated..............           --         9,031
                                                  ------------  ------------
                                                 $     90,025  $     31,774
                                                  ============  ============

(1) Excludes Apacer Technology, Inc. balances.

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

                                                  December 31, 2002          December 31, 2003
                                              --------------------------  -----------------------
                                                              Accounts                  Accounts
                                                Accounts    Payable and    Accounts    Payable and
                                               Receivable     Accruals    Receivable    Accruals
                                              ------------  ------------  -----------  ----------
Silicon Technology Co., Ltd................. $        459  $         --  $       232  $       --
Ambit Microsystems Corp.....................           --            --           --           4
Apacer Technology, Inc and related entities.          141           119          400         736
Professional Computer Technology Limited....           --            73           --          15
Silicon Professional Technology Ltd.........       24,648           432       40,588         550
King Yuan Electronics Company, Limited......           --         4,285           --       6,896
Powertech Technology, Incorporated..........           --         2,253           --       2,533
                                              ------------  ------------  -----------  ----------
                                             $     25,248  $      7,162  $    41,220  $   10,734
                                              ============  ============  ===========  ==========

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939 thousand in cash. Bing Yeh, our President, CEO and Board Director, is also a member of Silicon Technology's board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products to smaller customers. At December 31, 2003, our investment, which is carried at cost, represented 9% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

Dr. Ronald Chwang, a member of our Board of Directors, is also a director of Ambit Microsystems Corp., which is a related entity of Acer Incorporated, or Acer.

In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh, our President, CEO and Board Director, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. The investment was written down to $4.4 million during 2002, please refer to Note 8 of the Notes to the Consolidated Financial Statements. At December 31, 2003, our investment represented 10% of the outstanding equity of Apacer. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. Our purchases from Apacer are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a privately held Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Board Director, is also a member of PCT's board or directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179 thousand in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, certain numbers of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. As of December 31, 2003, the value of the investment recorded as long-term available-for-sale is valued at $3.8 million and the restricted portion of the investment carried at cost is recorded at $775 thousand. At December 31, 2003 our investment represented 13% of the outstanding equity of PCT. In February 2004, we purchased $1.7 million of PCT's European convertible bonds.

PCT and it subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2001, 2002 and 2003 we paid sales commissions of $1.7 million, $2.5 million and $1.2 million, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 8.5%, 10.3% and 27.3% of our product shipments in 2001, 2002 and 2003. In addition, PCT and

SPAC solicited sales, for which they earned a commission, for 13.4%, 19.5% and 12.0% of our shipments to end users in 2001, 2002 and 2003, respectively.

In March 2001, PCT established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

We do not have any long-term contracts with SPT or PCT, and SPT and PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions which would harm our business. We are not obligated to provide SPT or PCT with any additional financing.

In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a publicly held Taiwanese company, which is a production subcontractor, for $4.6 million in cash. A member of our management team holds one supervisor position at KYE. The role and responsibilities of a supervisor are defined and governed by Corporate Law in Taiwan. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2002 and 2003. The investment was written down to $1.3 million during 2001 and is valued at $3.2 million as of December 31, 2003 based on the quoted market price. At December 31, 2003, our investment represented 0.5% of the outstanding equity of KYE. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a privately held Taiwanese company, which is a production subcontractor, for $2.5 million in cash. The investment was made in PTI in order to strengthen the relationship between us and PTI. During 2003, PTI completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, certain numbers of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. As of December 31, 2003, the value of the investment recorded as long-term available-for-sale is valued at $5.5 million and the restricted portion of the investment carried at cost is recorded at $1.2 million. At December 31, 2003, our investment represented 3% of the outstanding equity of PTI. Our purchases from PTI are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide PTI with any additional financing.

In 2001, we acquired a 9% interest in Grace Semiconductor Manufacturing Corporation, or GSMC, a privately held Cayman Islands company for $50.0 million in cash. Bing Yeh, our President, CEO and Board Director, is also a member of GSMC's board of directors. In addition, a member of our management team holds one supervisor position at GSMC. The role and responsibilities of a supervisor are defined and governed by Corporate Law in the Cayman Islands. This investment is carried at cost. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. Grace began to manufacture some of our products during 2003. We do not have a long-term contract with Grace to supply us with products. At December 31, 2003, our investment represented 7% of the outstanding equity of GSMC. In March 2004, we committed to invest an additional $33.2 million in GSMC during 2004.

Critical Accounting Estimates

Our critical accounting estimates are as follows:

  Revenue recognition;
  Allowance for sales returns;
  Allowance for doubtful accounts;
  Allowance for excess and obsolete inventory and lower of cost or market;
  Warranty accrual;
  Litigation costs;
  Valuation of equity investments; and
  Accounting for income taxes.

Revenue recognition. Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we also require that evidence of the arrangement exists, the price is fixed or determinable and collection is reasonably assured. Our shipping terms are generally freight on board, or FOB, shipping point and payment terms typically range from 30 to 75 days. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

Most of our technology licenses provide for the payment of up-front license fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine, and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately two to three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

Royalties received under these arrangements during the upgrade period are recognized as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. The remaining portions of the royalties are recognized ratably over the remaining portion of the upgrade period. Royalties received after the upgrade period has elapsed are recognized when reported to us.

If we make different judgments or utilize different estimates in relation to the estimated period of technology enhancement and development, the amount and timing of our license and royalty revenues could be materially different.

Allowance for sales returns. We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. The allowance for sales returns was $4.5 million, $1.8 million and $1.3 million as of December 31, 2001, 2002 and 2003, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

Allowance for doubtful accounts. We maintain allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.8 million, $4.4 million and $1.1 million as of December 31, 2001, 2002 and 2003, respectively.

Allowance for excess and obsolete inventory and lower of cost or market. Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in additional inventory write-downs. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. If we determine that market conditions are less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories was $47.7 million, $27.4 million and $11.2 million as of December 31, 2001, 2002 and 2003, respectively.

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

Litigation costs. From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. As of December 31, 2003, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. If additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations and financial position.

Valuation of equity investments. We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments at December 31, 2003 is $71.0 million.

Accounting for income taxes. During the third quarter of 2003 we recorded a charge to establish a full valuation allowance against our deferred tax assets offset by a reduction in income tax payable as a result of a reassessment of expected liabilities for 2003 and certain exposures. Accordingly, for 2003 we recorded an income tax expense of $26.4 million. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. At December 31, 2003, the valuation allowance against our deferred tax asset was $41.1 million.

Liquidity and Capital Resources

Operating activities. Our operating activities generated cash of $7.6 million in 2003 and $23.4 million in 2002. For

2003, our primary source of operating cash flow was the timing of inventory purchases and payments to our vendors and service providers, offset by the payment of $37.8 million to Atmel. Cash generated from operating activities included a decreases in inventories of $29.5 million due to increased sales , which reduced the amount of inventory held, and other current and non-current assets of $18.3 million, increases in trade accounts payable from related and unrelated parties of $12.4 million due to increased strategic purchasing of certain products, increases in deferred revenue of $1.0 million and non-cash related adjustments of $37.9 million. Non-cash adjustments related to $7.7 million of depreciation and amortization, $6.7 million of inventory valuation adjustments, $22.3 million decrease in net deferred tax assets and $1.3 million of tax benefit from employee stock plans, offset by a $228 thousand charge to expense for provision for doubtful accounts. Working capital uses of cash included a net loss of $65.2 million, increases in trade accounts receivable from related and non-related parties of $19.9 million due to increased revenue at the end of 2003 compared to 2002 and increased activity through our logistic center which has extended payment terms and decreases in accrued expenses and other liabilities of $6.5 million. In 2002, cash provided by operations was $23.4 million and related primarily to non-cash adjustments of $42.4 million, including depreciation and amortization of $9.8 million, provision for doubtful accounts of $3.0 million, provision for sales returns of $2.8 million, inventory valuation adjustments of $10.4 million, changes in deferred income taxes of $7.0 million, impairment of equity investments of $7.8 million and tax benefit from employee stock plans of $1.5 million. Further, cash provided from operations relates to decreases in accounts receivable from unrelated parties of $3.3 million and inventories of $16.0 million and increases in accounts payable to unrelated parties of $4.3 million and accrued expenses and other liabilities of $1.6 million. Cash provided from operating activities was reduced by increases in accounts receivable from related parties of $4.5 million and other current and non-current assets of $21.3 million and decreases in accounts payable to related parties of $564 thousand and deferred revenue of $2.8 million.

Investing activities. Our investing activities provided cash of $9.0 million during 2003, primarily due to a total of $10.8 million cash from the excess sales and maturities of available-for-sale investments and restricted cash over the purchases of such investments, offset by $1.8 million invested in capital expenditures. Cash used in investing activities was $17.0 million during 2002. Investing activities in 2002 were primarily related to capital expenditures of $4.3 million and net purchases of available-for-sale investments and restricted cash of $11.1 million. In addition, during 2002 we invested $964 thousand in Insyde Software Corporation, a Taiwanese company that completed an initial public offering on the Taiwan Stock Exchange in January 2003, made additional investments of $179 thousand in PCT and $181 thousand in Apacer and $333 thousand in another investment. We plan to continue to invest in capital equipment to be used primarily for test equipment and design engineering tools for research and development, information systems infrastructure, and leasehold improvements.

Financing activities. Our financing activities provided cash of $4.3 million in 2003 and $3.8 million in 2002. During 2003, cash provided was from $4.5 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options, offset by $250 thousand in loan repayments. During 2002, the cash provided was primarily from $4.1 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options, offset by $316 thousand in loan repayments. We terminated our line of credit on July 12, 2002.

Principal sources of liquidity at December 31, 2003 consisted of $210.2 million of cash, cash equivalents, and short-term and long-term available-for-sale investments.

Purchase Commitments. As of December 31, 2003, we had outstanding purchase commitments with our foundry vendors of $72.8 million for delivery in 2004. We have recorded a liability of $538 thousand for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of $756 thousand relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. At December 31, 2002 and 2003, payments made have reduced the recorded liability to $473 thousand and $270 thousand, respectively.

Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2003 (in thousands):

                                                             Less than                             More than
                                                 Total         1 year      1-3 years   3-5 years    5 years
                                              ------------  ------------  -----------  ----------  ---------
Notes payable............................... $        871  $        393  $       478  $       --  $      --
Operating leases............................       20,217         5,376        6,165       5,167      3,509
Purchase commitments........................       72,791        72,791           --          --         --
Other long-term liability...................          151            --          151          --         --
                                              ------------  ------------  -----------  ----------  ---------
Total....................................... $     94,030  $     78,560  $     6,794  $    5,167  $   3,509
                                              ============  ============  ===========  ==========  =========

In addition to our commitments in the above table, in March 2004, we committed to an additional $33.2 investment in GSMC during 2004.

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
  unanticipated research and development expenses associated with new product introductions; and
  the outcome of ongoing litigation.

Please also see "Business Risks - Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price."

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN No. 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. Accordingly, we will implement FIN No. 46 during the quarter ended March 31, 2004. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by the revised FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities are outlined in Note 11 of our Notes to the Consolidated Financial Statements. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in each such entity plus amounts receivable from these entities as we are not obligated to provide any entity with any additional financing.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

We incurred net losses for 2001, 2002 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks of September 11, 2001 have resulted in a substantial increase to our business insurance costs. In addition, under a current proposed standard, we would be required to record compensation expense on stock option grants and on shares purchased under our employee stock purchase program, which would substantially increase our operating costs and impact our earnings (loss) per share.

We incurred significant inventory valuation adjustments in 2001, 2002 and 2003 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2003, we had $46.1 million of inventory on hand, a decrease of $36.9 million, or 44.5%, from December 31, 2002. Total valuation adjustments to inventory were $72.2 million in 2001, $9.2 million in 2002 and $6.7 million in 2003. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of December 31, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We began to experience a sharp downturn in several of our markets late in the fourth quarter of 2000, as our customers reacted to weakening demand for their products. Although we had improvements in total units shipped in 2003 compared to 2001 and 2002 and our revenues increased in 2003, we experienced decreased average selling prices. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2001, 2002 and 2003, our export product and licensing revenues accounted for 90.3%, 92.0% and 92.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

In addition, we have made equity investments in companies with operations in China, Japan and Taiwan. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to foreign exchange rates and to the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results.

We derived 80.7%, 88.5% and 90.0% of our net product revenues from Asia during 2001, 2002 and 2003, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2001, 2002 and 2003, SPT serviced end customer shipments accounted for 29.7%, 57.4% and 64.2% of our net product revenues recognized, respectively. As of December 31, 2001, 2002, and 2003, SPT accounted for 48.8%, 68.5% and 73.4%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions."

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by five foundries, TSMC in Taiwan, Sanyo, Seiko-Epson and Yasu in Japan, and Samsung in Korea. In March 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. In March 2004, we committed to an additional $33.2 million investment in GSMC during 2004. Grace, a wholly owned subsidiary or GSMC, began manufacturing some of our products early in the fourth quarter of 2003. We anticipate that these foundries, together with Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC and Vanguard in Taiwan will manufacture substantially all of our products in 2004. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity plus additional future capacity from Grace, HHNEC and Vanguard available to us will be sufficient through 2004. However, events that we have not foreseen could arise which would limit our capacity. Similar to our $50.0 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

If we are not successful in subleasing our unused office space, we may be required to take additional period charges for the difference between the total future sublease income and our lease cost.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 78 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. On December 12, 2003, we paid Atmel $37.8 million to satisfy the judgement plus statutory interest accrued during the appeal. The '903 patent case still remains open. The court found that we infringed the '903 patent but the jury was unable to unanimously decide whether the '903 is valid and a mistrial was declared. A settlement conference is scheduled for April 14, 2004. If we are not able to reach a settlement agreement, the court may set a date for a new trial. If we are not successful in reaching a settlement, litigation may continue to consume substantial amounts of our financial and managerial resources. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part I, Item 3 - Legal Proceedings."

If an earthquake or other natural disaster strikes our manufacturing facility or those of our suppliers, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenues.

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster such as typhoon near one or more of our major suppliers, like the earthquakes in September 1999 and March 2002 or the typhoon in September 2001 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

A virus or viral outbreak in Asia could harm our business.

We derive substantially all of our revenues from Asia and our logistics center is located in Taiwan. A virus or viral outbreak in Asia, such as the recent SARS outbreak in early 2003, could harm the operations of our suppliers, distributors, logistics center and those of our end customer, which could harm our business.

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

Our growth has in the past placed a significant strain on our management systems and resources and if we fail to manage our growth, our ability to market or sell our products or develop new products may be harmed.

Our business has in the past experienced rapid growth which strained our internal systems and future growth will require us to continuously develop sophisticated information management systems in order to manage our business effectively. We recently implemented a supply-chain management system and a vendor electronic data interface system. There is no guarantee that these measures, in themselves, will be adequate to address any growth, or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 2001, 2002 and 2003, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions began to improve during the third quarter of 2003, deteriorating market conditions at the end of 2000 through the first part 2003 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. As of December 31, 2003, the recorded value of our KYE investment was $3.2 million based on the quoted market price. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of December 31, 2003, the recorded value of our Apacer investment was $4.4 million. In addition, we have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at December 31, 2003 of $50.0 million, $0.9 million, $19.8 million and $0.3 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of December 31, 2003 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2003, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of December 31, 2003 (in thousands):

                                                                             Carrying     Interest
                                                                               Value        Rate
                                                                            -----------  -----------
Short-term available-for-sale investments - fixed rate.................... $    60,569          1.2%
Long-term available-for-sale investments (1 to 2 years) - fixed rate......      12,046          1.4%
Cash and cash equivalents - variable rate.................................     124,625          0.6%
                                                                            -----------
                                                                           $   197,240          1.0%
                                                                            ===========

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements are included in a separate section of this Annual Report.

Supplementary Data: Selected Consolidated Quarterly Data

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2003. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."

                                                       Quarter Ended
                                        ----------------------------------------------
                                        March 31,  June 30,   September 30, December 31,
                                          2003       2003        2003         2003
                                        ---------  ---------  -----------  -----------
                                            (in thousands, except per share data)
Net revenues:
    Product revenues.................. $  53,921  $  54,860  $    65,397  $    82,351
    License revenues..................     7,788      9,320        8,538       12,866
                                        ---------  ---------  -----------  -----------
      Total net revenues.............. $  61,709  $  64,180  $    73,935  $    95,217
Gross profit (loss)................... $   9,208  $  16,247  $    18,341  $    32,470
Income (loss) from operations......... $ (11,083) $  (3,739) $   (37,390) $    10,815
Net income (loss)..................... $ (10,665) $  (4,589) $   (59,018) $     9,105
Net income (loss) per share-basic..... $   (0.11) $   (0.05) $     (0.62) $      0.10
Net income (loss) per share-diluted... $   (0.11) $   (0.05) $     (0.62) $      0.09

                                                       Quarter Ended
                                        ----------------------------------------------
                                        March 31,  June 30,   September 30, December 31,
                                          2002       2002        2002         2002
                                        ---------  ---------  -----------  -----------
                                            (in thousands, except per share data)
Net revenues:
    Product revenues.................. $  66,295  $  61,480  $    59,445  $    56,801
    License revenues..................     8,287      7,997        8,311        6,042
                                        ---------  ---------  -----------  -----------
      Total net revenues.............. $  74,582  $  69,477  $    67,756  $    62,843
Gross profit (loss)................... $  24,080  $  19,242  $    18,356  $     6,734
Income (loss) from operations......... $   1,387  $  (7,050) $    (1,768) $   (13,821)
Net income (loss)..................... $   1,558  $  (4,222) $    (4,768) $    (7,663)
Net income (loss) per share-basic..... $    0.02  $   (0.05) $     (0.05) $     (0.08)
Net income (loss) per share-diluted... $    0.02  $   (0.05) $     (0.05) $     (0.08)

We recorded impairment of an equity investments of $7.8 million in the third quarter of 2002.

We recorded settlement fees of $36.5 million and interest of $1.3 million related to the Atmel lawsuit in the third and fourth quarter of 2003, respectively. In the third quarter of 2003, we recorded a full valuation of our deferred tax assets and associated adjustments to income tax payable, resulting in a tax expense of $22.9 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on their evaluation as of December 31, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-K. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the captions "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management - Compliance with the Reporting Requirement of Section 16(a)," and "Code of Conduct," and are incorporated by reference into this report. The information relating to our executive officers is contained in Part I, Item 1 of this report.

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

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Ratification of Selection of Independent Accountants" and is incorporated by reference into this report.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) Consolidated Financial Statements. The index to the consolidated financial statements is found on page 41 of this Report.

     (2) Financial Statement Schedule. Financial statement schedule Number II is included.

     (3) Exhibits. See Exhibit Index in part (c), below.

(b) Reports on Form 8-K.

On October 22, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated October 22, 2003 announcing our financial results for the third quarter of 2003. The press release was furnished under Item 9.

On December 12, 2003, we filed a current report on Form 8-K in connection with the Federal Circuit Court of Appeals decision upholding the jury verdict of infringement of the '811 and '829 patents in favor of Atmel Corp. The disclosure was filed under Item 5.

(c) Index to Exhibits.

Exhibit Number	Description of Document
3.1 (1)	Bylaws of SST.
3.2 (2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3 (3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4 (4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2 (5)	Specimen Stock Certificate of SST.
4.3 (6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4 (7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1 (8)	Equity Incentive Plan and related agreements.
10.2 (9)	Employee Stock Purchase Plan.
10.3 (10)	1995 Non-Employee Director's Stock Option Plan.
10.4 (11)	Profit Sharing Plan.
10.5 (12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6 (13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.8 (14)	Lease amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9 (15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.11 (16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.

10.12 (17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.13 (18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.14 (19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
21.1	Subsidiaries of SST.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney is contained on the signature page.
31.1	Certification required by Rule 13a- 14(a).
31.2	Certification required by Rule 13a- 4(a).
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
32.2

Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of March, 2004.

SILICON STORAGE TECHNOLOGY, INC. By: /s/ BING YEH Bing Yeh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bing Yeh and Jack K. Lai, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ JACK K. LAI Jack K. Lai	Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2004
/s/ YAW WEN HU Yaw Wen Hu	Director	March 15, 2004
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	March 15, 2004
/s/ RONALD CHWANG Ronald Chwang	Director	March 15, 2004
/s/ YASUSHI CHIKAGAMI Yasushi Chikagami	Director	March 15, 2004

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Silicon Storage Technology, Inc.

In our opinion, the consolidated statements listed in the accompanying index appearing under Item 15 (a) (1) on page 37 present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a) (2) on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 8, 2004, except for Note 11,
which is as of March 8, 2004

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          December 31,
                                                                      --------------------
                                                                        2002       2003
                                                                      ---------  ---------
                               ASSETS
Current assets:
    Cash and cash equivalents....................................... $ 103,751  $ 124,625
    Short-term available-for-sale investments.......................    41,252     60,569
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $4,420 as of December 31, 2002 and
      $1,118 as of December 31, 2003................................    10,723     14,110
    Trade accounts receivable-related parties.......................    25,248     41,220
    Inventories, net................................................    83,040     46,120
    Deferred tax asset..............................................    17,154         --
    Other current assets............................................    29,671     13,232
                                                                      ---------  ---------
       Total current assets.........................................   310,839    299,876
Equipment, furniture and fixtures, net..............................    16,989     11,325
Equity investments..................................................    60,910     58,077
Long-term available-for-sale investments............................     5,862     24,969
Restricted cash and cash equivalents................................    11,976         --
Restricted available-for-sale investments...........................    24,873         --
Deferred tax asset..................................................     5,164         --
Other assets........................................................     3,993      2,114
                                                                      ---------  ---------
           Total assets............................................. $ 440,606  $ 396,361
                                                                      =========  =========

                            LIABILITIES
Current liabilities:
    Notes payable, current portion.................................. $     352  $     393
    Trade accounts payable-unrelated parties........................    28,408     37,342
    Trade accounts payable-related parties..........................     6,689     10,165
    Accrued expenses and other liabilities..........................    18,783     11,911
    Deferred revenue................................................     2,650      3,630
                                                                      ---------  ---------
       Total current liabilities....................................    56,882     63,441
Other liabilities...................................................     1,873      1,423
                                                                      ---------  ---------
       Total liabilities............................................    58,755     64,864
                                                                      ---------  ---------
Commitments (Note 5) and Contingencies (Note 6).

                        SHAREHOLDERS' EQUITY
Preferred Stock, no par value
    Authorized: 7,000 shares
    Series A Junior Participating Preferred Stock, no par value
    Designated: 450 shares
    Issued and outstanding: none....................................        --         --
Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 93,295 shares in 2002
    and 95,328 shares in 2003.......................................   339,598    345,384
Accumulated other comprehensive income..............................       151      9,178
Retained earnings (accumulated deficit).............................    42,102    (23,065)
                                                                      ---------  ---------
       Total shareholders' equity...................................   381,851    331,497
                                                                      ---------  ---------
           Total liabilities and shareholders' equity............... $ 440,606  $ 396,361
                                                                      =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                   2001       2002       2003
                                                                 ---------  ---------  ---------
Net revenues:
    Product revenues - unrelated parties....................... $ 168,593  $ 100,620  $  86,549
    Product revenues - related parties.........................    90,025    143,401    169,980
    License revenues...........................................    35,412     30,637     38,512
                                                                 ---------  ---------  ---------
         Total net revenues....................................   294,030    274,658    295,041
Cost of revenues...............................................   248,161    206,246    218,775
                                                                 ---------  ---------  ---------
Gross profit...................................................    45,869     68,412     76,266
                                                                 ---------  ---------  ---------
Operating expenses:
    Research and development...................................    50,380     47,069     43,144
    Sales and marketing........................................    26,794     25,498     22,272
    General and administrative.................................    17,855     17,097     14,398
    Other (Note 5 and Note 7)..................................     1,346         --     37,849
                                                                 ---------  ---------  ---------
         Total operating expenses..............................    96,375     89,664    117,663
                                                                 ---------  ---------  ---------
Loss from operations...........................................   (50,506)   (21,252)   (41,397)
Interest and other income......................................     7,350      3,197      2,784
Interest expense...............................................      (338)      (214)      (138)
Impairment of equity investments...............................    (3,274)    (7,757)        --
                                                                 ---------  ---------  ---------
Loss before provision for (benefit from) income taxes..........   (46,768)   (26,026)   (38,751)
Provision for (benefit from) income taxes......................   (17,772)   (10,931)    26,416
                                                                 ---------  ---------  ---------
         Net loss.............................................. $ (28,996) $ (15,095) $ (65,167)
                                                                 =========  =========  =========

Net loss per share - basic and diluted......................... $   (0.32) $   (0.16) $   (0.69)
                                                                 =========  =========  =========

Shares used in per share calculation - basic and diluted.......    91,084     92,667     94,723
                                                                 =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(in thousands)

                                                           Retained     Accumulated
                                       Common Stock        Earnings        Other
                                   --------------------  (Accumulated  Comprehensive
                                    Shares     Amount      Deficit)        Income        Total
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2000.......   90,118  $ 330,310  $     86,193  $          132  $ 416,635
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
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    1,710      4,076            --              --      4,076
    Tax benefit from exercise
       of stock options...........       --      1,533            --              --      1,533
    Net loss......................       --         --       (15,095)             --
    Unrealized loss on
       available for sale
       securities, net of tax.....       --         --            --             (74)
    Comprehensive loss............       --         --            --              --    (15,169)
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2002.......   93,295    339,598        42,102             151    381,851
    Issuance of shares of
       common stock under
       employees' stock
       purchase and
       option plans...............    2,033      4,535            --              --      4,535
    Tax benefit from exercise
       of stock options...........       --      1,251            --              --      1,251
    Net loss......................       --         --       (65,167)             --
    Unrealized gain on
       available for sale
       securities, net of tax.....       --         --            --           9,027
    Comprehensive loss............       --         --            --              --    (56,140)
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2003.......   95,328  $ 345,384  $    (23,065) $        9,178  $ 331,497
                                   =========  =========  ============  ==============  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          Year Ended December 31,
                                                                    -------------------------------
                                                                      2001       2002       2003
                                                                    ---------  ---------  ---------
Cash flows from operating activities:
      Net loss.................................................... $ (28,996) $ (15,095) $ (65,167)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
      Depreciation and amortization...............................     9,799      9,847      7,696
      Provision for doubtful accounts receivable..................     2,251      3,046        228
      Provision for sales returns.................................    32,227      2,842        316
      Provision for excess and obsolete inventories, write down
         of inventory to market and adverse purchase commitments..    73,932     10,441      6,670
      Deferred income taxes.......................................   (19,863)     7,036     22,318
      (Gain) loss on disposition of equipment.....................        72        (92)       114
      Gain on sale of equity investments..........................        --         --       (649)
      Other expenses..............................................     1,346         --         --
      Impairment of equity investments............................     3,274      7,757         --
      Tax benefit from employee stock plans.......................        --      1,533      1,251
      Changes in operating assets and liabilities:
           Trade accounts receivable from unrelated parties.......    55,109      3,263     (3,931)
           Trade accounts receivable from related parties.........    (3,999)    (4,452)   (15,972)
           Inventories............................................  (108,866)    16,024     29,507
           Other current and noncurrent assets....................     3,355    (21,269)    18,318
           Trade accounts payable to unrelated parties............   (15,086)     4,310      8,934
           Trade accounts payable to related parties..............       (86)      (564)     3,476
           Accrued expenses and other liabilities.................   (17,226)     1,588     (6,535)
           Deferred revenue.......................................    (9,775)    (2,849)       980
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) operating activities...   (22,532)    23,366      7,554
                                                                    ---------  ---------  ---------
Cash flows from investing activities:
      Restricted cash.............................................    12,490         --         --
      Repayment of restricted cash................................   (12,490)        --         --
      Acquisition of equipment, furniture and fixtures............   (13,700)    (4,315)    (1,806)
      Proceeds from sale of equipment.............................        75        118         --
      Purchases of available-for-sale investments and
         restricted cash..........................................  (166,538)   (74,272)   (54,958)
      Sales and maturities of available-for-sale investments......   234,928     63,156     65,799
      Investment in equity securities.............................   (52,211)    (1,660)        --
      Cash used in acquisition....................................      (498)        --         --
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) investing activities...     2,056    (16,973)     9,035
                                                                    ---------  ---------  ---------
Cash flows from financing activities:
      Borrowings..................................................     1,800         --         --
      Repayments..................................................      (261)      (316)      (250)
      Issuance of shares of common stock..........................     3,679      4,076      4,535
      Other.......................................................      (230)        --         --
                                                                    ---------  ---------  ---------
            Net cash provided by financing activities.............     4,988      3,760      4,285
                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............   (15,488)    10,153     20,874
Cash and cash equivalents at beginning of year....................   109,086     93,598    103,751
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year.......................... $  93,598  $ 103,751  $ 124,625
                                                                    =========  =========  =========
Supplemental disclosure of cash flow information:
Cash received for interest........................................ $   8,760  $   3,449  $   2,813
Cash paid for interest............................................ $     356  $     221  $     127
Net cash paid for (received from) income taxes.................... $  12,965  $  (3,189) $  (8,224)

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

Risks, Uncertainties and Concentrations:

Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect our operating results adversely. We currently buy all wafers and die, an integral component of our products, from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis at competitive prices could cause us to suffer manufacturing delays, a possible loss of revenues, or higher than anticipated costs of revenues, any of which could severely adversely affect operating results.

Since March 2001, we have been increasing our out-sourcing activities for our end customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2001, 2002 and 2003, SPT serviced end customer sales accounting for 29.7%, 57.4% and 64.2% of our net product revenues recognized. Further description of our relationships with PCT and SPT are in Note 11 of these Notes to the Consolidated Financial Statements.

We ship products to, and have accounts receivable from, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 10.9%, 16.9% and 29.9% of our product shipments in 2001, 2002 and 2003, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 27.5%, 41.3% and 32.8% of our shipments to end users in 2001, 2002 and 2003, respectively. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could harm our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We derived 80.7%, 88.5% and 90.0% of our net product revenues from Asia during 2001, 2002 and 2003, respectively. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region.

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

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster, such as a typhoon, near one or more of our major suppliers, like the earthquakes in September 1999 and March 2002 or the typhoon in September 2001 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

Basis of Consolidation:

The consolidated financial statements include the accounts of SST and our wholly-owned subsidiaries after elimination of inter-company balances and transactions. The functional currency of SST and its subsidiaries is the United States dollar.

Foreign Currency Transactions:

Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 2001, 2002 or 2003.

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

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains in 2003 were $649 thousand. Realized gains and losses were not material in 2001 and 2002.

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is in Note 2 of these Notes to the Consolidated Financial Statements.

Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses. As of December 31, 2002 and 2003, SPT represented 68.5% and 73.4% of our net accounts receivable, respectively.

We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China. See Note 11 of these Notes to the Consolidated Financial Statements. Some of these companies are privately held and it was not practicable to estimate the fair value of the investments in the issued untraded common stock. Investments in privately held companies are included in "Equity investments" in the balance sheet and are carried at their original cost. When a decline in value is other than temporary the securities are reduced to their estimated fair value. Some of the Taiwanese companies are public companies and their stock is traded on the Taiwan Stock Exchange. Three of these companies completed initial public offerings in Taiwan during 2003. Under Taiwan security regulations, a certain number of shares must be held in central custody subsequent to an initial public offering and are restricted from sale for a period of time. Shares required to be held in custody for greater than a one year period are carried at cost and recorded as equity investments. The unrestricted shares and the shares available for sale within one year from the balance sheet date are carried at quoted market price and included in long-term available for sale investments, with unrealized gains and losses reported as a separate component of shareholders' equity. If a loss is other than temporary, it is reported as an "Impairment of equity investments." See Note 8 of these Notes to the Consolidated Financial Statements. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Inventories:

Inventories are stated at the lower of cost (determined on a first-first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are not realized, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. As of December 31, 2003, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a significant impact on our financial position and results of operations.

Inventory valuation adjustments to cost of sales and adverse purchase commitments amounted to $72.2 million in 2001, $10.4 million in 2002 and $6.7 million in 2003. In 2001, 2002 and 2003, $24.5 million, $5.9 million and $3.3 million, respectively, of the adjustment related to lower of cost or market with the balance due to excess or obsolete inventory.

Equipment, Furniture and Fixtures:

Equipment, furniture and fixtures are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years. See Note 3 of these Notes to the Consolidated Financial Statements.

Intangible Assets:

Intangible assets include technology acquired in acquisitions and technology acquired under licensing arrangements. These amounts are included in other assets and amortized over estimated lives of three to five years.

Long-Lived Assets:

Long-lived assets include equipment, furniture and fixtures, equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Revenue Recognition:

Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we require that evidence of the arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately two to three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we re-examine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

Stock Compensation:

We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net loss and net loss per share for 2001, 2002 and 2003 would have been increased to the pro forma amounts indicated below (in thousands):

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          2001       2002       2003
                                                        ---------  ---------  ---------
Net loss, as reported................................. $ (28,996) $ (15,095) $ (65,167)
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects.........   (16,677)   (12,112)    (7,601)
                                                        ---------  ---------  ---------
Pro forma net loss.................................... $ (45,673) $ (27,207) $ (72,768)
Pro forma net loss per share - basic and diluted...... $   (0.50) $   (0.29) $   (0.77)

The fair value of each option grant for both the stock option plans is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     2001       2002       2003
                                                   ---------  ---------  ---------
Risk-free interest rate..........................   3.9-5.0%   2.8-4.9%   2.4-3.1%
Expected term of option..........................    3 years    6 years    5 years
Expected volatility..............................       100%       100%       100%
Expected dividend yield..........................         0%         0%         0%

The weighted average fair value of options granted under the Equity Incentive Plan and the Directors' Plan during 2001, 2002 and 2003 was $4.01, $4.01 and $6.45, respectively, per share.

The fair value of each stock purchase right is estimated using the Black- Scholes model with the following weighted average assumptions by year:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                     2001       2002       2003
                                                   ---------  ---------  ---------
Risk-free interest rate..........................   3.6-5.3%   2.1-2.3%   1.0-1.4%
Expected term of right...........................   1/2 year   1/2 year   1/2 year
Expected volatility..............................       100%       100%       100%
Expected dividend yield..........................         0%         0%         0%

Option grants and Purchase Plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

The weighted average valuation of right grants under the Purchase Plan during 2001, 2002 and 2003 was $7.00, $3.81 and $1.82, respectively, per share.

Comprehensive Loss:

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains and losses on available-for-sale investments, net of tax. Other comprehensive gain (loss) is presented in the statement of shareholders' equity and comprehensive loss.

Reclassifications:

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net loss.

Recent Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN No. 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. Accordingly, we will implement FIN No. 46 during the quarter ended March 31, 2004. We are currently reviewing our equity investments and associated relationships to determine if they are variable interest entities as defined by the revised FIN No. 46. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. The nature, purpose and activities of the potential variable interest entities are outlined in Note 11 of our Notes to the Consolidated Financial Statements. Our maximum exposure to loss as a result of our involvement with the potential variable interest entities is our investment in each such entity plus amounts receivable from these entities as we are not obligated to provide any additional financing.

2. Available-for-Sale Investments:

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2003 were as follows (in thousands):

                                                                 Amortized  Unrealized   Unrealized     Fair
                                                                   Cost        Gain         Loss        Value
                                                                 ---------  -----------  -----------  ---------
Corporate bonds and notes...................................... $     184  $        --  $        --  $     184
Government bonds and notes.....................................   158,382           14           --    158,396
Foreign listed equity securities...............................     3,759        9,265         (101)    12,923
                                                                 ---------  -----------  -----------  ---------
Total bonds, notes and equity securities....................... $ 162,325  $     9,279  $      (101)   171,503
                                                                 =========  ===========  ===========
Less amounts classified as cash equivalents.............................................               (85,965)
                                                                                                      ---------
     Total short and long-term available-for-sale investments...........................             $  85,538
                                                                                                      =========
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year...................................................................             $  60,569
     1 to 5 year........................................................................                12,046
                                                                                                      ---------
                                                                                                     $  72,615
                                                                                                      =========

The unrealized gain as of December 31, 2003 is recorded in accumulated other comprehensive income, net of tax of zero amount.

The fair value of available-for-sale investments as of December 31, 2002 were as follows (in thousands):

                                                                 Amortized  Unrealized   Unrealized     Fair
                                                                   Cost        Gain         Loss        Value
                                                                 ---------  -----------  -----------  ---------
Corporate bonds and notes...................................... $     359  $        --  $        --  $     359
Government bonds and notes.....................................   123,763          107           --    123,870
Foreign listed equity securities...............................     1,299          138           --      1,437
                                                                 ---------  -----------  -----------  ---------
Total bonds, notes and equity securities....................... $ 125,421  $       245  $        --    125,666
                                                                 =========  ===========  ===========
Less amounts classified as cash equivalents.............................................               (53,679)
                                                                                                      ---------
     Total short and long-term available-for-sale investments...........................             $  71,987
                                                                                                      =========

The unrealized gain as of December 31, 2002 is recorded in accumulated other comprehensive income, net of tax of $94 thousand. At December 31, 2002, $24.8 million of available-for-sale investments were restricted as security for a bond associated with a legal contingency.

3. Balance Sheet Detail (in thousands):

Accounts receivables comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2002        2003
                                                                 ---------  -----------
Trade Accounts Receivable...................................... $  42,178  $    57,749
Allowance for sales returns....................................    (1,787)      (1,301)
Allowance for doubtful accounts................................    (4,420)      (1,118)
                                                                 ---------  -----------
                                                                $  35,971  $    55,330
                                                                 =========  ===========

Inventories comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2002        2003
                                                                 ---------  -----------
Raw materials.................................................. $  40,036  $    20,735
Work in process................................................     8,923       11,265
Finished goods.................................................    28,608        9,579
Consigned inventory............................................     5,473        4,541
                                                                 ---------  -----------
                                                                $  83,040  $    46,120
                                                                 =========  ===========

Other current assets comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2002        2003
                                                                 ---------  -----------
Refundable income tax.......................................... $  22,744  $     5,533
Other current assets...........................................     6,927        7,699
                                                                 ---------  -----------
                                                                $  29,671  $    13,232
                                                                 =========  ===========

Equipment, furniture and fixtures comprise:

                                                                      December 31,        Estimated
                                                                 ----------------------    Useful
                                                                   2002        2003         Lives
                                                                 ---------  -----------  -----------
Equipment...................................................... $  15,142  $    13,533   Four years
Computer and design hardware...................................     7,937       11,900   Three years
Software.......................................................     8,625        9,768   Three years
Vehicles........................................................       --           12   Five years
Furniture and fixtures.........................................    10,490        9,213   Seven years
                                                                 ---------  -----------
                                                                   42,194       44,426
Less accumulated depreciation..................................    25,762       33,392
                                                                 ---------  -----------
                                                                   16,432       11,034
Construction in progress.......................................       557          291
                                                                 ---------  -----------
                                                                $  16,989  $    11,325
                                                                 =========  ===========

Depreciation expense was $8.4 million, $9.3 million and $7.7 million for 2001, 2002 and 2003, respectively.

Accrued liabilities comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2002        2003
                                                                 ---------  -----------
Accrued compensation and related............................... $   5,070  $     4,911
Accrued income tax payable.....................................     6,782          659
Accrued liabilities-related parties............................       473          569
Accrued warranty...............................................       492          187
Other accrued liabilities......................................     5,966        5,585
                                                                 ---------  -----------
                                                                $  18,783  $    11,911
                                                                 =========  ===========

Accrued warranty:

Balance at December 31, 2001................................... $   2,883
Accruals for warranties issued during the period...............       460
Settlements made...............................................    (2,851)
                                                                 ---------
Balance at December 31, 2002................................... $     492
Accruals for warranties issued during the period...............       485
Settlements made...............................................      (790)
                                                                 ---------
Balance at December 31, 2003................................... $     187
                                                                 =========

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Warranty expense has decreased from 2002 to 2003 due to lower return rates.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2004 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $36.7 million. We have not recorded any liabilities as of December 31, 2003 related to these indemnities as no such claims have been made or asserted.

4. Commitments:

We lease our corporate facilities under non-cancelable operating leases that expire in 2004 through 2012. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was, $5.3 million, $5.4 million and $5.5 million in 2001, 2002 and 2003, respectively.

During the third quarter of 2001, we recorded a period charge to other operating expense of $756 thousand relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. At December 31, 2001, 2002 and 2003, payments made have reduced the recorded liability to $662 thousand, $473 thousand and $270 thousand, respectively.

Future minimum rental payments at December 31, 2003 are as follows (in thousands):

2004........................................................... $   5,376
2005...........................................................     3,677
2006...........................................................     2,488
2007...........................................................     2,546
2008...........................................................     2,621
Thereafter.....................................................     3,509
                                                                 ---------
                                                                $  20,217
                                                                 =========

Purchase Commitments:

As of December 31, 2003, we had outstanding purchase commitments with our foundry vendors of $72.8 million for delivery in 2004. We have recorded a liability of $538 thousand for adverse purchase commitments.

5. Contingencies:

In January 1996, Atmel Corporation filed suit against SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against the us in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003.

The other patent remaining in the case, the '903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. The trial to determine whether the '903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference is scheduled for April 14, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2003.

6. Shareholders' Equity:

Authorized Capital Shares:

Our authorized capital shares consist of 250.0 million shares of common stock and 7.0 million shares of preferred stock. Of the preferred stock, 450 thousand shares have been designated as series A junior participating preferred stock. All of our capital shares have no par value.

Share Purchase Rights Plan:

We have a Share Purchase Rights Plan, adopted in May 1999 and subsequently amended, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. Preferred stock rights will also be issued with any new issuance of common shares. Each Right entitles the registered holder under certain circumstances to purchase from us one three-hundredth (one-third of one one-hundredth) of a share of series A junior participating preferred stock. Until the occurrence of certain events the preferred stock rights will be transferable with and only with the Common Shares. The effect will be to discourage acquisitions of more than 15 percent of our common stock without negotiations with our Board of Directors. The rights expire May 3, 2009.

Net Loss Per Share:

A reconciliation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands except for per share data):

                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                   2001        2002         2003
                                                                 ---------  -----------  -----------
Numerator - Basic and diluted
  Net loss..................................................... $ (28,996) $   (15,095) $   (65,167)
                                                                 =========  ===========  ===========
Denominator - Basic and diluted
  Weighted average common stock outstanding....................    91,084       92,667       94,723
                                                                 =========  ===========  ===========

Basic and diluted net loss per share........................... $   (0.32) $     (0.16) $     (0.69)
                                                                 =========  ===========  ===========

Stock options to purchase 10.9 million, 10.7 million and 10.1 million shares of common stock with weighted average price of $7.13, $7.46 and $7.79 were outstanding at December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted net loss per share because we had a net loss in 2001, 2002 and 2003, and inclusion of the shares would be anti-dilutive.

Equity Incentive Plan:

Our 1995 Equity Incentive Plan, or the Equity Incentive Plan, as amended, has 31.8 million shares of common stock reserved for issuance upon the exercise of stock options to our employees, directors, consultants and affiliates.

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

Directors' Option Plan:

Our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended, provides for the automatic initial grant of options to purchase 45 thousand shares of our common stock to our non-employee directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 18 thousand shares annually thereafter. Options under the Directors' Plan become exercisable immediately upon date of grant, and the exercise price of options granted must equal or exceed the fair market value of our common stock on the date of grant. The options expire ten years after the date of grant. As of December 31, 2003, we have reserved 950 thousand shares of common stock for issuance upon the exercise of stock options under the Directors' Plan.

Activity under the Equity Incentive Plan and Directors' Plan are as follows (in thousands, except per share data):

                               Available           Options Outstanding           Weighted
                                  for    --------------------------------------   Average
                                 Grant    Shares    Price Per Share    Amount      Price
                               --------- --------- -----------------  ---------  ---------
Balances, December 31, 2000...    3,318    10,603 $  0.05 - $ 29.44  $  71,428  $    6.74
     Granted..................   (1,878)    1,878    4.46 -   18.56     11,639       6.20
     Exercised................       --    (1,220)   0.05 -   10.29     (1,294)      1.06
     Terminated...............      374      (374)   0.68 -   29.44     (4,128)     11.02
     Authorized...............    2,000        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2001...    3,814    10,887    0.05 -   29.44     77,645       7.13
     Granted..................   (1,377)    1,377    3.65 -   10.80      7,133       5.16
     Exercised................       --    (1,193)   0.05 -    8.63     (1,227)      1.03
     Terminated...............      417      (417)   0.68 -   29.44     (4,038)      9.68
     Authorized...............    2,200        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2002...    5,054    10,654    0.05 -   29.44     79,513       7.46
     Granted..................   (1,337)    1,337    2.30 -   13.57     11,460       8.57
     Exercised................       --    (1,102)   0.05 -   10.29     (2,305)      2.09
     Terminated...............      741      (741)   0.95 -   26.02     (9,523)     12.98
     Authorized...............    1,650        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2003...    6,108    10,148 $  0.07 - $ 29.44  $  79,145  $    7.79
                               ========= =========                    =========

At December 31, 2001, 2002 and 2003, 5.4 million, 6.6 million and 6.9 million options were exercisable at a weighted-average exercise price per share of $5.06, $6.62 and $7.96, respectively.

Employee Stock Purchase Plan:

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the option grant, or, if lower, 85% of the fair market value of our common stock six months after the option grant, by withholding up to 10 percent of their annual base earnings. At December 31, 2003, 2.4 million shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan in 2001, 2002 and 2003 were 247 thousand, 517 thousand and 931 thousand, respectively.

The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Plan at December 31, 2003 are as follows:

                                   Options Outstanding            Options Exercisable
                         ------------------------------------- --------------------------
                                        Weighted-
                                         Average    Weighted-                  Weighted-
                                        Remaining    Average                    Average
    Range of                 Number     Contractual  Exercise      Number       Exercise
 Exercise Prices          Outstanding      Life       Price     Outstanding      Price
------------------------ -------------- ----------  ---------- --------------  ----------
$     0.07 - $     1.04      1,691,720       4.04  $     0.92      1,691,720  $     0.92
$     1.08 - $     2.36      1,109,153       5.14  $     2.00      1,069,083  $     2.00
$     2.54 - $     4.42      1,212,560       8.10  $     3.69        311,106  $     3.80
$     4.46 - $     4.96      1,198,525       7.38  $     4.60        570,576  $     4.72
$     5.00 - $     9.00      1,018,959       7.73  $     7.67        600,751  $     7.64
$     9.28 - $     9.85      1,153,090       8.31  $     9.50        398,086  $     9.83
$     9.92 - $    11.82      1,040,044       5.58  $    11.13        773,359  $    11.09
$    11.85 - $    18.60      1,017,065       6.62  $    17.51        812,022  $    17.88
$    19.96 - $    28.35        690,353       6.45  $    24.11        625,308  $    24.11
$    29.44 - $    29.44         17,160       6.50  $    29.44         14,265  $    29.44
                         --------------                        --------------
$     0.07 - $    29.44     10,148,629       6.48  $     7.79      6,866,276  $     7.96
                         ==============                        ==============

7. Other Operating Expenses:

Other operating expenses comprised (in thousands):

                                                      Year ended December 31,
                                              ---------------------------------------
                                                  2001          2002         2003
                                              ------------  ------------  -----------
Operating lease impairment.................. $        756  $         --  $        --
Patent impairment...........................          590            --           --
Atmel Settlement............................           --            --       37,849
                                              ------------  ------------  -----------
                                             $      1,346  $         --  $    37,849
                                              ============  ============  ===========

Operating lease impairment. During the third quarter of 2001, we recorded a period charge to other operating expense of $756 thousand relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the recent decrease in demand for commercial rental space in Silicon Valley. At December 31, 2001, 2002 and 2003, payments made have reduced the recorded liability to $662 thousand, $473 thousand and $270 thousand, respectively.

Patent impairment. During the quarter ended December 31, 2001, due to the delays in completing the first flash memory device using the Agate technology, we recorded an expense for impairment of intangible assets of $590 thousand. The assets related to patents acquired as part of the acquisition of Agate Semiconductor Inc. in December 2000. We reviewed the recoverability of the recorded amounts based on expected future cash flows (undiscounted and before interest) from use of these assets and then determined the impairment loss of $590 thousand based on the difference between the net book value of the assets and the estimated fair value of the assets.

Atmel Settlement. In September 2003, the Federal Circuit Court issued a decision upholding the trial court verdict that we infringed on the '811 and '829 patents in our lawsuit with Atmel. As a result of that decision, we accured the judgement of $36.5 million. In October 2003, the court denied our petition to reconsider its decision. In December 2003, we recorded an additional $1.3 million in settlement fees related to the interest on the judgement from the time the judgement was entered in May 2002 to the payment date of the judgement in December 2003. The total judgement and interest of $37.8 million was paid to Atmel in December 2003.

8. Impairment of Equity Investments:

In 2000, we acquired a 10.0% interest in Apacer Technology, Inc., or Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President and CEO and a member of our Board of Directors, is also a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

During 2001, KYE, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there had been a significant decline in the market value of the investment. We had concluded that the decline in value is "other-than-temporary" and a write down of $3.3 million was necessary as of December 31, 2001. The investment was written down to $1.3 million based on the quoted market price as of December 31, 2001. The recorded value of our KYE investment was $3.2 million based on the quoted market price as of December 31, 2003.

9. Income Taxes:

The provision for income taxes reflected in the statements of operations for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands):

                                            Year Ended December 31,
                                       ---------------------------------
                                         2001        2002        2003
                                       ---------  -----------  ---------
Current:

      Federal                         $   2,078  $    (3,912) $   2,516
      State..........................         1            1          2
      Foreign........................        12           16      1,580
                                       ---------  -----------  ---------
                                          2,091       (3,895)     4,098
                                       ---------  -----------  ---------
Deferred:
      Federal........................   (16,518)      (5,874)    16,818
      State..........................    (3,345)      (1,162)     5,500
                                       ---------  -----------  ---------
                                        (19,863)      (7,036)    22,318
                                       ---------  -----------  ---------
                                      $ (17,772) $   (10,931) $  26,416
                                       =========  ===========  =========

Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

                                            Year Ended December 31,
                                       ----------------------------------
                                          2001        2002        2003
                                       ---------- ------------ ----------
United States statutory rate.........     (35.0)%      (35.0)%    (35.0)%
State taxes, net of federal benefit..      (3.0)        (4.5)        --
Foreign taxes, net...................       0.2           --        4.0
Research and development credit......      (3.0)        (5.9)      (4.8)
Tax exempt interest..................        --         (2.5)      (2.0)
Capital loss carried forward and not
   benefitted........................        --         10.4         --
Change in estimated tax contingency..        --         (4.3)        --
Change in valuation allowance........        --           --      106.1
Other................................       2.8         (0.2)      (0.1)
                                       ---------- ------------ ----------
                                          (38.0)%      (42.0)%     68.2%
                                       ========== ============ ==========

As of December 31, 2002 and 2003 our deferred tax assets and liabilities consisted of (in thousands):

                                                        December 31,
                                                  ----------------------
                                                     2002        2003
                                                  -----------  ---------
Allowance for excess and obsolete inventory..... $     6,096  $   2,552
Allowance for sales returns.....................         691        457
Allowance for doubtful accounts.................       1,709        419
Deferred revenue................................       1,546         --
Other...........................................         803      2,803
Capitalized research and development............          --      2,052
Net operating loss carry-forwards...............       1,731     10,516
Depreciation....................................         648        803
Tax credits.....................................       9,094     21,512
                                                  -----------  ---------
Total deferred tax asset........................ $    22,318  $  41,114
Valuation allowance.............................          --    (41,114)
                                                  -----------  ---------
Net deferred tax asset                           $    22,318  $      --
                                                  ===========  =========

Current portion................................. $    17,154  $      --
Long-term portion...............................       5,164         --
                                                  -----------  ---------
                                                 $    22,318  $      --
                                                  ===========  =========

Our provision for taxes included a charge recorded during the third quarter of 2003 to establish a full valuation allowance against our deferred tax assets offset by a reduction in income tax payable as a result of a reassessment of expected liabilities for 2003 and certain exposures. Accordingly, for 2003 we recorded a net charge of $26.4 million. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2003, we had available $27.5 million for federal and $35.8 million for state net operating loss carry-forwards. These net operating losses, if not utilized, expire in 2023 and 2024. $2.0 million of net operating losses relates to stock options, which when realized will be credited to equity. At December 31, 2003 we also had available research and development credit carry-forwards for federal and state income tax purposes of $10.6 million and $5.5 million, respectively. The federal carry-forwards expire between 2017 and 2024. In addition, we have $4.6 million of foreign tax credit carry-forwards which will expire in 2009.

10. Segment Reporting:

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

SMPG includes our three standard flash memory product families: the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family and the Many-Time Programmable, or MTP, family. These families allow us to produce products optimized for cost, functionality and quality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenue and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001.

SPG includes ComboMemory, ROM/RAM Combos, the Small Sector Flash, or SSF, family, certain Multi-Time Programmable, or MTP, family, FlashFlex51 microcontrollers and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless modems, MP3 players, pagers and digital organizers. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Accordingly, our segment revenue and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2001.

Technology licensing includes both up front license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                         Year Ended December 31, 2003
                                          --------------------------
                                                           Gross
                                            Revenues    Profit (Loss)
                                          ------------  ------------
SMPG.................................... $    173,126  $     23,047
ASPG....................................       60,481        11,723
SPG.....................................       22,922         2,984
Technology Licensing....................       38,512        38,512
                                          ------------  ------------
                                         $    295,041  $     76,266
                                          ============  ============

                                         Year Ended December 31, 2002
                                          --------------------------
                                                           Gross
                                            Revenues    Profit (Loss)
                                          ------------  ------------
SMPG.................................... $    147,037  $      6,803
ASPG....................................       67,792        24,138
SPG.....................................       29,192         6,834
Technology Licensing....................       30,637        30,637
                                          ------------  ------------
                                         $    274,658  $     68,412
                                          ============  ============

                                         Year Ended December 31, 2001
                                          --------------------------
                                                           Gross
                                            Revenues    Profit (Loss)
                                          ------------  ------------
SMPG.................................... $    118,831  $    (25,101)
ASPG....................................       89,643        35,953
SPG.....................................       50,144          (395)
Technology Licensing....................       35,412        35,412
                                          ------------  ------------
                                         $    294,030  $     45,869
                                          ============  ============

Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

                                                      Year ended December 31,
                                              ---------------------------------------
                                                  2001          2002         2003
                                              ------------  ------------  -----------
United States............................... $     28,592  $     21,871  $    19,600
Europe......................................       21,332        10,599        9,957
Japan.......................................       23,549        28,465       27,575
Korea.......................................       22,039        30,321       25,214
Taiwan......................................      110,847        91,219      109,254
China (including Hong Kong).................       57,146        70,609       76,107
Other Asian countries.......................       28,157        21,574       27,334
Rest of world...............................        2,368            --           --
                                              ------------  ------------  -----------
                                             $    294,030  $    274,658  $   295,041
                                              ============  ============  ===========

Foreign revenue is based on the country to which the product is shipped by us or our logistics center.

The locations and net book value of long-lived assets follows:

                                                      December 31,
                                              --------------------------
                                                  2002          2003
                                              ------------  ------------
United States............................... $     15,747  $     10,052
China.......................................          752           855
Taiwan......................................          378           299
Other.......................................          112           119
                                              ------------  ------------
                                             $     16,989  $     11,325
                                              ============  ============

11. Equity Investments and Related Party Reporting:

Equity investments comprise (in thousands):

                                                               December 31, 2003
                                                  ----------------------------------------------
                                                     Equity     Available for Sale     Total
                                                  Investments     Investments at      Equity
                                                    at Cost     Fair Market Value   Investment
                                                  ------------  ------------------  -----------
Apacer Technology, Inc.......................... $      4,358  $               --  $     4,358
Grace Semiconductor Manufacturing Corporation...       50,000                  --       50,000
Insyde Software Corporation.....................          466                 397          863
King Yuan Electronics Company, Limited..........           --               3,218        3,218
Powertech Technology, Incorporated..............        1,206               5,498        6,704
Professional Computer Technology Limited........          775               3,810        4,585
Silicon Technology Co., Ltd.....................          939                  --          939
Other...........................................          333                  --          333
                                                  ------------  ------------------  -----------
                                                 $     58,077  $           12,923  $    71,000
                                                  ============  ==================  ===========

                                                               December 31, 2002
                                                  ----------------------------------------------
                                                     Equity     Available for Sale     Total
                                                  Investments     Investments at      Equity
                                                    at Cost     Fair Market Value   Investment
                                                  ------------  ------------------  -----------
Apacer Technology, Inc.......................... $      4,358  $               --  $     4,358
Grace Semiconductor Manufacturing Corporation...       50,000                  --       50,000
Insyde Software Corporation.....................          964                  --          964
King Yuan Electronics Company, Limited..........           --               1,437        1,437
Powertech Technology, Incorporated..............        2,532                  --        2,532
Professional Computer Technology Limited........        1,784                  --        1,784
Silicon Technology Co., Ltd.....................          939                  --          939
Other...........................................          333                  --          333
                                                  ------------  ------------------  -----------
                                                 $     60,910  $            1,437  $    62,347
                                                  ============  ==================  ===========

The following table is a summary of our related party revenues and purchases (in thousands):

                                                             Year Ended
                                                          December 31, 2003
                                                  --------------------------------
                                                    Revenues         Purchases
                                                  ------------  ------------------
Silicon Technology Co., Ltd..................... $      3,615  $               --
Apacer Technology, Inc and related entities.....        1,555               2,361
Silicon Professional Technology Ltd.............      164,810                  --
Grace Semiconductor Manufacturing Corporation...           --                  12
King Yuan Electronics Company, Limited..........           --              19,659
Powertech Technology, Incorporated..............           --               9,280
                                                  ------------  ------------------
                                                 $    169,980  $           31,312
                                                  ============  ==================

                                                             Year Ended
                                                          December 31, 2002
                                                  --------------------------------
                                                    Revenues         Purchases
                                                  ------------  ------------------
Silicon Technology Co., Ltd..................... $      2,089  $               --
Acer and related entities (1)...................          269                  --
Apacer Technology, Inc and related entities.....          899                 588
Professional Computer Technology Limited........          141                  --
Silicon Professional Technology Ltd.............      140,003                  --
King Yuan Electronics Company, Limited..........           --              18,163
Powertech Technology, Incorporated..............           --               8,378
                                                  ------------  ------------------
                                                 $    143,401  $           27,129
                                                  ============  ==================

                                                             Year Ended
                                                          December 31, 2001
                                                  --------------------------------
                                                    Revenues         Purchases
                                                  ------------  ------------------
Silicon Technology Co., Ltd..................... $      3,728  $               --
Acer and related entities (1)...................        5,129                 290
Apacer Technology, Inc and related entities.....          280                 626
Ocean Contract Manufacturing Ltd................        4,019                  --
Professional Computer Technology Limited........       76,869                  --
King Yuan Electronics Company, Limited..........           --              21,827
Powertech Technology, Incorporated..............           --               9,031
                                                  ------------  ------------------
                                                 $     90,025  $           31,774
                                                  ============  ==================

(1) Excludes Apacer Technology, Inc. balances.

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

                                                   December 31, 2002         December 31, 2003
                                              --------------------------  -----------------------
                                                              Accounts                  Accounts
                                                Accounts    Payable and    Accounts    Payable and
                                               Receivable     Accruals    Receivable    Accruals
                                              ------------  ------------  -----------  ----------
Silicon Technology Co., Ltd................. $        459  $         --  $       232  $       --
Ambit Microsystems Corp.....................           --            --           --           4
Apacer Technology, Inc and related entities.          141           119          400         736
Professional Computer Technology Limited....           --            73           --          15
Silicon Professional Technology Ltd.........       24,648           432       40,588         550
King Yuan Electronics Company, Limited......           --         4,285           --       6,896
Powertech Technology, Incorporated..........           --         2,253           --       2,533
                                              ------------  ------------  -----------  ----------
                                             $     25,248  $      7,162  $    41,220  $   10,734
                                              ============  ============  ===========  ==========

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939 thousand in cash. Bing Yeh, our president, CEO and Board Director, is also a member of Silicon Technology's board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products to smaller customers. At December 31, 2003, our investment, which is carried at cost, represented 9% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

Dr. Ronald Chwang, a member of our Board of Directors, is also a director of Ambit Microsystems Corp., which is a related entity of Acer Incorporated, or Acer.

In 2000, we acquired a 10% interest in Apacer Technology, Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh, our president, CEO and Board Director, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. The investment was written down to $4.4 million during 2002, refer to Note 8 of these Notes to the Consolidated Financial Statements. At December 31, 2003, our investment represented 10% of the outstanding equity of Apacer.

In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a privately held Taiwanese company, for $1.5 million in cash. Bing Yeh, our president, CEO and Board Director, is also a member of PCT's board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179 thousand in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, certain numbers of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. At December 31, 2003 our investment represented 13% of the outstanding equity of PCT. February 2004, we purchased $1.7 million of PCT's European convertible bonds.

PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2001, 2002 and 2003 we paid sales commissions of $1.7 million, $2.5 million and $1.2 million, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 8.5%, 10.3% and 27.3% of our product shipments in 2001, 2002 and 2003. In addition, PCT and SPAC solicited sales, for which they earned a commission, for 13.4%, 19.5% and 12.0% of our shipments to end users in 2001, 2002 and 2003, respectively.

In March 2001, PCT established a separate company and wholly-owned subsidiary, Silicon Professional Technology Ltd., or SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Product shipped to SPT is accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and must pay us whether or not they have collected the accounts receivable.

In 2000, we acquired a 1% interest in King Yuan Electronics Company Limited, or KYE, a publicly held Taiwanese company, which is a production subcontractor, for $4.6 million in cash. A member of our management team holds one supervisor position at KYE. The role and responsibilities of a supervisor are defined and governed by Corporate Law in Taiwan. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2002 and 2003. The investment was written down to $1.3 million during 2001, refer to Note 8 of these Notes to the Consolidated Financial Statements, and is valued at $3.2 as of December 31, 2003 based on the quoted market price. At December 31, 2003, our investment represented 0.5% of the outstanding equity of KYE.

In 2000, we acquired a 3% interest in Powertech Technology, Inc., or PTI, a privately held Taiwanese company, which is a production subcontractor, for $2.5 million in cash. During 2003, PTI completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, certain numbers of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. At December 31, 2003, our investment represented 3% of the outstanding equity of PTI.

In 2001, we acquired a 9% interest in Grace Semiconductor Manufacturing Corporation, or GSMC, a privately held Cayman Islands company for $50.0 million cash. Bing Yeh, our president, CEO and Board Director, is also a member of GSMC's board of directors. In addition, a member of our management team holds one supervisor position at GSMC. The role and responsibilities of a supervisor are defined and governed by Corporate Law in the Cayman Islands. This investment is carried at cost. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. At December 31, 2003, our investment represented 7% of the outstanding equity of GSMC. In March 2004, we committed to invest an additional $33.2 million in GSMC.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a privately held Taiwanese company, for $964 thousand in cash. Bing Yeh, our president, CEO and Board Director, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, certain numbers of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. At December 31, 2003, our investment represented 6% of the outstanding equity of Insyde.

12. Employee Benefit Plans:

Profit Sharing Plan:

We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both net earnings before interest income (expense), net provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is net revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. No profit sharing was paid in relation to 2001, 2002 or 2003.

401(k) Plan:

We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust, or the Plan, as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Each eligible employee may elect to contribute to the Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. All employee contributions are 100% vested. During 2001, 2002 and 2003, we matched the first $1,000 of each employees' contribution, for a total of $436 thousand, $405 thousand and $384 thousand, respectively.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                   Balance at  Charged to    Write-off   Balance at
                                                   Beginning    Costs and   of Accounts    End of
Description                                        of Period    Expenses      /Other       Period
-------------------------------------------------  ----------  -----------  -----------  ----------
Year ended December 31, 2001
  Allowance for doubtful accounts................ $      783  $     2,251  $       220  $    2,814
  Allowance for sales returns.................... $    8,207  $    32,227  $    35,936  $    4,498
  Allowance for excess and obsolete inventories.. $    2,516  $    73,932  $    28,701  $   47,747
  Valuation allowance on deferred tax assets..... $       --  $        --  $        --  $       --

Year ended December 31, 2002
  Allowance for doubtful accounts................ $    2,814  $     3,046  $     1,440  $    4,420
  Allowance for sales returns.................... $    4,498  $     2,842  $     5,553  $    1,787
  Allowance for excess and obsolete inventories.. $   47,747  $     9,160  $    29,466  $   27,441
  Valuation allowance on deferred tax assets..... $       --  $        --  $        --  $       --

Year ended December 31, 2003
  Allowance for doubtful accounts................ $    4,420  $       228  $     3,530  $    1,118
  Allowance for sales returns.................... $    1,787  $       316  $       802  $    1,301
  Allowance for excess and obsolete inventories.. $   27,441  $     6,670  $    22,894  $   11,217
  Valuation allowance on deferred tax assets..... $       --  $    41,114  $        --  $   41,114