Form 10-K/A
period 2003-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2004-04-29
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes [X]     No [     ]

      Aggregate market value of the voting stock held by non-affiliates of SST as of June 30, 2003: $341,607,260 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date, March 31, 2004: 95,917,351.

      Documents incorporated by reference: Exhibits as noted herein.

1

EXPLANATORY NOTE

Silicon Storage Technology, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 15, 2004, solely for the purpose of amending and restating Part III, Item 10 through Item 14 of such Annual Report on Form 10-K.

In addition, we have filed the following exhibits herewith:

31.3 Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4 Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10- K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table lists the names and ages of our directors as of December 31, 2003. There are no family relationships between any of our directors or officers. Information regarding our officers is contained in Part I of this Annual Report in the section entitled "Executive Officers":

Name	Age	Position
Bing Yeh ........	53	President, Chief Executive Officer and Chairman of the Board
Yaw Wen Hu.........	54	Executive Vice President and Chief Operating Officer
Tsuyoshi Taira .......	65	Director
Yasushi Chikagami......	65	Director
Ronald Chwang........	55	Director

Bing Yeh, one of our co-founders, has served as our President and Chief Executive Officer and has been a member of our board of directors since our inception in 1989. In April 2004, he was appointed Chairman of the Board of Directors. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics at, and earned an Engineer degree from, Stanford University. Mr. Yeh holds a M.S. and a B.S. in Physics from National Taiwan University.

Yaw Wen Hu, Ph.D., joined us in July 1993 as Vice President, Technology Development. In 1997, he was given the additional responsibility of wafer manufacturing and, in August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. In April 2004, he was promoted to Executive Vice President and Chief Operating Officer. Dr. Hu has been a member of our board of directors since September 1995. From 1990 to 1993, Dr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelic Corporation. From 1978 to 1985, he worked as a senior development engineer in Intel Corporation's Technology Development Group. Dr. Hu holds a B.S. in Physics from National Taiwan University and a M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

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

Yasushi Chikagami has been a member of our board of directors since September 1995. Mr. Chikagami has been chairman of Arise, Inc. since 2000. Mr. Chikagami has also served as director of World Peace Group International Ltd. since 2002 and Trident Microsystems, Inc. since 1993 and Integrated Silicon Solution Inc. since 1999. Mr. Chikagami holds a B.S. in Agricultural Engineering from Taiwan University and a M.S. in engineering from University of Tokyo.

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

Audit Committee

The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions:

  evaluates the performance of and assesses the qualifications of the independent auditors;
  determines and approves the engagement of the independent auditors;
  determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;
  reviews and approves the retention of the independent auditors to perform any proposed permissible non- audit services;
  monitors the rotation of partners of the independent auditors on our audit engagement team as required by law;
  confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting;
  establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;
  reviews the financial statements to be included in our Annual Report on Form 10-K; and
  discusses with management and the independent auditors the results of the annual audit and the results of their review of our quarterly financial statements.

Three directors currently comprise the Audit Committee: Messrs. Taira, Chikagami and Chwang. The Audit Committee met four times during 2003.

The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). We currently do not have an audit committee financial expert as defined in Item 401(h) of Regulation S-K. At this time, the Board believes that the interests of our shareholders are best served through the identification and recruitment of board members who possess a wide range of business, operational and scientific experience in the semiconductor industry.

Compliance with the Reporting Requirements of Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Conduct

We have adopted the Silicon Storage Technology, Inc. Code of Conduct that applies to all of our officers, directors and employees. The Code of Conduct will be available on our website at http://www.sst.com no later than May 4, 2004. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code to any of our executive officers or directors, we will promptly disclose the nature of the amendment or waiver on our website.

Shareholder Communications with the Board of Directors

The Board of Directors has adopted a formal process by which shareholders may communicate with the Board of Directors or any of its directors. Shareholders who wish to communicate with the Board of Directors may do so by sending written communications addressed to our Corporate Secretary at 1171 Sonora Court, Sunnyvale, California 94086. All communications will be compiled by our Corporate Secretary and submitted to the Board of Directors or the individual directors on a periodic basis.

Item 11. Executive Compensation

Compensation of Directors

Our directors do not currently receive any cash compensation from us for their service as members of our Board of Directors, although they are reimbursed for certain travel-related expenses in connection with attendance at Board and committee meetings in accordance with our policy.

Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan. During 2003, we granted options under the Directors' Plan covering 18,000 shares to each of Messrs. Taira, Chikagami and Chwang at an exercise price of $4.41 per share based on the closing sale price reported on the Nasdaq National Market on the date of grant. The options are fully vested on the grant date.

Compensation of Officers

Summary of Compensation

The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by our Chief Executive Officer and our four other most highly compensated officers at December 31, 2003. Amounts under the column "All Other Compensation" include matching contributions to 401(k) plans, patent awards, and amounts paid by us on behalf of the officers for supplemental life insurance.

Summary Compensation Table
		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Stock Options	All Other Compensation
Bing Yeh.............	2003	$ 392,700	$ -	30,000	$ 19,566
President and Chief Executive	2002	$ 392,700	$ -	30,000	$ 3,557
Officer	2001	$ 392,700	$151,999	45,000	$ 1,928

Yaw Wen Hu(1)..........	2003	$ 286,560	$ -	11,485	$ 4,513
Executive Vice President	2002	$ 286,560	$ -	12,059	$ 2,864
Chief Operating Officer	2001	$ 286,559	$115,109	17,454	$ 1,596

Michael Briner...........	2003	$ 251,984	$ -	10,196	$ 2,268
Senior Vice President, Application	2002	$ 246,330	$ -	11,529	$ 2,185
Specific Product Group	2001	$ 251,984	$ 90,530	50,047	$ 1,355

Derek Best ..............	2003	$ 248,400	$604,900(2)	10,079	$ 1,867
Senior Vice President, Sales and	2002	$ 248,400	$ -	10,999	$ 2,166
Marketing	2001	$ 248,400	$ 84,839	15,649	$ 2,288

Isao Nojima (3)............	2003	$ 214,593	$ -	8,438	$ 2,180
Senior Vice President, Standard	2002	$ 214,593	$ -	8,905	$ 1,644
Memory Product Group	2001	$ 214,593	$ 71,285	11,556	$ 3,539

___________________________________

(1) Mr. Hu was promoted to Executive Vice President and Chief Operating Officer in April 2004.

(2) During 2002, Mr. Best earned a cash bonus of $604,900 in recognition of his responsibilities and services during the year. The bonus was paid in January 2003.

(3) Mr. Nojima was promoted to Senior Vice President, Standard Memory Product Group, in April 2004.

Stock Option Grants and Exercises

The following tables show for the fiscal year ended December 31, 2003, information regarding options granted to, exercised by, and held at year end by the officers listed in the Summary Compensation Table above.

2003 Stock Option Grants

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

The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

    multiplying the number of shares of common stock subject to a given option by 100% of the fair market value of our common stock on the date of grant;

    assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

    subtracting from that result the aggregate option exercise price.

The shares listed in the following table under "Number of Securities Underlying Option Granted" are subject to vesting. Each of the stock options listed in the table, except for Mr. Yeh's option, vests monthly over a one-year period beginning approximately two to four years from the date of grant. Mr. Yeh's option vests over a four-year period, 25% after one year and 2.083% per month thereafter. Each of the options has a ten-year term, except for Mr. Yeh's option which has a five-year term, subject to earlier termination if the optionee's service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable.

Percentages shown under "Percent of Total Options Granted in 2003" are based on 1,337,289 options granted to our employees and directors during 2003.

Individual Grants
	Number of Securities Underlying	Percent of Total Options			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted	Granted in 2003	Exercise Price	Expiration Date	5%	10%
Bing Yeh....	30,000 (1)	2.24%	$ 4.05	1/20/08	$ 19,461	$ 56,360
Yaw Wen Hu...	11,485 (2)	0.86%	$ 11.17	12/23/13	$ 80,679	$ 204,457
Michael Briner.	10,196 (3)	0.76%	$ 11.17	12/23/13	$ 71,624	$ 181,510
Derek Best.	10,079 (4)	0.75%	$ 11.17	12/23/13	$ 70,802	$ 179,427
Isao Nojima...	8,438 (5)	0.63%	$ 11.17	12/23/13	$ 59,275	$ 150,214

___________________________________

  Option vests as to 25% of the shares on January 20, 2004 and 2.083% per month thereafter for three years.
  Option vests monthly over a one-year period beginning on October 16, 2005.
  Option vests monthly over a one-year period beginning on November 23, 2005.
  Option vests monthly over a one-year period beginning on June 2, 2006.
  Option vests monthly over a one-year period beginning on March 15, 2006.

Aggregate Option Exercises in
2003 and December 31, 2003 Option Values

Amounts shown under the column "Value Realized" are based on the closing sales price of our common stock on the date of exercise as reported on the Nasdaq National Market less the exercise price. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 2003" are based on the closing price of our common stock on December 31, 2003, of $11.00, as reported on the Nasdaq National Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003 Exercisable / Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2003 Exercisable / Unexercisable
Bing Yeh...	-	$ -	347,187 / 57,813	$72,668 / $235,373
Yaw Wen Hu..	20,000	$ 166,600	346,054 / 43,377	$2,013,782 / $183,301
Michael Briner..	127,200	$ 204,300	202,068 / 38,546	$1,340,575 / $155,220
Derek Best...	30,000	$ 223,800	91,532 / 55,135	$38,846 / $183,187
Isao Nojima..	-	$ -	272,485 / 33,562	$1,893,291 / $141,028

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee of the Board of Directors is composed of Messrs. Taira, Chikagami and Chwang. Mr. Yeh resigned from the Compensation Committee in April 2004.

No current member of the Compensation Committee and none of our officers serve as a member of a compensation committee of any entity that has one or more officers serving as a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of April 1, 2004 by:

    each of the officers listed in the Summary Compensation Table;
    each director;
    all of our officers and directors as a group; and
    all those known by us to be beneficial owners of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 2004. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on 95,917,351 shares of common stock outstanding on April 1, 2004. Unless otherwise indicated, the address of each of the individuals named below is: c/o Silicon Storage Technology, Inc., 1171 Sonora Court, Sunnyvale, California 94086.

	Beneficial Ownership
Name	Shares Issuable Pursuant to Options Exercisable Within 60 Days of April 1, 2004	Number of Shares (Including Number Shown in First Column)	Percentage of Total
Officers and Directors
Bing Yeh (1)...........	362,501	11,122,501	11.6%
Yaw Wen Hu .........	355,220	1,183,210	1.2%
Michael Briner (2)........	208,729	837,598	*
Isao Nojima..........	196,315	559,707	*
Derek Best...........	106,873	284,200	*
Tsuyoshi Taira.........	92,570	92,570	*
Yasushi Chikagami........	92,931	159,300	*
Ronald Chwang..........	36,000	197,613	*
All officers and directors
as a group (10 persons).......	1,521,142	14, 729,764	15.4%
5% Stockholders
Barclays Global Investors, N.A. (3)	-	5,217,953	5.4%

___________________________________

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

  Includes (1) 3,078,163 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees, (2) 7,591,837 shares held by Golden Eagle Capital L.P. of which Mr. Yeh and his wife are general partners and (3) 90,000 shares held in an IRA account in the name of Bing Yeh. Mr. Yeh disclaims beneficial ownership of the shares held by Golden Eagle Capital L.P. except to the extent of his pecuniary interest therein.

  Includes 24,000 shares and 14,000 shares held by Tammy Briner, custodian of Jeffrey Daniel Briner and Katherine M. Briner under the Uniform TRFS to Minors Act/CA, respectively.

Barclays Global Investors is located at 45 Fremont Street, San Francisco, CA 94105. Based solely on a Schedule 13G filed with the SEC on February 17, 2004 by Barclays Global Investors.

Equity Compensation Plan Information

SST has three stockholder approved equity compensation plans: the 1995 Equity Incentive Plan, 1995 Non-Employee Directors' Plan and 1995 Employee Stock Purchase Plan. The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) ..............	10,148,229	$7.79 (2)	8,508,676
Equity compensation plans not approved by security holders..........	-	-	-
Total............	10,148,229	$7.79	8,508,676

___________________________________

  The plans included in this row include our 1995 Equity Incentive Plan, 1995 Non-Employee Directors' Plan and 1995 Employee Stock Purchase Plan.
  Represents the weighted average exercise price of outstanding stock options only.

Item 13. Certain Relationships and Related Transactions

Business Relationships

Mr. Yeh is a member of the board of directors of Apacer Technology, Inc. or Apacer, one of our customers and vendors. As of December 31, 2003, we owned a 10% interest in Apacer. In 2003, Apacer accounted for $1.6 million, or 0.6%, of our net product revenues, and we purchased $2.4 million in products and services from Apacer.

Mr. Yeh is a member of the board of directors of Professional Computer Technology Limited, or PCT, a Taiwanese public company. PCT is one of our manufacturers' representatives. As of December 31, 2003, we owned a 13% interest in PCT. PCT has a separate company and wholly-owned subsidiary, Silicon Professional Technology Ltd., or SPT, which provides planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan, China and other Southeast Asia countries. In 2003, PCT and its subsidiary SPT together accounted for $164.8 million, or 64.3%, of our net product revenues. At December 31, 2003, we had net accounts receivable from SPT of $40.6 million.

Mr. Yeh is a member of the board of directors of Powertech Technology, Inc., or PTI, a Taiwanese public company. PTI is one of our manufacturers' representatives. As of December 31, 2003, we owned a 3% interest in PTI. Our purchases from PTI are made pursuant to purchase orders at prevailing market prices. At December 31, 2003, we had net accounts payable to PTI of $2.5 million.

Loans to Executive Officers

In March 2001, we loaned $278,063.95 to Derek Best, our Senior Vice President, Sales and Marketing. Under the terms of the promissory note, interest-only payments of $1,969.62 were due monthly for 12 months and a balloon payment for the total principal amount and accrued interest due was to be paid on March 30, 2002. The note was unsecured and bore a simple interest rate of 8.5%. All interest payments on this note were made timely in accordance with the term of the note through December 31, 2001. On January 1, 2002, we loaned an additional $40,000 to Mr. Best. The first note was canceled and the remaining amount due of $278,063.95 was incorporated into a new note of $318,063.95. Under the terms of the new note, both the principal amount and accrued interest were due at the end of the term of the note on December 31, 2002. The note was unsecured, and it bore a simple interest rate of 3.53% per annum. The principal amount and accrued interest due were paid in full in January 2003. All loans to Mr. Best were intended to assist Mr. Best finance his primary residence.

Indemnity Agreements

We have entered into indemnity agreements with each of our executive officers and directors which provide, among other things, that we will indemnify these persons, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or agent, and otherwise to the full extent permitted under California law and our bylaws.

As a matter of policy, all transactions between us and any of our officers, directors or principal shareholders will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be in connection with our bona fide business purposes.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP fees for the fiscal years ended December 31, 2002 and 2003 are as follows:

	2002	2003

Audit fees...............	$612,000	$623,000
Audit-related fees............	$ --	$ --
Tax fees...............	$206,000	$113,000
All other fees.............	$ 5,000	$ 1,000

Total.................	$823,000	$737,000

Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.

Audit-Related Fees: This category consists of assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."

Tax Fees: This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees: This category consists of fees for advise on compliance with certain foreign investment rules.

All of the fees for 2003 described above were pre- approved by the Audit Committee. The Audit Committee has determined the rendering of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining their independence.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit services and has delegated authority to pre-approve all permissible non-audit services provided by PricewaterhouseCoopers LLP to Dr. Chwang. Dr. Chwang is required to inform the Audit Committee of such pre-approved permissible non- audit services at the next meeting of the Audit Committee following such pre- approval. PricewaterhouseCoopers LLP is required to periodically report to the Audit Committee regarding the extent of the services provided by PricewaterhouseCoopers LLP in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 29th day of April, 2004.

SILICON STORAGE TECHNOLOGY, INC. By: /s/ BING YEH Bing Yeh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2004
/s/ JACK K. LAI Jack K. Lai	Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2004
* Yaw Wen Hu	Director	April 29, 2004
* Tsuyoshi Taira	Director	April 29, 2004
* Ronald Chwang	Director	April 29, 2004
* Yasushi Chikagami	Director	April 29, 2004
* By: /s/ Bing Yeh BING YEH ATTORNEY-IN-FACT

Index to Exhibits
Exhibit Number	Description of Document
3.1 (1)	Bylaws of SST.
3.2 (2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3 (3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4 (4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2 (5)	Specimen Stock Certificate of SST.
4.3 (6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4 (7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1 (8)	Equity Incentive Plan and related agreements.
10.2 (9)	Employee Stock Purchase Plan.
10.3 (10)	1995 Non-Employee Director's Stock Option Plan.
10.4 (11)	Profit Sharing Plan.
10.5 (12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6 (13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.8 (14)	Lease amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9 (15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.11 (16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.12 (17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.13 (18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.14 (19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
21.1+	Subsidiaries of SST.
23.1+	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1+	Power of Attorney is contained on the signature page.
31.1+	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2+	Certification required by Rule 13a-4(a) of the Securities Exchange Act of 1934, as amended.
31.3	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.4	Certification required by Rule 13a-4(a) of the Securities Exchange Act of 1934, as amended.
32.1+	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2+

Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary, as required by Rule 13a- 14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

+ Filed as the like numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004, and incorporated by reference herein.

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
    iled as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.
    Filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.
    Filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 7, 2000, and incorporated by reference herein.