Form 10-Q
period 2004-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2004-05-07
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to _________.

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, April 30, 2004: 95,958,303.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED MARCH 31, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2003         2004
                                                              -----------  -----------
                                                              (unaudited)  (unaudited)

Net revenues:
     Product revenues - unrelated parties................... $    18,116  $    32,811
     Product revenues - related parties.....................      35,805       58,559
     Technology licensing...................................       7,788       13,063
                                                              -----------  -----------
          Total net revenues................................      61,709      104,433
Cost of revenues:
     Cost of revenues - unrelated parties...................      17,928       22,266
     Cost of revenues - related parties.....................      34,573       44,016
                                                              -----------  -----------
          Total cost of revenues............................      52,501       66,282
                                                              -----------  -----------
Gross profit................................................       9,208       38,151
                                                              -----------  -----------
Operating expenses:
     Research and development...............................      10,755       11,803
     Sales and marketing....................................       5,953        6,928
     General and administrative.............................       3,583        3,999
                                                              -----------  -----------
          Total operating expenses..........................      20,291       22,730
                                                              -----------  -----------
Income (loss) from operations...............................     (11,083)      15,421
Interest and other income...................................         456          384
Interest expense............................................         (38)         (44)
                                                              -----------  -----------
Income (loss) before provision for income taxes.............     (10,665)      15,761
Provision for income taxes..................................          --        1,528
                                                              -----------  -----------
Net income (loss)........................................... $   (10,665) $    14,233
                                                              ===========  ===========

Net income (loss) per share - basic......................... $     (0.11) $      0.15
                                                              ===========  ===========

Shares used in per share calculation - basic................      94,186       95,821
                                                              ===========  ===========

Net income (loss) per share - diluted....................... $     (0.11) $      0.14
                                                              ===========  ===========

Shares used in per share calculation - diluted..............      94,186      100,258
                                                              ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                   December 31,   March 31,
                                                                       2003          2004
                                                                   ------------  ------------
                                                                   (unaudited)   (unaudited)
                             ASSETS

Current assets:
    Cash and cash equivalents.................................... $    124,625  $     65,453
    Short-term available-for-sale investments....................       60,569        87,561
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,118 at December 31, 2003 and
      $1,146 at March 31, 2004...................................       14,110        19,666
    Trade accounts receivable-related parties....................       41,220        48,169
    Inventories..................................................       46,120        69,926
    Other current assets.........................................       13,232        15,289
                                                                   ------------  ------------
         Total current assets....................................      299,876       306,064
Equipment, furniture and fixtures, net...........................       11,325        11,453
Equity investments, GSMC ..........................................     50,000        83,150
Equity investments, others.........................................      8,077         8,278
Long-term available-for-sale investments.........................       24,969        25,393
Other assets.....................................................        2,114           735
                                                                   ------------  ------------
         Total assets............................................ $    396,361  $    435,073
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        393  $        404
    Trade accounts payable-unrelated parties.....................       37,342        43,097
    Trade accounts payable-related parties.......................       10,165        17,542
    Accrued expenses and other liabilities.......................       11,911        15,871
    Deferred revenue.............................................        3,630         3,423
                                                                   ------------  ------------
         Total current liabilities...............................       63,441        80,337
Other liabilities................................................        1,423         1,949
                                                                   ------------  ------------
         Total liabilities.......................................       64,864        82,286
                                                                   ------------  ------------
Commitments (Note 5) and Contingencies (Note 6)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 95,328 shares at December 31, 2003
    and 95,917 shares at March 31, 2004..........................      345,384       347,516
Accumulated other comprehensive income...........................        9,178        14,103
Accumulated deficit..............................................      (23,065)       (8,832)
                                                                   ------------  ------------
         Total shareholders' equity..............................      331,497       352,787
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    396,361  $    435,073
                                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                           2003        2004
                                                                        ----------  ----------
                                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net income (loss)................................................. $  (10,665) $   14,233
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization..................................      2,113       1,633
       Provision (Credits) for doubtful accounts receivable...........        (31)         82
       Provision (Credits) for sales returns..........................       (175)         76
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................      2,436         684
       Deferred income taxes..........................................     (3,114)         --
       (Gain)/Loss on disposal of equipment...........................        139         (25)
       Gain on sale of equity investments.............................        (37)         --
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................      2,371      (5,744)
       Trade accounts receivable-related parties......................      2,541      (6,919)
       Inventories....................................................     11,990     (24,490)
       Other current and non-current assets...........................     15,223        (678)
       Trade accounts payable-unrelated parties.......................     (6,507)      5,755
       Trade accounts payable-related parties.........................       (405)      7,377
       Accrued expenses and other liabilities.........................       (574)      4,591
       Deferred revenue...............................................       (203)       (207)
                                                                        ----------  ----------
           Net cash provided (used in) by operating activities........     15,102      (3,632)
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities.....................................       --     (33,283)
    Acquisition of equipment, furniture and fixtures..................       (513)     (1,761)
    Proceeds from sale of equipment, furniture and fixtures...........         --          25
    Purchases of available-for-sale investments.......................    (14,250)    (26,508)
    Sales and maturities of available-for-sale and equity investments.      7,006       3,949
                                                                        ----------  ----------
           Net cash used in investing activities......................     (7,757)    (57,578)
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................        (84)        (94)
    Issuance of shares of common stock................................      1,847       2,132
                                                                        ----------  ----------
           Net cash provided by financing activities..................      1,763       2,038
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents..................      9,108     (59,172)
Cash and cash equivalents at beginning of period......................    103,751     124,625
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $  112,859  $   65,453
                                                                        ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 2004
(UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10Q for the three months ended March 31, 2003.

The year-end balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications:

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations or stockholders' equity.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board, or FASB, issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN No. 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. We have reviewed our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46 as of March 31, 2004. We concluded that we are not the primary beneficiary of or hold an interest in a variable interest entity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatements are not permitted under SFAS No. 150. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial statements.

In March 2004, the FASB approved EITF Issue 03-6 "Participating Securities and the Two-Class Method under SFAS 128". EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two- class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. As of March 31, 2004, we do not have any securities issued and outstanding subject to this pronouncement. Therefore, the adoption of EITF Issue 03-6 will not have any impact on the disclosure of EPS.

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

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2003         2004
                                                              -----------  -----------
Numerator - basic
  Net income (loss)......................................... $   (10,665) $    14,233
                                                              ===========  ===========
Denominator - basic
  Weighted average common stock outstanding.................      94,186       95,821
                                                              ===========  ===========

Basic net income (loss) per share........................... $     (0.11) $      0.15
                                                              ===========  ===========

Numerator - diluted
  Net income (loss)......................................... $   (10,665) $    14,233
                                                              ===========  ===========
Denominator - diluted

  Weighted average common stock outstanding.................      94,186       95,821
  Dilutive potential of common stock equivalents:
      Options...............................................          --        4,437
                                                              -----------  -----------
                                                                  94,186      100,258
                                                              ===========  ===========

Diluted net income (loss) per share......................... $     (0.11) $      0.14
                                                              ===========  ===========

Stock options to purchase 10,215,000 shares of common stock were outstanding as of March 31, 2003 with a weighted average exercise price of $7.59. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 2003 because we had a net loss for this period. Anti-dilutive stock options to purchase 1,715,000 shares of common stock with weighted average exercise price of $12.12 were excluded from the computation of diluted net income per share for the three months ended March 31, 2004 because the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2004.

Stock Compensation:

We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for the three months ended March 31, 2003 and 2004 would have been as follows, respectively:

                                                              Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2003       2004
                                                              ---------  ---------
Net income (loss), as reported.............................. $ (10,665) $  14,233
Deduct: total stock-based employee compensation
   expense determined under fair value based method,
   net of tax...............................................    (1,821)    (1,952)
                                                              ---------  ---------
Pro forma net income (loss)................................. $ (12,486) $  12,281
                                                              =========  =========
Pro forma net income (loss) per share - basic............... $   (0.13) $    0.13
                                                              =========  =========
Pro forma net income (loss) per share - diluted..............$   (0.13) $    0.12
                                                              =========  =========

3. Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of two major financial institutions.

Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for- sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders' equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three months ended March 31, 2004 were not material.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in these companies have been included in "Long-term available-for-sale investments." The investment not available for resale due to local securities regulations within one year at the balance sheet date is recorded at the investment cost. The investment available for resale within one year at the balance sheet date is recorded at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. If a loss is other than temporary, it is reported as an "Impairment of equity investments." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair value of available-for-sale investments as of March 31, 2004 were as follows (in thousands):

                                               Amortized   Unrealized     Unrealized        Fair
                                                 Cost         Gain           Loss           Value
                                              -----------  -----------    -----------    -----------
Corporate bonds and notes................... $        32  $        --   $         --   $         32
Government bonds and notes..................     103,922           23             (3)       103,942
Foreign listed equity securities............       5,412       14,083             --         19,495
                                              -----------  -----------    -----------    -----------
Total bonds, notes and equity securities.... $   109,366  $    14,106   $         (3)       123,469
                                              ===========  ===========    ===========
Less amounts classified as cash equivalents...........................                      (10,515)
                                                                                         -----------
      Total short and long-term available-for-sale investments........                 $    112,954
                                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year................................................                 $     87,561
      1 to 5 year.....................................................                        5,898
                                                                                         -----------
                                                                                       $     93,459
                                                                                         ===========

The net unrealized gains as of March 31, 2004 are recorded in accumulated other comprehensive income, net of tax.

The fair value of available-for-sale investments as of December 31, 2003 were as follows (in thousands):

                                               Amortized   Unrealized     Unrealized        Fair
                                                 Cost         Gain           Loss           Value
                                              -----------  -----------    -----------    -----------
Corporate bonds and notes................... $       184  $        --   $         --   $        184
Government bonds and notes..................     158,382           14             --        158,396
Foreign listed equity securities............       3,759        9,265           (101)        12,923
                                              -----------  -----------    -----------    -----------
Total bonds, notes and equity securities.... $   162,325  $     9,279   $       (101)       171,503
                                              ===========  ===========    ===========
Less amounts classified as cash equivalents...........................                      (85,965)
                                                                                         -----------
      Total short and long-term available-for-sale investments........                 $     85,538
                                                                                         ===========
Contractual maturity dates for investments in bonds and notes:
      Less than 1 year................................................                 $     60,569
      1 to 5 year.....................................................                       12,046
                                                                                         -----------
                                                                                       $     72,615
                                                                                         ===========

The unrealized gains as of December 31, 2003 are recorded in accumulated other comprehensive income, net of tax.

At March 31, 2004, we have an investment in GSMC of $83.2 million representing an 11.0% of interest of GSMC. GSMC operates a wafer fabrication facility and is privately held. We use the cost method of accounting for this investment.

4. Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,    March 31,
                                                              2003           2004
                                                           -----------    -----------
Raw materials............................................ $    20,735   $     32,975
Work in process..........................................      11,265         15,406
Finished goods...........................................       9,579         15,053
Inventories held at logistics center.....................       4,541          6,492
                                                           -----------    -----------
                                                          $    46,120   $     69,926
                                                           ===========    ===========

Inventories are stated at the lower of cost, determined on a first-in, first- out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. As of March 31, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

Accrued expenses and other liabilities comprise:

                                                           December 31,    March 31,
                                                              2003           2004
                                                           -----------    -----------
Accrued compensation and related items................... $     4,911   $      6,550
Accrued income tax payable...............................         659             --
Accrued liabilities-related parties......................         569            694
Accrued warranty.........................................         187            120
Other accrued liabilities................................       5,585          8,507
                                                           -----------    -----------
                                                          $    11,911   $     15,871
                                                           ===========    ===========

Changes in the warranty reserves during the first fiscal quarter of 2003 and 2004 were as follows (in thousands):

                                                          Three Months    Three Months
                                                              Ended          Ended
                                                         March 31, 2003   March 31, 2004
                                                           -----------     -----------
Beginning balance........................................ $       492   $        187
Provisions for warranty..................................         207             74
Comsumption of reserves..................................        (210)          (141)
                                                           -----------    -----------
Ending balance........................................... $       489   $        120
                                                           ===========    ===========

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

5. Commitments

As of March 31, 2004, we had outstanding purchase commitments with our foundry vendors of $92.0 million for delivery in 2004. We have recorded a liability of $684,000 for adverse purchase commitments.

During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represented the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2003 and March 31, 2004, payments made have reduced the recorded liability to $270,000 and $218,000, respectively.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability, damages and legal defense costs arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years, with an automatic renewal provision. Our current license agreements expire from 2003 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $37.7 million. We have not recorded any liabilities as of March 31, 2004 related to these indemnities.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

6. Contingencies

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

The other patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. The trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was originally scheduled for April 14, 2004 and subsequently rescheduled for May 27, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2004.

7. Segment Reporting

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

SMPG includes our three standard flash memory product families: the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003.

SPG includes ComboMemory, ROM/RAM Combos, the Small Sector Flash, or SSF, family, Multi-Time Programmable, or MTP, family, FlashFlex51 microcontrollers and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless moderns, MP3 players, pagers and digital organizers. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003.

Technology Licensing includes both license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                    March 31, 2003                March 31, 2004
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues    Profit (Loss)     Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    33,225  $     (1,649)    $    64,333  $     16,727
ASPG........................................      13,797         2,515          18,075         5,406
SPG.........................................       6,899           554           8,962         2,955
Technology Licensing........................       7,788         7,788          13,063        13,063
                                              -----------  ------------     -----------  ------------
                                             $    61,709  $      9,208     $   104,433  $     38,151
                                              ===========  ============     ===========  ============

8. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2003         2004
                                                              -----------  -----------
Net income (loss)........................................... $   (10,665) $    14,233

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax............................        (144)       4,925
                                                              -----------  -----------
Total comprehensive income (loss)........................... $   (10,809) $    19,158
                                                              ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31,    March 31,
                                                           2003          2004
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $      9,178  $     14,103
                                                       ============  ============

9. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three months ended March 31, 2003 and 2004, and our related party accounts receivable and accounts payable and accruals as of December 31, 2003 and March 31, 2004 (in thousands):

                                                 Three Months Ended             Three Months Ended
                                                    March 31, 2003                March 31, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------ -----------  ------------
Silicon Technology Co., Ltd................. $       387  $         --     $     1,596  $         --
Ambit Microsystems Corp.......................        --            --              --            --
Apacer Technology, Inc. & related entities..         386           133             595           707
Professional Computer Technology Limited......        --            --              --            --
Silicon Professional Technology Ltd.........      35,032            --          56,368            --
Grace Semiconductor Manufacturing Corp........        --            --              --         6,949
King Yuan Electronics Company, Limited......          --         3,896              --         8,185
Powertech Technology, Incorporated..........          --         2,260              --         3,196
                                              -----------  ------------     -----------  ------------
                                             $    35,805  $      6,289     $    58,559  $     19,037
                                              ===========  ============     ===========  ============

                                                   December 31, 2003              March 31, 2004
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       232  $         --     $       758  $         --
Ambit Microsystems Corp.......................        --             4              --            12
Apacer Technology, Inc. & related entities..         400           736             380           405
Professional Computer Technology Limited....          --            15              --            --
Silicon Professional Technology Ltd.........      40,588           550          47,031           682
Grace Semiconductor Manufacturing Corp........        --            --              --         5,624
King Yuan Electronics Company, Limited......          --         6,896              --         8,281
Powertech Technology, Incorporated..........          --         2,533              --         2,538
                                              -----------  ------------     -----------  ------------
                                             $    41,220  $     10,734     $    48,169  $     17,542
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

Income Taxes

We determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a valuation allowance against our deferred tax assets of $27.4 million at March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first quarter of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 88.5%, 90.0% and 86.8% of our net product revenues during 2002, 2003 and the three months ended March 31, 2004, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 36.8%, 37.7% and 43.5% of our net product revenues in 2002, 2003 and the three months ended March 31, 2004, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2002, 2003 or the three months ended March 31, 2004.

Since March 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2003 and the three months ended March 31, 2004, SPT serviced end customer sales accounting for 64.2% and 61.7% of our net product revenues recognized. As of December 31, 2003 and March 31, 2004, SPT represented 73.4% and 69.3% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 16.9%, 29.9% and 38.2% of our product shipments in 2001, 2002 and the three months ended March 31, 2004, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 41.3%, 32.8% and 26.8% of our shipments to end users in 2002, 2003 and the three months ended March 31, 2004, respectively.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations: Quarter Ended March 31, 2004

Net Revenues

Net revenues were $104.4 million for the first quarter of 2004 as compared to $95.2 million in the fourth quarter of 2003 and $61.7 million for the first quarter of 2003. Net revenues increased compared to the fourth quarter of 2003 and the first quarter of 2003 due to increased average selling prices for our products across all densities and increased shipment of higher density products.

Product Revenues. Product revenues were $91.4 million in the first quarter of 2004 as compared to $82.4 million in the fourth quarter of 2003 and $53.9 million in the first quarter of 2003. Product revenues increased compared to the fourth quarter of 2003 due to increased average selling prices for our products of 16.1% and increased units shipment of our higher density products of 28.7%. Product revenues increased compared to the first quarter of 2003 due to increased average selling prices for our products of 23.6% and increased units shipment of our products of 36.5%. Unit shipments fluctuate due to overall industry supply and demand.

Technology Licensing Revenues. Revenues from license fees and royalties were $13.1 million in the first quarter of 2004, as compared to $12.9 million in the fourth quarter of 2003 and $7.8 million in the first quarter of 2003. Revenues from license fees and royalties are recognized upon the licensees's acceptance of the delivery of our engineering milestones. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Gross Profit

Gross profit was $38.2 million, or 36.5% of net revenues, in the first quarter of 2004 as compared to gross profit of $32.5 million, or 34.1% of net revenues, in the fourth quarter of 2003 and $9.2 million, or 14.9% of net revenues, in the first quarter of 2003. The increase in gross profit from the fourth quarter of 2003 to the first quarter of 2004 is primarily due to increased average selling prices of our products of 16.1%, increased unit shipments of our higher density products, lower average unit costs and increased license revenues of $197,000 The increase in gross profit in the first quarter of 2004 when compared to the first quarter of 2003 is due primarily to increases in average selling prices and unit shipments. Product gross margin was 27.5% for the first quarter of 2004, compared to 23.8% for the fourth quarter of 2003 and 2.6% for the first quarter of 2003. The increase in product gross margin from the fourth quarter of 2003 to the first quarter of 2004 primarily relates to the improvement of overall manufacturing costs. The increase in product gross margin from the first quarter of 2003 to the first quarter of 2004 relates to increased average selling prices of our products by 23.6%. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2001, 2002 and 2003 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $22.7 million, or 21.8% of net revenues, in the first quarter of 2004, compared to $21.7 million, or 22.7% of net revenues, in the fourth quarter of 2003, and $20.3 million, or 32.9% of net revenues, in the first quarter of 2003. The increase of $1.0 million and $2.4 million from the fourth quarter of 2003 and the first quarter of 2003, respectively, were primarily due to employee profit sharing expenses of $1.7 million in the first quarter of 2004 and payroll related expenses as a result of employee salary adjustments in March 2004 offset by a decrease in legal expenses of $664,000 and bad debt expenses of $203,000. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative, and that these expenses may increase in dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as masks, wafers and evaluation parts. Research and development expenses were $11.8 million, or 11.3% of net revenues, during the first quarter of 2004, as compared to $10.3 million, or 10.9% of net revenues, during the fourth quarter of 2003 and $10.8 million, or 17.4% of net revenues, during the first quarter of 2003. Research and development expenses increased by 14.2% from the fourth quarter of 2003 due primarily to an increase of $827,000 in employee profit sharing and $602,000 in payroll related expenses offset by a decrease of expenses in engineering wafers, software license support and design expenses of $252,000. Research and development expenses increased by 9.7% from the first quarter of 2003 due primarily to an increase of $827,000 in employee profit sharing, $183,000 in payroll related expenses, and $903,000 in masks offset by a decrease of expenses in depreciation of $321,000, outside services of $113,000 and software license and support of $93,000. We expect that research and development expenses may increase in dollars.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $6.9 million, or 6.6% of net revenues, in the first quarter of 2004, as compared to $5.8 million, or 6.1% of net revenues, in the fourth quarter of 2003 and $6.0 million, or 9.6% of net revenues, during the first quarter of 2003. The increase in sales and marketing expenses by 18.6% from the fourth quarter of 2003 to the first quarter of 2004 was primarily attributable to an increase of $477,000 in commission and $325,000 in employee profit sharing expenses,$142,000 in payroll related expenses and $56,000 in patent fees. The increase in sales and marketing expenses by 16.4% from the first quarter of 2003 to the first quarter of 2004 was primarily attributable to an increase of $409,000 in commission, $319,000 in logistic center fees, $325,000 in employee profit sharing and $72,000 in payroll related expenses. Fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses. In future periods, we expect sales and marketing expenses will increase in dollars as we continue to expand our sales and marketing efforts.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $4.0 million, or 3.8% of net revenues, in the first quarter of 2004, as compared to $4.1 million, or 4.3% of net revenues, in the fourth quarter of 2003 and $3.6 million, or 5.8% of net revenues, during the first quarter of 2003. Expenses decreased from the fourth quarter of 2003 primarily due to a decrease of legal fee and bad debt expenses of $867,000 offset by the increased employee profit sharing and payroll related expenses of $506,000. The increase in general and administrative expenses of 11.6% from the first quarter of 2003 was primarily due to increased employee profit sharing expenses of $350,000, bad debt expenses of $113,000 and accounting fees of $84,000 offset by decreased payroll related expenses of $171,000. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Interest and other income. Interest and other income was $384,000, or 0.4% of net revenues, during the first quarter of 2004, as compared to $420,000, or 0.4% of net revenues, during the fourth quarter of 2003 and $456,000, or 0.7% of net revenues, during the first quarter of 2003. Interest income decreased both from the fourth and first quarters of 2003 to the first quarter of 2004 due to decreasing invested cash.

Interest expense. Interest expense was $44,000 for the first quarter of 2004 as compared to $29,000 for the fourth quarter of 2003 and $38,000 for the first quarter of 2003. Interest expense relates to interest to our notes payable.

Provision for Income Taxes

Our provision for taxes reflects a full valuation allowance. During the first quarter of 2004, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. In 2003, we implemented an international tax structure, which in conjunction with the full valuation allowance, will mean that going forward we will record a tax provision as a result of foreign tax withholding and alternative minimum tax until such time that the valuation allowance against the deferred tax asset is no longer required. For the first quarter of 2004, our income tax provision was $1.5 million on pre-tax income of $15.8 million mainly consisting of foreign withholding taxes.

Segment Reporting

We manage our business in four reportable segments: SMPG, ASPG, SPG and Technology Licensing. Refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment.

SMPG includes our three standard flash memory product families: the MPF family, the MPF+ family and the MTP family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. SMPG revenues were $64.3 million for the first quarter of 2004, as compared to $55.2 million in the fourth quarter of 2003 and $33.2 million in the first quarter of 2003. The increase in revenues, both from the fourth and first quarters of 2003, was primarily due to higher average selling prices by 21.8% and 39.0%, respectively, offset by decreased unit shipments by 0.9% in the fourth quarter of 2003 and increased unit shipment by 30.6% in the first quarter of 2003. Gross margin increased from 24.2% in the fourth quarter of 2003 to 26.0% in the first quarter of 2004 primarily due to changes in product mix and increases in average selling prices. Gross margin increased from negative 5.0% in the first quarter of 2003 to 26.0% in the first quarter of 2004 primarily due to higher average selling prices and changes in product mix.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. ASPG revenues were $18.1 million for the first quarter of 2004, as compared to $19.0 million in the fourth quarter of 2003 and $13.8 million in the first quarter of 2003. The decrease in revenues from the fourth quarter of 2003 was primarily due to lower average selling prices by 2.8% and lower unit shipments by 4.2%. The increase in revenues from the first quarter of 2003 was primarily due to higher unit shipments by 63.6%. Gross margin increased from 24.1% in the fourth quarter of 2003 to 29.9% in the first quarter of 2004 primarily due to decreased average unit costs. Gross margin increased from 18.2% in the first quarter of 2003 to 29.9% in the first quarter of 2004 primarily due to increase in average selling prices and product mix.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. SPG revenues were $9.0 million for the first quarter of 2004, as compared to $8.2 million in the fourth quarter of 2003 and $6.9 million in the first quarter of 2003. The increase in revenues from the fourth quarter of 2003 was primarily due to increased higher average selling prices by 20.6%, offset by lower unit shipments by 19.3%. The increase in revenues from the first quarter of 2003 was primarily due to increased unit shipments by 29.0% and higher average selling prices by 41.5%. Gross margin increased from 20.4% in the fourth quarter of 2003 to 33.0% in the first quarter of 2004 primarily due to increase in average selling prices and changes in product mix. Gross margin increased from 8.0% in the first quarter of 2003 to 33.0% in the first quarter of 2004 primarily due to increase in average selling prices and changes in product mix.

Revenue and gross profit related to technology licensing was $13.1 million in the first quarter of 2004, as compared to $12.9 million in the fourth quarter of 2003 and $7.8 million in the first quarter of 2003. Revenues from license fees and royalties are recognized upon the licensees's acceptance of the delivery of our engineering milestones. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the quarters ended March 31, 2003 and 2004, and our related party accounts receivable and accounts payable and accruals as of December 31, 2003 and March 31, 2004 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10- K for the year ended December 31, 2003.

                                                 Three Months Ended             Three Months Ended
                                                   March 31, 2003                 March 31, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------ -----------  ------------
Silicon Technology Co., Ltd................. $       387  $         --     $     1,596  $         --
Ambit Microsystems Corp.......................        --            --              --            --
Apacer Technology, Inc. & related entities..         386           133             595           707
Professional Computer Technology Limited......        --            --              --            --
Silicon Professional Technology Ltd.........      35,032            --          56,368            --
Grace Semiconductor Manufacturing Corp........        --            --              --         6,949
King Yuan Electronics Company, Limited......          --         3,896              --         8,185
Powertech Technology, Incorporated..........          --         2,260              --         3,196
                                              -----------  ------------     -----------  ------------
                                             $    35,805  $      6,289     $    58,559  $     19,037
                                              ===========  ============     ===========  ============

                                                   December 31, 2003              March 31, 2004
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       232  $         --     $       758  $         --
Ambit Microsystems Corp.......................        --             4              --            12
Apacer Technology, Inc. & related entities..         400           736             380           405
Professional Computer Technology Limited....          --            15              --            --
Silicon Professional Technology Ltd.........      40,588           550          47,031           682
Grace Semiconductor Manufacturing Corp........        --            --              --         5,624
King Yuan Electronics Company, Limited......          --         6,896              --         8,281
Powertech Technology, Incorporated..........          --         2,533              --         2,538
                                              -----------  ------------     -----------  ------------
                                             $    41,220  $     10,734     $    48,169  $     17,542
                                              ===========  ============     ===========  ============

PCT continues to earn commissions for point-of-sales to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we continue to pay SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $3.6 million for the three months ended March 31, 2004 as compared to generated cash of $15.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, our primary usage of operating cash flow were the increased purchases of inventory and increased accounts receivable from both related and unrelated parties offset by the increase of accounts payable to unrelated parties. The increase of accounts receivable from both related and unrelated parties is due to the increase of sales in the quarter. We measure the effectiveness of our collection efforts by an analysis of average days sales outstanding. Days sales outstanding were 59 days in the first quarter of 2004 as compared to 46 days in the first quarter of 2003. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

Investing activities. Our investing activities used cash of $57.6 million for the first quarter of 2004 as compared to $7.8 million for the first quarter of 2003. Investing activities in the first quarter of 2004 were primarily related to our additional investments in Grace Semiconductor Manufacturing Corporation of $33.2 million and net purchases of available-for-sale investments of $23.5 million. Additional uses of cash included capital expenditures of $1.8 million. Investing activities in the first quarter of 2003 were primarily related to net purchases of available-for- sale investments and equity investments of $7.2 million and capital expenditures of $513,000.

Financing activities. Our financing activities provided cash of $2.0 million and $1.8 million during the first quarter of 2004 and 2003, respectively. Cash generated from financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $2.1 million and $1.8 million in the first quarters of 2004 and 2003, respectively.

Principal sources of liquidity at March 31, 2004 consisted of $153.0 million of cash, cash equivalents, and short-term and long-term available-for- sale investments.

Purchase Commitments. As of March 31, 2004, we had outstanding purchase commitments with our foundry vendors of $92.0 million for delivery in 2004. We have recorded a liability of $684,000 for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001, we recorded a period charge to other operating expense of $756,000 relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total non-discounted future sublease income and our non-discounted lease commitments relating to this building. The charge was an estimate and may be adjusted if we obtain a sublease for the building and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for this space due to the recent decrease in demand for commercial rental space in Silicon Valley. At December 31, 2003 and March 31, 2004, payments made have reduced the recorded liability to $270,000 and $218,000, respectively. See also "Business Risks - If we are not successful in subleasing our unused office space, we may be required to take a period charge for the difference between the total future sublease income and our lease cost."

Future payments due under building lease, purchase commitments and other contractual obligations as of March 31, 2004 (in thousands):

                                          Less than                        More than
Contractual obligations          Total     1 year    1-3 years  3-5 years   5 years
-----------------------------  ---------  ---------  ---------  ---------  ---------
Notes payable................ $     776  $     404  $     372  $      --  $      --
Operating leases.............    18,875      5,262      5,573      5,205      2,835
Purchase commitments.........    91,970     91,970         --         --         --
Other long-term liability....       860         --        860         --         --
                               ---------  ---------  ---------  ---------  ---------
Total........................ $ 112,481  $  97,636  $   6,805  $   5,205  $   2,835
                               =========  =========  =========  =========  =========

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

On May 7, 2002, a judgment was entered against us regarding the infringement of two U.S. patents in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing and in December 2003 we paid Atmel $37.8 million to satisfy the judgment including statutory interest accrued during the appeals for the patent '811 and 829'. The other patent remaining in the case, the '903 patent, is scheduled for settlement conference before a magistrate judge on May 27, 2004. In the event of unfavorable outcome of the settlement conference, we may have to make an additional payment. For more information, please also see "Business Risks - If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages."

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2004.

Critical Accounting Policies

For information related to our revenue recognition and other critical accounting policies, please refer to the "Critical Accounting Policies" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board, or FASB, issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB

No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN No. 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. We have reviewed our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46 as of March 31, 2004. We concluded that we are not the primary beneficiary of or hold an interest in a variable interest entity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatements are not permitted under SFAS No. 150. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial statements.

In March 2004, the FASB approved EITF Issue 03-6 "Participating Securities and the Two-Class Method under FAS 128". EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two- class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No.123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. As of March 31, 2004, we do not have any securities issued and outstanding subject to this pronouncement. Therefore, the adoption of EITF Issue 03-6 will not have any impact on the disclosure of EPS.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the fourth quarter of 2003 and the first quarter of 2004, we incurred net losses for 2001, 2002 and in the first nine months of 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation adjustments in 2002, 2003 and the first quarter of 2004, and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2004, we had $69.9 million of inventory on hand, an increase of $23.8 million, or 51.6%, from December 31, 2003. Total valuation adjustments to inventory were $9.2 million in 2002, $6.7 million in 2003 and $2.1 million in the first quarter of 2004. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of March 31, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first quarter of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2002, 2003 and the three months ended March 31, 2004, our export product and licensing revenues accounted for 92.0%, 92.9% and 86.8% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 88.5%, 90.0% and 86.8% of our net product revenues from Asia during 2002, 2003 and the three months ended March 31, 2004, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash. It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results, and stock price.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2002, 2003 and the three months ended March 31, 2004, SPT serviced end customer shipments accounted for 57.4%, 64.2% and 61.7% of our net product revenues recognized, respectively. As of December 31, 2003 and March 31, 2004, the accounts receivable from SPT accounted for 73.4% and 69.3%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003.

We do not have any long-term contracts with SPT or PCT, and SPT or PCT may cease providing services to us at any time. If SPT or PCT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could harm our business.

We do not have business insurance to cover our accounts receivable. If SPT were in financial difficulties and not able to pay us, it would harm our cash position and our business.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by five foundries, TSMC in Taiwan, Sanyo, Seiko-Epson and Yasu in Japan, and Samsung in Korea. In March 2001, we invested $50.0 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. In March 2004, we made an additional $33.2 million investment in GSMC. Grace began manufacturing some of our products early in the fourth quarter of 2003. We anticipate that these foundries, together with Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC and Vanguard in Taiwan will manufacture substantially all of our products in 2004. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity plus additional future capacity from Grace, HHNEC and Vanguard available to us will be sufficient through 2004. However, events that we have not foreseen could arise which would limit our capacity. Similar to our aggregate $83.2 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

We are highly dependent on Bing Yeh, our President, Chief Executive Officer and Chairman of the Board of Directors, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. On December 12, 2003, we paid Atmel $37.8 million to satisfy the judgement plus statutory interest accrued during the appeal. The `903 patent case still remains open. The court found that we infringed the `903 patent but the jury was unable to unanimously decide whether the `903 is valid and a mistrial was declared. A settlement conference was originally scheduled for April 14, 2004 and subsequently rescheduled for May 27, 2004. If we are not able to reach a settlement agreement, the court may set a date for a new trial. If we are not successful in reaching a settlement, litigation may continue to consume substantial amounts of our financial and managerial resources. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

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

We derive substantially all of our revenues from Asia and our logistics center is located in Taiwan. A virus or viral outbreak in Asia, such as the SARS outbreak in early 2003, could harm the operations of our suppliers, distributors, logistics center and those of our end customer, which could harm our business.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, any changes requiring that we record compensation expense in the statement of operations for stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the FASB has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for the stock options we grant.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 2001, 2002 and 2003, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions began to improve during the third quarter of 2003, deteriorating market conditions at the end of 2000 through the first part 2003 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In the fourth quarter of 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. At March 31, 2004, the recorded value of our KYE investment was $4.3 million based on the quoted market price as of the balance sheet date. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of March 31, 2004, the recorded value of our Apacer investment was $4.4 million. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at March 31, 2004 of $83.2 million, $0.9 million $12.4 million and $0.3 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of March 31, 2004, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash and cash equivalents and available-for-sale investments as of March 31, 2004 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $  65,453      0.2%
  Short-term available-for-sale investments - fixed rate...................    87,561      1.1%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....     5,898      1.6%
                                                                             ---------
                                                                            $ 158,912      0.7%
                                                                             =========

Item 4. Controls and Procedures

Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

The other patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. Trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for May 27, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2003.

31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

  Reports on Form 8-K filed during the quarter ended March 31, 2004:

On January 21, 2004, we filed a current report on Form 8-K dated January 21, 2004 in connection with the issuance of a press release dated January 21, 2004 announcing our financial results for the fourth quarter and fiscal year 2003. The press release was furnished under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 6th day of May, 2004.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JACK K. LAI
Jack K. Lai
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)