Form 10-Q
period 2004-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2004-08-05
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, July 31, 2004: 96,306,178.

Silicon Storage Technology, Inc.
FORM 10-Q: QUARTER ENDED JUNE 30, 2004
TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                             Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------    ------------------------
                                                            2003         2004           2003         2004
                                                         -----------  -----------    -----------  -----------
Net revenues:
     Product revenues - unrelated parties.............. $    19,765  $    46,524    $    37,881  $    79,335
     Product revenues - related parties................      35,095       69,047         70,900      127,606
     Technology licensing..............................       9,320       12,958         17,108       26,021
                                                         -----------  -----------    -----------  -----------
          Total net revenues...........................      64,180      128,529        125,889      232,962

Cost of revenues:
     Cost of revenues - unrelated parties..............      17,419       29,107         35,347       51,374
     Cost of revenues - related parties................      30,514       50,655         65,087       94,670
                                                         -----------  -----------    -----------  -----------
          Total cost of revenues.......................      47,933       79,762        100,434      146,044
                                                         -----------  -----------    -----------  -----------
Gross profit...........................................      16,247       48,767         25,455       86,918
                                                         -----------  -----------    -----------  -----------
Operating expenses:
     Research and development..........................      11,309       12,042         22,064       23,845
     Sales and marketing...............................       5,179        7,271         11,132       14,199
     General and administrative........................       3,498        4,579          7,081        8,578
     Other operating expenses..........................          --        1,479             --        1,479
                                                         -----------  -----------    -----------  -----------
          Total operating expenses.....................      19,986       25,371         40,277       48,101
                                                         -----------  -----------    -----------  -----------
Income (loss) from operations..........................      (3,739)      23,396        (14,822)      38,817
Interest and other income..............................         578          324          1,034          708
Interest and other expense.............................         (41)        (119)           (79)        (163)
                                                         -----------  -----------    -----------  -----------
Income (loss) before provision for income taxes..........    (3,202)      23,601        (13,867)      39,362
Provision for income taxes.............................       1,387        1,502          1,387        3,030
                                                         -----------  -----------    -----------  -----------
Net income (loss)...................................... $    (4,589) $    22,099    $   (15,254) $    36,332
                                                         ===========  ===========    ===========  ===========

Net income (loss) per share - basic.................... $     (0.05) $      0.23    $     (0.16) $      0.38
                                                         ===========  ===========    ===========  ===========

Shares used in per share calculation - basic...........      94,472       96,084         94,329       95,953
                                                         ===========  ===========    ===========  ===========

Net income (loss) per share - diluted.................. $     (0.05) $      0.22    $     (0.16) $      0.36
                                                         ===========  ===========    ===========  ===========

Shares used in per share calculation - diluted.........      94,472      100,538         94,329      100,398
                                                         ===========  ===========    ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

                                                                    December 31,   June 30,
                                                                        2003         2004
                                                                   ------------  ------------
                             ASSETS

Current assets:
    Cash and cash equivalents.................................... $    124,625  $     80,953
    Short-term available-for-sale investments....................       60,569        62,776
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,118 at December 31, 2003 and
      $1,254 at June 30, 2004....................................       14,110        24,272
    Trade accounts receivable-related parties....................       41,220        61,945
    Inventories..................................................       46,120        91,261
    Other current assets.........................................       13,232        14,849
                                                                   ------------  ------------
         Total current assets....................................      299,876       336,056
Equipment, furniture and fixtures, net...........................       11,325        10,415
Equity investments, GSMC.........................................       50,000        83,150
Equity investments, others.......................................        8,077        12,311
Long-term available-for-sale investments.........................       24,969        24,190
Other assets.....................................................        2,114           508
                                                                   ------------  ------------
         Total assets............................................ $    396,361  $    466,630
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        393  $        415
    Trade accounts payable-unrelated parties.....................       37,342        44,199
    Trade accounts payable-related parties.......................       10,165        23,123
    Accrued expenses and other liabilities.......................       11,911        20,494
    Deferred revenue.............................................        3,630         3,733
                                                                   ------------  ------------
         Total current liabilities...............................       63,441        91,964
Other liabilities................................................        1,423         1,513
                                                                   ------------  ------------
         Total liabilities.......................................       64,864        93,477
                                                                   ------------  ------------
Commitments and Contingencies (Notes 5 and 6)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 95,328 shares at December 31, 2003
    and 96,232 shares at June 30, 2004...........................      345,384       348,905
Accumulated other comprehensive income...........................        9,178        10,981
Retained earnings/(Accumulated deficit)..........................      (23,065)       13,267
                                                                   ------------  ------------
         Total shareholders' equity..............................      331,497       373,153
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    396,361  $    466,630
                                                                   ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2003        2004
                                                                        ----------  ----------
Cash flows from operating activities:
    Net income (loss)................................................. $  (15,254) $   36,332
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization..................................      4,142       3,149
       Provision (credit) for doubtful accounts receivable............        (37)        190
       Provision (credit) for sales returns...........................       (349)         95
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................      4,860       3,576
       Deferred income taxes..........................................    (12,196)         --
       (Gain)/Loss on disposal of equipment...........................        114         (25)
       Adjustment on equity method investment.........................         --          71
       Gain on sale of equity investments.............................        (37)         --
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................       (150)    (10,477)
       Trade accounts receivable-related parties......................        929     (20,695)
       Inventories....................................................     17,738     (48,717)
       Other current and non-current assets...........................     23,594         (11)
       Trade accounts payable-unrelated parties.......................     (3,628)      6,857
       Trade accounts payable-related parties.........................        409      12,958
       Accrued expenses and other liabilities.........................     (1,518)      8,883
       Deferred revenue...............................................      1,290         103
                                                                        ----------  ----------
           Net cash provided/(used) by operating activities...........     19,907      (7,711)
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities...................................         --     (37,628)
    Acquisition of equipment, furniture and fixtures..................       (680)     (2,239)
    Proceeds from sale of property and equipment                               --          25
    Purchases of available-for-sale investments.......................    (19,114)    (32,128)
    Sales and maturities of available-for-sale and equity investments.     19,387      32,676
                                                                        ----------  ----------
           Net cash used in investing activities......................       (407)    (39,294)
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................       (171)       (188)
    Issuance of shares of common stock................................      2,076       3,521
                                                                        ----------  ----------
           Net cash provided by financing activities..................      1,905       3,333
                                                                        ----------  ----------
Net increase in cash and cash equivalents.............................     21,405     (43,672)
Cash and cash equivalents at beginning of period......................    103,751     124,625
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $  125,156  $   80,953
                                                                        ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2004 (UNAUDITED):
  Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly present our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10Q for the three months ended March 31, 2004.

  The year-end balance sheet at December 31, 2003 was derived from our audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

  Reclassifications:

  Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations or stockholders' equity.

  Recent Accounting Pronouncements

  In March 2004, the FASB approved EITF Issue 03-6 "Participating Securities and the Two-Class Method under SFAS 128". EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two- class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. As of June 30, 2004, we do not have any securities issued and outstanding subject to this pronouncement. Therefore, the adoption of EITF Issue 03-6 will not have any impact on the disclosure of earnings per share.

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

                                                             Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------    ------------------------
                                                            2003         2004           2003         2004
                                                         -----------  -----------    -----------  -----------
Numerator - basic
  Net Income (loss).................................... $    (4,589) $    22,099    $   (15,254) $    36,332
                                                         ===========  ===========    ===========  ===========
Denominator - basic
  Weighted average common stock outstanding............      94,472       96,084         94,329       95,953
                                                         ===========  ===========    ===========  ===========

Basic net income (loss) per share of common stock...... $     (0.05) $      0.23    $     (0.16) $      0.38
                                                         ===========  ===========    ===========  ===========
Numerator - diluted
  Net income (loss).................................... $    (4,589) $    22,099    $   (15,254) $    36,332
                                                         ===========  ===========    ===========  ===========
Denominator - diluted
  Weighted average common stock outstanding............      94,472       96,084         94,329       95,953
  Dilutive potential of common stock equivalents:
      Options..........................................          --        4,454             --        4,445
                                                         -----------  -----------    -----------  -----------
                                                             94,472      100,538         94,329      100,398
                                                         ===========  ===========    ===========  ===========
Diluted net income (loss) per share of common stock.... $     (0.05) $      0.22    $     (0.16) $      0.36
                                                         ===========  ===========    ===========  ===========

  Stock options to purchase 9,876,000 and 9,851,000 shares of common stock were outstanding as of June 30, 2003 and 2004 with a weighted average exercise price of $7.65 and $8.35, respectively. Anti-dilutive stock options to purchase 1,749,000 and 1,732,000 shares of common stock with weighted average exercise price of $20.25 and $20.28 were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2004, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three and six months ended June 30, 2004. These stock options were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2003 because we had a net loss for this period.

  Stock Compensation:

  We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for the three and six months ended June 30, 2003 and 2004 would have been as follows, respectively (in thousands, except for share amounts):

                                                               Three Months Ended     Six Months End
                                                                     June 30,              June 30,
                                                              --------------------  --------------------
                                                                2003       2004       2003       2004
                                                              ---------  ---------  ---------  ---------
Net income (loss), as reported.............................. $  (4,589) $  22,099  $ (15,254) $  36,332
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects...............    (1,635)    (2,341)    (3,456)    (4,293)
                                                              ---------  ---------  ---------  ---------
Pro forma net income/(loss)................................. $  (6,224) $  19,758  $ (18,710) $  32,039
                                                              =========  =========  =========  =========
Pro forma net income/(loss) per share - basic............... $   (0.07) $    0.21  $   (0.20) $    0.33
                                                              =========  =========  =========  =========
Pro forma net income/(loss) per share - diluted............. $   (0.07) $    0.20  $   (0.20) $    0.32
                                                              =========  =========  =========  =========
  Investments

  We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of two major financial institutions.

  Our investments comprise federal, state, and municipal government obligations and foreign and public corporate debt securities. Investments with maturities of less than one year at the balance sheet date are considered short-term and investments with maturities greater than one year at the balance sheet date are considered long-term. All these investments are classified as available-for- sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in Shareholders' Equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three and six months ended June 30, 2004 were not material.

  King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in these companies have been included in "Long-term available-for-sale investments." The investment not available for resale due to local securities regulations within one year at the balance sheet date is recorded at the investment cost. Investments available-for-sale are recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders' Equity as other comprehensive income. If a loss is other than temporary, it is reported as an "Impairment of equity investments." Dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

  The fair value of available-for-sale investments as of June 30, 2004 were as follows (in thousands):

                                               Amortized   Unrealized    Unrealized     Fair
                                                 Cost         Gain          Loss        Value
                                              -----------  -----------   ----------- -----------
Corporate bonds and notes................... $    20,637  $        --   $        --  $   20,637
Government bonds and notes..................     103,390            2           (39)    103,353
Foreign listed equity securities............       5,653       11,191          (173)     16,671
                                              -----------  -----------   ----------- -----------
Total bonds, notes and equity securities.... $   129,680  $    11,193   $      (212) $  140,661
                                              ===========  ===========   ===========
Less amounts classified as cash equivalents...........................                  (53,695)
                                                                                     -----------
      Total short and long-term available-for-sale investments........               $    86,966
                                                                                     ===========
Contractual maturity dates for investments in bonds and notes classified as available-for-sale:
      Less than 1 year................................................               $   62,776
      1 to 5 year.....................................................                    7,519
                                                                                     -----------
                                                                                     $    70,295
                                                                                     ===========

  The net unrealized gains as of June 30, 2004 are recorded in accumulated other comprehensive income, net of tax.

  The fair value of available-for-sale investments as of December 31, 2003 were as follows (in thousands):

                                               Amortized   Unrealized    Unrealized     Fair
                                                 Cost         Gain          Loss        Value
                                              -----------  -----------   ----------- -----------
Corporate bonds and notes................... $       184  $        --   $        -- $       184
Government bonds and notes..................     158,382           14            --     158,396
Foreign listed equity securities............       3,759        9,265          (101)     12,923
                                              -----------  -----------   ----------- -----------
Total bonds, notes and equity securities.... $   162,325  $     9,279   $      (101)$   171,503
                                              ===========  ===========   ===========
Less amounts classified as cash equivalents...........................                  (85,965)
                                                                                     -----------
      Total short and long-term available-for-sale investments........              $    85,538
                                                                                     ===========
Contractual maturity dates for investments in bonds and notes classified as available-for-sale:
      Less than 1 year................................................              $    60,569
      1 to 5 year.....................................................                   12,046
                                                                                     -----------
                                                                                    $    72,615
                                                                                     ===========

  The net unrealized gains as of December 31, 2003 are recorded in accumulated other comprehensive income, net of tax.

  Investments in privately held enterprises and certain restricted stock are accounted for using the cost method of accounting. As of June 30, 2004 the carrying value of these investments was $95.5 million which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC. As of December 31, 2003 the carrying value of these investments was $58.1 million which includes an investment of $50.0 million in GSMC. The increase of investments of $37.4 million is primarily due to an additional investment of $33.2 million in GSMC and investment of $4.0 million in Advanced Chip Engineering Technology, or ACET. As of June 30, 2004, our investment in GSMC represents 10.9% interest. Under Taiwan security regulations, certain numbers of shares must be held in a central custody account and are restricted from sale for a certain period of time. As of June 30, 2004 and December 31, 2003, the carrying value of the restricted stock investment was $2.4 million and $2.5 million, respectively.

  Selected Balance Sheet Detail

  Details of selected balance sheet accounts are as follows (in thousands):

  Inventories comprise:

                                                            December 31,   June 30,
                                                               2003          2004
                                                           -----------   -----------
Raw materials............................................ $    20,735   $    44,293
Work in process..........................................      11,265        22,444
Finished goods...........................................       9,579        17,662
Inventories held at logistics center.....................       4,541         6,862
                                                           -----------   -----------
                                                          $    46,120   $    91,261
                                                           ===========   ===========

  Inventories are stated at the lower of cost, determined on a first-in, first- out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. As of June 30, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

  Accrued expenses and other liabilities comprise:

                                                           December 31,    June 30,
                                                              2003          2004
                                                           -----------   -----------
Accrued compensation and related items................... $     4,911   $     9,825
Accrued commission.......................................       1,333         2,036
Impairment lease liability...............................         215         1,716
Accrued vendor invoice adjustment........................         233         1,136
Accrued income tax payable...............................         659            --
Accrued liabilities-related parties......................         569           725
Accrued warranty.........................................         187           122
Other accrued liabilities................................       3,804         4,934
                                                           -----------   -----------
                                                          $    11,911   $    20,494
                                                           ===========   ===========

  Changes in the accrued warranty during the second fiscal quarter of 2003 and 2004 were as follows (in thousands):

                                                            Six Months     Six Months
                                                              Ended         Ended
                                                          June 30, 2003  June 30, 2004
                                                           -----------   -----------
Beginning balance........................................ $       492   $       187
Provisions for warranty..................................         181            76
Payments/Settlements.....................................        (373)         (141)
                                                           -----------   -----------
Ending balance........................................... $       300   $       122
                                                           ===========   ===========

  Our products are generally subject to warranty and we provide for the estimated future costs of repair or replacement upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product.

  Commitments

  As of June 30, 2004, we had outstanding purchase commitments with our foundry vendors of $85.3 million for delivery in 2004. We have recorded a liability of $300,000 for adverse purchase commitments related to these commitments.

  During the third quarter of 2001 and second quarter of 2004, we recorded a charge to other operating expense of $756,000 and $1.5 million, respectively, relating to operating leases for two unoccupied buildings. These charges represent the fair value of the liability which is determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The liability may be adjusted subsequently depending on the actual sublease income we may receive. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2003 and June 30, 2004, payments made have reduced the recorded liability to $270,000 and $1.7 million, respectively.

  Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability, damages and legal defense costs arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years, with an automatic renewal provision. Our current license agreements expire from 2004 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $39.7 million. We have not recorded any liabilities as of June 30, 2004 related to these indemnities.

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

  Contingencies

  In January 1996, Atmel Corporation filed suit against SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247,000 of legal related expenses incurred by Atmel pursuant to the court order.

  The other patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. The trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was originally scheduled for April 14, 2004 and subsequently rescheduled for September 7, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

  From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2004.

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

  The following table shows our product revenues and gross profit for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                    June 30, 2003                 June 30, 2004
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    39,104  $      4,768     $    87,585  $     27,482
ASPG........................................      12,748         1,853          15,707         5,095
SPG.........................................       3,008           306          12,279         3,232
Technology Licensing........................       9,320         9,320          12,958        12,958
                                              -----------  ------------     -----------  ------------
                                             $    64,180  $     16,247     $   128,529  $     48,767
                                              ===========  ============     ===========  ============

                                                Six Months Ended              Six Months Ended
                                                    June 30, 2003                 June 30, 2004
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    75,150  $      3,057     $   151,918  $     44,209
ASPG........................................      26,523         4,754          33,782        10,501
SPG.........................................       7,108           536          21,241         6,187
Technology Licensing........................      17,108        17,108          26,021        26,021
                                              -----------  ------------     -----------  ------------
                                             $   125,889  $     25,455     $   232,962  $     86,918
                                              ===========  ============     ===========  ============
  Comprehensive Income (Loss)

  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                             Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------    ------------------------
                                                            2003         2004           2003         2004
                                                         -----------  -----------    -----------  -----------
Net income (loss)...................................... $    (4,589) $    22,099    $   (15,254) $    36,332

Other comprehensive income (loss):
   Change in net unrealized gains
      on investments, net of tax.......................       2,336       (3,122)         2,192        1,803
                                                         -----------  -----------    -----------  -----------
Total comprehensive income (loss)...................... $    (2,253) $    18,977    $   (13,062) $    38,135
                                                         ===========  ===========    ===========  ===========

  The components of accumulated other comprehensive income are as follows (in thousands):

                                                                                  December 31,   June 30,
                                                                                    2003          2004
                                                                                ------------  ------------
Net unrealized gains on availabe-for-sale investments, net of tax ........      $      9,178  $     10,981
                                                                                ============  ============
  Related Party Transactions and Balances

  The following table is a summary of our related party revenues and purchases for the three and six months ended June 30, 2003 and 2004, and our related party accounts receivable and accounts payable and accruals as of December 31, 2003 and June 30, 2004 (in thousands):

                                                 Three Months Ended            Three Months Ended
                                                    June 30, 2003                June 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,478  $         --     $     2,742  $         --
Apacer Technology, Inc......................         480           713             754            --
Silicon Professional Technology Ltd.........      33,137            --          65,551            --
Grace Semiconductor Manufacturing Corp........        --            --              --        16,411
King Yuan Electronics Company, Limited......          --         4,421              --         9,416
Powertech Technology, Incorporated..........          --         1,936              --         3,881
                                              -----------  ------------     -----------  ------------
                                             $    35,095  $      7,070     $    69,047  $     29,708
                                              ===========  ============     ===========  ============

                                                   Six Months Ended              Six Months Ended
                                                    June 30, 2003                 June 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,865  $         --     $     4,338  $         --
Apacer Technology, Inc......................         866           846           1,349           707
Silicon Professional Technology Ltd.........      68,169            --         121,919            --
Grace Semiconductor Manufacturing Corp........        --            --              --        23,360
King Yuan Electronics Company, Limited......          --         8,317              --        17,601
Powertech Technology, Incorporated..........          --         4,196              --         7,077
                                              -----------  ------------     -----------  ------------
                                             $    70,900  $     13,359     $   127,606  $     48,745
                                              ===========  ============     ===========  ============

                                                   December 31, 2003             June 30, 2004
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       232  $         --     $     1,140  $         --
Ambit Microsystems Corp.....................          --             4              --            --
Apacer Technology, Inc......................         400           736             344            --
Professional Computer Technology Limited....          --            15              --            --
Silicon Professional Technology Ltd.........      40,588           550          60,461           725
Grace Semiconductor Manufacturing Corp........        --            --              --         9,972
King Yuan Electronics Company, Limited......          --         6,896              --         9,532
Powertech Technology, Incorporated..........          --         2,533              --         3,619
                                              -----------  ------------     -----------  ------------
                                             $    41,220  $     10,734     $    61,945  $     23,848
                                              ===========  ============     ===========  ============

  Professional Computer Technology Limited, or PCT, earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we pay Silicon Professional Technology Ltd., or SPT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

  Income Taxes

  We determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a full valuation allowance against our deferred tax assets at June 30, 2004.

  Subsequent Events

  On July 16, 2004 we entered into a 2-year loan agreement with Cathay Bank, a US bank, for a $3 million revolving line of credit. The interest rate for the credit line is 3.475% per annum. The line of credit is collateralized by a $3 million certificate of deposit. The certificate of deposit matures in two years and carries an interest rate of 2.6% per annum.

  On July 16, 2004, we purchased an office building in Sunnyvale, California at the cost of $2.5 million. The cost of the purchase will be allocated between land and building. The building will be depreciated over the estimated useful life of the building using straight-line method.

  On July 28, 2004, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program will continue until December 31, 2004 unless earlier revoked by our board of directors.

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

  The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, our business could be harmed again by industry-wide downturns in the future.

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

  We derived 88.5%, 90.0% and 86.4% of our net product revenues during 2002, 2003 and the six months ended June 30, 2004, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

  Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 36.8%, 37.7% and 29.4% of our net product revenues in 2002, 2003 and the six months ended June 30, 2004, respectively.

  No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10% or more of our net product revenues during 2002, 2003 or the six months ended June 30, 2004.

  Since March 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Currently, Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2002, 2003 and the six months ended June 30, 2004, SPT serviced end customer sales accounting for 57.4%, 64.2% and 58.9% of our net product revenues recognized. As of December 31, 2003 and June 30, 2004, SPT represented 73.4% and 70.1% of our net accounts receivable, respectively.

  We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 16.9%, 29.9% and 39.1% of our product shipments in 2002, 2003 and the six months ended June 30, 2004, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 41.3%, 32.8% and 25.7% of our shipments to end users in 2002, 2003 and the six months ended June 30, 2004, respectively.

  Critical Accounting Estimates

  For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

  Results of Operations: Quarter and Six Months Ended June 30, 2004

  Net Revenues

  Net revenues were $128.5 million for the second quarter of 2004 as compared to $104.4 million in the first quarter of 2004 and $64.2 million for the second quarter of 2003. Revenues for the second quarter of 2004 increased compared to the prior quarter primarily due to increased average selling prices and unit shipments of our products. Revenues increased compared to the second quarter of last year due to increased average selling prices and increased unit shipments of our products as well as increased revenues from technology licensing. Our quarterly results are not indicative of annual results. Average selling prices and unit shipments fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $233.0 million for the six months ended June 30, 2004 as compared to $125.9 million for the comparable period in 2003. The increase from year to year was due to increased average selling prices and unit shipments of our products as well as revenues from technology licensing.

  Product Revenues. Product revenues were $115.6 million in the second quarter of 2004 as compared to $91.4 million in the first quarter of 2004 and $54.9 million for the second quarter of 2003. Product revenues increased compared to the first quarter of 2004 primarily due to increased average selling prices for our products by 8.6% and increased unit shipments by 15.2%. Product revenues increased compared to the second quarter of last year due to increased average selling prices for our products by 30.9% and increased unit shipments by 59.5%. Product revenues increased to $206.9 million in the first half of 2004 from $108.8 million in the first half of 2003 due to increased average selling prices for our products by 27.7% and increased unit shipments by 47.9%.

  Technology Licensing Revenues. Revenues from royalties and license fees were $12.9 million in the second quarter of 2004, as compared to $13.1 million in the first quarter of 2004 and $9.3 million in the second quarter of 2003. The decrease in technology licensing revenues from the first quarter of 2004 to the second quarter of 2004 is due to decreased royalty revenue offset by increased license fees recognized from existing licensees. The increase in technology licensing revenues from the second quarter of 2003 to the second quarter of 2004 is due to increased royalty from existing licensees and license fees recognized. Revenues from technology licensing increased to $26.0 million for the six months ended June 30, 2004 from $17.1 million for the comparable period in 2003. The period to period increase in technology licensing revenues is due to increased royalty from existing licensees and increased license fees recognized. We anticipate that revenues from technology licensing may fluctuate materially in the future.

  Gross Profit

  Gross profit was $48.8 million, or 37.9% of net revenues, in the second quarter of 2004 as compared to gross profit of $38.2 million, or 36.5% of net revenues, in the first quarter of 2004 and $16.2 million, or 25.3% of net revenues, in the second quarter of 2003. The increase in gross profit from the first quarter of 2004 to the second quarter of 2004 is due to improved manufacturing costs and increased unit shipments of our products by 15.2%. The increase in gross profit in the second quarter of 2004 when compared to the second quarter of 2003 is due primarily to improved manufacturing costs, increases in average selling prices and unit shipments by 30.9% and 59.5%, respectively, as well as increased revenues from technology licensing by $3.6 million. For the six months ended June 30, 2004, gross profit was $86.9 million, or 37.3% of net revenues, compared to $25.5 million, or 20.2% of net revenues, for the comparable period in 2003. Product gross margin was 31.0% for the second quarter of 2004, compared to 27.5% for the first quarter of 2004 and 12.6% for the second quarter of 2003. The increase in product gross margin from the first quarter of 2004 to the second quarter of 2004 is due to improved manufacturing costs, increased average selling prices and unit shipments. The increase in product gross margin from the second quarter of 2003 to the second quarter of 2004 relates to improved manufacturing costs, the increase of average selling prices and shipment volume of our products by 30.9% and 59.5%, respectively. Product gross margin for the six months ended June 30, 2004 increased to 29.4% from 7.7% for the comparable period in 2003. The period to period increase was primarily due to improved manufacturing costs, increased average selling prices and shipment volume by 27.7% and 47.9%, respectively. For other factors affecting our gross profit, please also see "Business Risks - We incurred material inventory valuation adjustments in 2002 and 2003 and the first half of 2004, and we may incur additional material inventory valuation adjustments in the future."

  Operating Expenses

  Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and other operating charges. Operating expenses were $25.4 million, or 19.7% of net revenues, in the second quarter of 2004, compared to $22.7 million, or 21.8% of net revenues, in the first quarter of 2004, and $20.0 million, or 31.1% of net revenues, in the second quarter of 2003. The increase from the first quarter of 2004 was primarily due to an impairment charge of $1.5 million related to operating leases for two unoccupied buildings, increased profit sharing expenses of $765,000, commissions of $147,000, and legal expenses of $240,000 incurred in connection with the legal settlement with Atmel. The increase from the second quarter of 2003 was primarily due to the impairment charge of $1.5 million, increased profit sharing expenses of $2.3 million, commission expenses of $821,000, masks and wafers of $646,000, logistic fees of $498,000, outside services of $289,000 and legal expenses of $240,000 increased in connection with the Atmel litigation, offset by decreased personnel and related expenses of $676,000 and depreciation expenses of $498,000. Operating expenses increased to $48.1 million for the six months ended June 30, 2004 from $40.3 million for the comparable period in 2003. The period to period increase was due to the impairment charge of $1.5 million, increased profit sharing expenses of $4.2 million, commission expenses of $2.0 million, bad debt expenses of $228,000, legal expenses of $360,000, and engineering mask and wafer expenses of $1.5 million, offset by decreased personnel and related expenses of $1.3 million and depreciation expense of $915,000. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative functions, and that these expenses may increase in future periods.

  Research and development. Research and development expenses include costs associated with the development of new technologies, enhancements to existing technologies, the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $12.0 million, or 9.4% of net revenues, during the second quarter of 2004, as compared to $11.8 million, or 11.3% of net revenues, during the first quarter of 2004 and $11.3 million, or 17.6% of net revenues, during the second quarter of 2003. Research and development expenses increased by 2.0% from the first quarter of 2004 to the second quarter of 2004, primarily due to increases in profit sharing expenses of $442,000 offset by the decreased vacation expenses of $166,000. Research and development expenses increased by 6.5% from the second quarter of 2003 due primarily to increased profit sharing expenses of $1.3 million, engineering mask, wafer and evaluation part expenses of $536,000, offset by decreased personnel and related expenses of $676,000 and depreciation expense of $323,000. For the six months ended June 30, 2004, research and development expenses increased to $23.8 million from $22.1 million for the comparable period in 2003. The period to period increase was primarily due to increased engineering mask, wafer and evaluation part expenses of $1.6 million, profit sharing of $2.1 million, offset by decreased personnel and related expenses of $1.2 million and decreased depreciation expense of $644,000. We expect research and development expenses may increase in dollars in future periods.

  Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $7.3 million, or 5.7% of net revenues, in the second quarter of 2004, as compared to $6.9 million, or 6.6% of net revenues, in the first quarter of 2004 and $5.2 million, or 8.1% of net revenues, during the second quarter of 2003. The increase in sales and marketing expenses by 5.0% from the first quarter of 2004 to the second quarter of 2004 was primarily attributable to increased profit sharing expenses of $149,000 and increased commissions expenses and logistic fees of $298,000 due to increased product revenues in the second quarter of 2004 offset by decreased patent fees of $134,000. The increase in sales and marketing expenses by 40.4% from the second quarter of 2003 to the second quarter of 2004 was primarily attributable to increased commissions expenses and logistic fees of $1.3 million and increased profit sharing expenses of $474,000. Sales and marketing expenses for the six months ended June 30, 2004 were $14.2 million as compared to $11.1 million for the same period in 2003. The period to period increase was primarily due to increased commissions expenses and logistic fees of $2.0 million and increased profit sharing expenses of $799,000. We expect sales and marketing expenses may increase in dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

  General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $4.6 million, or 3.6% of net revenues, in the second quarter of 2004, as compared to $4.0 million, or 3.8% of net revenues, in the first quarter of 2004 and $3.5 million, or 5.5% of net revenues, during the second quarter of 2003. General and administrative expenses in the second quarter of 2004 increased slightly from the first quarter of 2004 due to an increase in legal fees of $240,000 in connection with the Atmel litigation, profit sharing expenses of $174,000, outside services of $173,000 and personnel and related expenses of $128,000. The increase in general and administrative expenses by 30.9% from the second quarter of 2003 to the second quarter of 2004 was primarily due to increased profit sharing expenses of $524,000, legal expenses of $246,000 related to the Atmel litigation, and outside services of $189,000 offset by a decrease in depreciation expense. General and administrative expenses for the six months ended June 30, 2004 were $8.6 million as compared to $7.1 million for the same period in 2003. The period to period increase was due primarily to increases in profit sharing of $873,000, outside services of $275,000, and legal fees of $240,000 related to the Atmel litigation, offset by decreased depreciation expense of $271,000. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

  Other operating charges. During the second quarter of 2004, we recorded a charge to other operating expense of $1.5 million relating to an operating lease for two unoccupied buildings. This charge represents the fair value of the liability which is determined by the remaining lease commitment reduced by estimated sublease income relating to these two buildings. The liability may be adjusted subsequently depending on the actual sublease income we receive.

  Interest and other income. Interest and other income was $324,000, or 0.3% of net revenues, during the second quarter of 2004, as compared to $384,000, or 0.4% of net revenues, during the first quarter of 2004 and $578,000, or 0.9% of net revenues, during the second quarter of 2003. Interest income decreased from the first quarter of 2004 to the second quarter of 2004 primarily due to the decrease in average cash, cash equivalents and available- for-sale investments. Interest income decreased from the second quarter of 2003 to the second quarter of 2004, primarily due to the decrease in average cash, cash equivalents and available-for-sale investments. Interest and other income decreased to $708,000 for the six months ended June 30, 2004 from $1.0 million for the comparable period in 2003. The decrease from period to period was due to decreasing interest rates on invested cash and decreased in average cash, cash equivalents and available-for-sale investments.

  Interest and other expense. Interest and other expense was $119,000 for the second quarter of 2004 as compared to $44,000 for the first quarter of 2004 and $41,000 for the second quarter of 2003. Interest and other expense increased to $163,000 for the six months ended June 30, 2004 from $79,000 for the comparable period in 2003. The increase of interest and other expense for the second quarter of 2004 and the six months ended June 30, 2004 as compared to the first quarter of 2004 and the comparable period of 2003 is primarily due to the loss of equity investment of $71,000. Interest expense relates to interest to our notes payable.

  Provision for Income Taxes

  Our provision for taxes reflects a full valuation allowance covering all the net deferred income tax asset. During the second quarter of 2004, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. In 2003, we implemented an international tax structure which, in conjunction with the full valuation allowance, will mean that going forward we will record a tax provision as a result of foreign tax withholding and alternative minimum tax until such time that the valuation allowance against the deferred tax asset is no longer required. For the second quarter of 2004, our income tax provision was $1.5 million on pre-tax income of $23.6 million mainly consisting of foreign withholding taxes.

  Segment Reporting

  We manage our business in four reportable segments: SMPG, ASPG, SPG and Technology Licensing. Refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment.

  SMPG includes our three standard flash memory product families: the MPF family, the MPF+ family and the MTP family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. SMPG revenues were $87.6 million for the second quarter of 2004, as compared to $64.3 million in the first quarter of 2004 and $35.4 million in the second quarter of 2003. The increase in revenues from both the first quarter of 2004 and the second quarter of 2003, was primarily due to higher average selling prices by 9.6% and 46.3%, respectively, as well as increased unit shipments by 24.1% in the first quarter of 2004 and 70.8% in the second quarter of 2003. Gross margin increased from 26.0% in the first quarter of 2004 to 31.4% in the second quarter of 2004 primarily due to improved manufacturing costs, changes in product mix and increases in average selling prices. Gross margin increased from 13.2% in the second quarter of 2003 to 31.4% in the second quarter of 2004 primarily due to improved manufacturing costs, higher average selling prices and changes in product mix. For the six months ended June 30, 2004, gross margin was 29.1%, as compared to 4.4% for the comparable period in 2003. The period to period increase in gross margin was primarily due to improved manufacturing costs, increased unit shipments of our products by 53.6% and increased averaged selling price by 44.3%.

  ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. ASPG revenues were $15.7 million for the second quarter of 2004, as compared to $18.1 million in the first quarter of 2004 and $12.8 million in the second quarter of 2003. The decrease in revenues from the first quarter of 2004 was primarily due to decreased unit shipments by 14.2% offset by increased average selling price by 1.5%. The increase in revenues from the second quarter of 2003 was primarily due to the increase of unit shipments by 36.1%. For the six months ended June 30, 2004, ASPG revenues were $33.8 million, as compared to $26.6 million for the comparable period in 2003. The period to period decrease in revenues was primarily due to decreased average selling prices by 17.1%, offset by increased unit shipments by 49.6%. Gross margin increased from 29.9% in the first quarter of 2004 to 32.4% in the second quarter of 2004 primarily due to changes in product mix. Gross margin increased from 12.8% in the second quarter of 2003 to 32.4% in the second quarter of 2004 primarily due to higher average selling prices and increased unit shipments. For the six months ended June 30, 2004, gross margin was 31.1%, as compared to 15.6% for the comparable period in 2003. The period to period increase in gross margin was primarily due to changes in product mix and increased average selling prices.

  SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. SPG revenues were $12.3 million for the second quarter of 2004, as compared to $9.0 million in the first quarter of 2004 and $6.7 million in the second quarter of 2003. The increase in revenues from the first quarter of 2004 was primarily due to the increase of unit shipments by 21.0% and the increase of average selling prices by 1.4%. The increase from the second quarter of 2003 was primarily due to higher average selling prices by 29.0% and increased unit shipments by 37.5%. For the six months ended June 30, 2004, SPG revenues were $21.2 million, as compared to $13.6 million for the comparable period in 2003. The period to period increase in revenues was primarily due to increased average selling prices by 29.5% and increased unit shipments by 19.2%. Gross margin decreased from 33.0% in the first quarter of 2004 to 26.3% in the second quarter of 2004 primarily due to changes in product mix. Gross margin increased from 9.3% in the second quarter of 2003 to 26.3% in the second quarter of 2004 primarily due to increased average selling prices and unit shipments. For the six months ended June 30, 2004, gross margin was 29.1%, as compared to 8.7% for the comparable period in 2003. The period to period increase in gross margin was primarily due to increased average selling prices and changes in product mix.

  Revenue and gross profit related to Technology Licensing was $13.0 million for the second quarter of 2004, $13.1 million for the first quarter of 2004 and $9.3 million for the second quarter of 2003. The decrease in technology licensing revenues from the first quarter of 2004 to the second quarter of 2004 is due to decreased royalty offset by increased license fees recognized from existing licensees. The increase in technology licensing revenues from the second quarter of 2003 to the second quarter of 2004 is due to increased royalty from existing licensees and increased license fees recognized. For the six months ended June 30, 2004, revenue and gross profit related to Technology Licensing was $26.0 million, as compared to $17.1 million for the comparable period in 2003. The period to period increase in technology licensing revenues is due to increased royalty from existing licensees and increased license fees recognized. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

  Related Party Transactions and Balances

  The following table is a summary of our related party revenues and purchases for the quarters ended June 30, 2003 and 2004, and our related party accounts receivable and accounts payable and accruals as of December 31, 2003 and June 30, 2004 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10K for the year ended December 31, 2003.

                                                 Three Months Ended             Three Months Ended
                                                    June 30, 2003                  June 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,478  $         --     $     2,742  $         --
Apacer Technology, Inc......................         480           713             754            --
Silicon Professional Technology Ltd.........      33,137            --          65,551            --
Grace Semiconductor Manufacturing Corp........        --            --              --        16,411
King Yuan Electronics Company, Limited......          --         4,421              --         9,416
Powertech Technology, Incorporated..........          --         1,936              --         3,881
                                              -----------  ------------     -----------  ------------
                                             $    35,095  $      7,070     $    69,047  $     29,708
                                              ===========  ============     ===========  ============

                                                   Six Months Ended              Six Months Ended
                                                     June 30, 2003                 June 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,865  $         --     $     4,338  $         --
Apacer Technology, Inc......................         866           846           1,349           707
Silicon Professional Technology Ltd.........      68,169            --         121,919            --
Grace Semiconductor Manufacturing Corp........        --            --              --        23,360
King Yuan Electronics Company, Limited......          --         8,317              --        17,601
Powertech Technology, Incorporated..........          --         4,196              --         7,077
                                              -----------  ------------     -----------  ------------
                                             $    70,900  $     13,359     $   127,606  $     48,745
                                              ===========  ============     ===========  ============

                                                  December 31, 2003               June 30, 2004
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       232  $         --     $     1,140  $         --
Ambit Microsystems Corp.....................          --             4              --            --
Apacer Technology, Inc......................         400           736             344            --
Professional Computer Technology Limited....          --            15              --            --
Silicon Professional Technology Ltd.........      40,588           550          60,461           725
Grace Semiconductor Manufacturing Corp........        --            --              --         9,972
King Yuan Electronics Company, Limited......          --         6,896              --         9,532
Powertech Technology, Incorporated..........          --         2,533              --         3,619
                                              -----------  ------------     -----------  ------------
                                             $    41,220  $     10,734     $    61,945  $     23,848
                                              ===========  ============     ===========  ============

  PCT earns commissions for point-of-sales to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we pay SPT a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

  Liquidity and Capital Resources

  Operating activities. Our operating activities used cash of $7.8 million for the six months ended June 30, 2004 as compared to providing cash of $19.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, our primary usage of operating cash flow were the increased purchases of inventory and increased accounts receivable from both related and unrelated parties offset by the increase of accounts payable to both related and unrelated parties. The increase of accounts receivable from both related and unrelated parties is due to the increase of sales during the period. We measure the effectiveness of our collection efforts by an analysis of average days sales outstanding. Days sales outstanding were 67 days for the six months ended June 30, 2004 as compared to 51 days for the comparable period in 2003. The increase of days sales outstanding from period to period is primarily due to the increase of sales to SPT which is at net 75 days terms. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

  Investing activities. Our investing activities used cash of $39.3 million for the six months ended June 30, 2004 as compared to $407,000 for the six months ended June 30, 2003. Investing activities in the six months ended June 30, 2004 were primarily related to our additional investments in Grace Semiconductor Manufacturing Corporation of $33.2 million, new equity investment in ACET of $4.0 million and capital expenditure of $2.2 million. Investing activities in the six months ended June 30, 2003 were primarily related to capital expenditures of $680,000, offset by net sales and maturities of available-for-sale investments of $273,000.

  Financing activities. Our financing activities provided cash of $3.3 million and $1.9 million during the six months ended June 30, 2004 and 2003, respectively. Cash provided by financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $3.5 million and $2.1 million in the six months ended June 30, 2004 and 2003, respectively.

  Principal sources of liquidity at June 30, 2004 consisted of $167.9 million of cash, cash equivalents, and short-term and long-term available-for- sale investments.

  Purchase Commitments. As of June 30, 2004, we had outstanding purchase commitments with our foundry vendors of $85.3 million for delivery in 2004. We have recorded a liability of $300,000 for adverse purchase commitments.

  Lease Commitments. We have long-term, non- cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During the third quarter of 2001 and second quarter of 2004, we recorded a charge to other operating expense of $756,000 and $1.5 million, respectively, relating to an operating lease for two unoccupied buildings. These charges represent the fair value of the liability which is determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The liability may be adjusted subsequently depending on the actual sublease income we may receive in subleases for the buildings and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At December 31, 2003 and June 30, 2004, payments made have reduced the recorded liability to $270,000 and $1.7 million, respectively.

  Future payments due under building lease, purchase commitments and other contractual obligations as of June 30, 2004 (in thousands):

                                          Less than                        More than
Contractual obligations          Total     1 year    2-3 years  4-5 years   5 years
-----------------------------  ---------  ---------  ---------  ---------  ---------
Notes payable................ $     679  $     415  $     264  $      --  $      --
Operating leases.............    15,996      3,609      4,984      5,243      2,160
Purchase commitments.........    85,271     85,271         --         --         --
Other long-term liability....       556         --        556         --         --
                               ---------  ---------  ---------  ---------  ---------
Total........................ $ 102,502  $  89,295  $   5,804  $   5,243  $   2,160
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

  On May 7, 2002, a judgment was entered against us regarding the infringement of two U.S. patents in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing and in December 2003 we paid Atmel $37.8 million to satisfy the judgment including statutory interest accrued during the appeals for the patent '811 and 829'. In addition, on June 28, 2004 we paid $247,000 of legal related expenses incurred by Atmel pursuant to the court order. The other patent remaining in the case, the '903 patent, is originally scheduled for settlement conference before a magistrate judge on April 14, 2004 and subsequently rescheduled for September 7, 2004. In the event of unfavorable outcome of the settlement conference, we may have to make an additional payment. For more information, please also see "Business Risks - If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages."

  From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2004.

  Recent Accounting Pronouncements

  In March 2004, the FASB approved EITF Issue 03-6 "Participating Securities and the Two-Class Method under FAS 128". EITF Issue 03-6 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two- class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No.123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. As of June 30, 2004, we do not have any securities issued and outstanding subject to this pronouncement. Therefore, the adoption of EITF Issue 03-6 will not have any impact on the disclosure of EPS.

  Business Risks

  Risks Related to Our Business

  Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

  Although we were profitable for the fourth quarter of 2003 and the first two quarters of 2004, we incurred net losses for 2001, 2002 and in the first nine months of 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

  We incurred significant inventory valuation adjustments in 2002, 2003 and the first half of 2004, and we may incur additional significant inventory valuation adjustments in the future.

  We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of June 30, 2004, we had $91.3 million of inventory on hand, an increase of $45.1 million, or 97.9%, from December 31, 2003. Total valuation adjustments to inventory were $9.2 million in 2002, $6.7 million in 2003 and $3.6 million in the six months ended June 30, 2004. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of June 30, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

  Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

  Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, our business could be harmed by industry-wide fluctuations in the future.

  Our business may suffer due to risks associated with international sales and operations.

  During 2002, 2003 and the six months ended June 30, 2004, our export product and licensing revenues accounted for 92.0%, 92.9% and 86.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

  We derived 88.5%, 90.0% and 86.4% of our net product revenues from Asia during 2002, 2003 and the six months ended June 30, 2004, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash. It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results, and stock price.

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

  Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2002, 2003 and the six months ended June 30, 2004, SPT serviced end customer shipments accounted for 57.4%, 64.2% and 58.9% of our net product revenues recognized, respectively. As of December 31, 2003 and June 30, 2004, the accounts receivable from SPT accounted for 73.4% and 70.1%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

  We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 90 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

  Our litigation may be expensive, may be protracted and confidential information may be compromised. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. On December 12, 2003, we paid Atmel $37.8 million to satisfy the judgement plus statutory interest accrued during the appeal. In addition, on June 28, 2004 we paid $247,000 of legal related expenses incurred by Atmel pursuant to the court order. The `903 patent case still remains open. The court found that we infringed the `903 patent but the jury was unable to unanimously decide whether the `903 is valid and a mistrial was declared. A settlement conference was originally scheduled for April 14, 2004 and subsequently rescheduled for September 7, 2004. If we are not able to reach a settlement agreement, the court may set a date for a new trial. If we are not successful in reaching a settlement, litigation may continue to consume substantial amounts of our financial and managerial resources. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

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

  A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

  The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, our business could be harmed again by industry-wide prolonged downturns in the future

  There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of June 30, 2004, the recorded value of our Apacer investment was $4.4 million. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at June 30, 2004 of $83.2 million, $0.9 million $16.4 million and $0.6 million, respectively.

  At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of June 30, 2004, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash and cash equivalents and available-for-sale investments as of June 30, 2004 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $  80,953      0.5%
  Short-term available-for-sale investments - fixed rate...................    62,776      1.3%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....     7,519      1.6%
                                                                             ---------
                                                                            $ 151,248      0.9%
                                                                             =========

  Item 4. Controls and Procedures

  Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

  In January 1996, Atmel Corporation filed suit against the SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247,000 of legal related expenses incurred by Atmel pursuant to the court order.

  The other patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. Trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for September 7, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

  From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2004.

  Item 4. Submission of Matters to a Vote of Security Holders

  Our Annual Meeting of Shareholders was held on June 4, 2004. At the Annual Meeting, the shareholders:

    elected the persons listed below to serve as a director of SST for the ensuing year and until their successors are elected, approved an amendment to our Bylaws, to increase the authorized number of directors from the current range of three to five directors to a range of five to seven directors, ratified the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004.

  On April 20, 2004, the record date of the Annual Meeting, we had 95,933,101 shares of Common Stock outstanding. At the Annual Meeting, holders of 88,323,296 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

  Proposal 1 - Election of Directors

Director	Votes in Favor	Withheld

Bing Yeh	86,433,587	1,889,709
Yaw Wen Hu	86,141,491	2,181,805
Tsuyoshi Taira	62,789,546	25,533,750
Yasushi Chikagami	87,034,867	1,288,429
Ronald Chwang	86,720,967	1,602,329

  Proposal 2 - Approval of Bylaws, as Amended

Votes in Favor	88,005,689
Votes Against	276,877
Abstentions	40,730

  Proposal 3 - Ratification of Selection of Independent Accountant

Votes in Favor	87,463,934
Votes Against	823,112
Abstentions	36,250

  Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

  We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2003.

3.1	Bylaws of Silicon Storage Technology, Inc., as amended.
31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

  (b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

  On April 21, 2004, we filed a current report on Form 8-K dated April 21, 2004 in connection with the issuance of a press release dated April 21, 2004 announcing our financial results for the first quarter of 2004. The press release was furnished under Item 12.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 5th day of August, 2004.

SILICON STORAGE TECHNOLOGY, INC.

  By:

  /s/ BING YEH
  Bing Yeh
  President and Chief Executive Officer
  (Principal Executive Officer)

  /s/ JACK K. LAI
  Jack K. Lai
  Vice President Finance & Administration,
  Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)