Form 10-Q
period 2004-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2004-11-16
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2004: 94,088,714.

SILICON STORAGE TECHNOLOGY, INC.
FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2004
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                         ------------------------    ------------------------
                                                            2003         2004           2003         2004
                                                         -----------  -----------    -----------  -----------
Net revenues:
     Product revenues - unrelated parties.............. $    21,069  $    52,840    $    58,950  $   132,175
     Product revenues - related parties................      44,328       48,420        115,228      176,026
     Technology licensing..............................       8,538       10,912         25,646       36,933
                                                         -----------  -----------    -----------  -----------
          Total net revenues...........................      73,935      112,172        199,824      345,134
                                                         -----------  -----------    -----------  -----------
Cost of revenues:
     Cost of revenues - unrelated parties..............      17,953       35,434         53,300       86,808
     Cost of revenues - related parties................      37,641       37,154        102,728      131,824
                                                         -----------  -----------    -----------  -----------
          Total cost of revenues.......................      55,594       72,588        156,028      218,632
                                                         -----------  -----------    -----------  -----------
Gross profit...........................................      18,341       39,584         43,796      126,502
                                                         -----------  -----------    -----------  -----------
Operating expenses:
     Research and development..........................      10,746       13,311         32,810       37,156
     Sales and marketing...............................       5,300        7,262         16,432       21,461
     General and administrative........................       3,207        4,259         10,288       12,837
     Other operating expenses..........................      36,478           --         36,478        1,479
                                                         -----------  -----------    -----------  -----------
          Total operating expenses.....................      55,731       24,832         96,008       72,933
                                                         -----------  -----------    -----------  -----------
Income (loss) from operations..........................     (37,390)      14,752        (52,212)      53,569
Interest and other income..............................       1,330          684          2,364        1,392
Interest and other expense.............................         (30)         (22)          (109)        (185)
Minority interest......................................          --          (42)            --          (42)
                                                         -----------  -----------    -----------  -----------
Income (loss) before provision for income taxes..........   (36,090)      15,372        (49,957)      54,734
Provision for income taxes.............................      22,928          850         24,315        3,880
                                                         -----------  -----------    -----------  -----------
Net income (loss)...................................... $   (59,018) $    14,522    $   (74,272) $    50,854
                                                         ===========  ===========    ===========  ===========

Net income (loss) per share - basic.................... $     (0.62) $      0.15    $     (0.79) $      0.53
                                                         ===========  ===========    ===========  ===========

Shares used in per share calculation - basic...........      95,002       94,896         94,553       95,601
                                                         ===========  ===========    ===========  ===========

Net income (loss) per share - diluted.................. $     (0.62) $      0.15    $     (0.79) $      0.51
                                                         ===========  ===========    ===========  ===========

Shares used in per share calculation - diluted.........      95,002       97,491         94,553       99,429
                                                         ===========  ===========    ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

                                                                    December 31, September 30,
                                                                        2003         2004
                                                                   ------------  ------------
                             ASSETS

Current assets:
    Cash and cash equivalents.................................... $    124,625  $     88,876
    Short-term available-for-sale investments....................       60,569        32,558
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,118 at December 31, 2003 and
      $1,223 at September 30, 2004...............................       14,110        29,490
    Trade accounts receivable-related parties....................       41,220        34,035
    Inventories..................................................       46,120       138,453
    Other current assets.........................................       13,232        15,685
                                                                   ------------  ------------
         Total current assets....................................      299,876       339,097
Equipment, furniture and fixtures, net...........................       11,325        15,619
Equity investment, GSMC..........................................       50,000        83,150
Equity investments, other........................................        8,077        11,930
Long-term available-for-sale investments.........................       24,969        20,188
Other assets.....................................................        2,114        12,264
                                                                   ------------  ------------
         Total assets............................................ $    396,361  $    482,248
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        393  $        427
    Trade accounts payable-unrelated parties.....................       37,342        56,618
    Trade accounts payable-related parties.......................       10,165        17,925
    Accrued expenses and other liabilities.......................       11,911        22,843
    Deferred revenue.............................................        3,630         3,333
                                                                   ------------  ------------
         Total current liabilities...............................       63,441       101,146
Other liabilities................................................        1,423         1,385
Minority interest................................................           --         2,332
                                                                   ------------  ------------
         Total liabilities.......................................       64,864       104,863
                                                                   ------------  ------------
Commitments and Contingencies (Notes 5 and 6)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 95,328 shares at December 31, 2003
    and 94,034 shares at September 30, 2004......................      345,384       335,694
Accumulated other comprehensive income...........................        9,178        13,902
Retained earnings/(Accumulated deficit)..........................      (23,065)       27,789
                                                                   ------------  ------------
         Total shareholders' equity..............................      331,497       377,385
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    396,361  $    482,248
                                                                   ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                           2003        2004
                                                                        ----------  ----------
Cash flows from operating activities:
    Net income (loss)................................................. $  (74,272) $   50,854
    Adjustments to reconcile net income/(loss) to net cash
      provided by/(used in) operating activities:
       Depreciation and amortization..................................      5,995       4,507
       Purchased in-process research and development..................         --       1,737
       Equity investment impairment...................................         --         497
       Impairment loss on operating lease.............................         --       1,489
       Provision (credit) for doubtful accounts receivable............        (56)        158
       Provision (credit) for sales returns...........................       (356)        391
       Provision for  write-down of
         inventories and adverse purchase commitments.................      6,234      11,513
       Deferred income taxes..........................................     22,318          --
       Tax benefit from employee stock plans..........................      1,251          --
       (Gain)/Loss on disposal of equipment, furniture and fixtures...        114         (35)
       Adjustment on equity method investment.........................         --          71
       Gain on sale of equity investments.............................       (649)         --
       Minority interest..............................................         --          42
    Changes in operating assets and liabilities, net of acquisition:
       Trade accounts receivable-unrelated parties....................      2,304     (10,593)
       Trade accounts receivable-related parties......................    (10,317)      7,215
       Inventories....................................................     27,907     (97,444)
       Other current and non-current assets...........................     17,609      (3,780)
       Trade accounts payable-unrelated parties.......................     (4,127)     16,257
       Trade accounts payable-related parties.........................        327       7,397
       Accrued expenses and other liabilities.........................     29,094       5,530
       Deferred revenue...............................................      3,370        (297)
                                                                        ----------  ----------
           Net cash provided by/(used in) operating activities........     26,746      (4,491)
                                                                        ----------  ----------
Cash flows from investing activities:
    Acquisitions of Emosyn, net of cash received......................         --     (15,963)
    Investment in equity securities...................................         --     (38,351)
    Purchase of equipment, furniture and fixtures.....................     (1,082)     (6,114)
    Sale of fixed assets..............................................         --          35
    Purchases of available-for-sale investments.......................    (35,087)    (56,925)
    Sales and maturities of available-for-sale and equity investments.     31,362      95,221
                                                                        ----------  ----------
           Net cash used in investing activities......................     (4,807)    (22,097)
                                                                        ----------  ----------
Cash flows from financing activities:
    Notes payable repayments, net.....................................       (261)       (291)
    Issuance of shares of common stock................................      3,668       5,163
    Repurchase of common stock........................................         --     (14,853)
    Minority interest: capital contribution in cash...................         --         820
                                                                        ----------  ----------
           Net cash provided by/(used in) financing activities........      3,407      (9,161)
                                                                        ----------  ----------
Net increase in cash and cash equivalents.............................     25,346     (35,749)
Cash and cash equivalents at beginning of period......................    103,751     124,625
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $  129,097  $   88,876
                                                                        ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 2004 (UNAUDITED):
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

  Reclassifications:

  Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations or Shareholders' Equity.

  Recent Accounting Pronouncements

  In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN No. 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. We have reviewed our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46 as of March 31, 2004. We concluded that we are not the primary beneficiary of, or hold an interest in, a variable interest entity.

  In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, "the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than- temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standard, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements are effective for the third quarter of 2004 and will be applied prospectively to all current and future investments. The adoption of EITF 03-1 did not have a material effect on our financial position or results of operations.

  In October 2004, FASB approved EITF Issue 04-1 "Accounting for Preexisting Relationships between the Parties to a Business Combinations". The consensuses in this Issue should be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning December 31, 2004. Early application of the consensuses is permitted in periods for which financial statements have not been issued. We adopted EITF Issue 04-1 during the quarter ended September 30, 2004. The adoption of EITF Issue 04-1 did not have a significant impact on our financial position or results of operations.

  In October 2004, the FASB approved EITF Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" which addresses an issue in the application of paragraph 19 of FASB statement No. 131, Disclosures about Segments of an Enterprise and related information. The consensus in this Issue should be applied for fiscal years ending after October 13, 2004. We are currently assessing the impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.

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

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                    ------------------------  ------------------------
                                                       2003         2004          2003         2004
                                                    -----------  -----------  -----------------------
Numerator - basic
  Net Income (loss)............................... $   (59,018) $    14,522  $   (74,272) $    50,854
                                                    ===========  ===========  ===========  ===========
Denominator - basic
  Weighted average common stock outstanding.......      95,002       94,896       94,553       95,601
                                                    ===========  ===========   ===========  ===========

Basic net income (loss) per share of common stock. $     (0.62) $      0.15  $     (0.79) $      0.53
                                                    ===========  ===========   ===========  ===========
Numerator - diluted
  Net income (loss)............................... $   (59,018) $    14,522  $   (74,272) $    50,854
                                                    ===========  ===========   ===========  ===========
Denominator - diluted
  Weighted average common stock outstanding.......      95,002       94,896       94,553       95,601
  Dilutive potential of common stock:
      Options......................................         --        2,595           --        3,828
                                                    -----------  -----------  -----------  -----------
                                                        95,002       97,491       94,553       99,429
                                                    ===========  ===========  ===========  ===========
Diluted net income (loss) per share of common stock$     (0.62) $      0.15  $     (0.79) $      0.51
                                                    ===========  ===========  ===========  ===========

  Stock options to purchase 9,537,000 and 9,832,000 shares of common stock were outstanding as of September 30, 2003 and 2004 with a weighted average exercise price of $7.61 and $8.31, respectively. Anti-dilutive stock options to purchase 4,979,000 and 4,861,000 shares of common stock with weighted average exercise price of $13.57 and $13.65 were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2004, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three and nine months ended September 30, 2004. Stock options to purchase 3,431,000 and 2,423,000 shares were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2003 because we had a net loss for these periods and inclusion of the options would have been anti-dilutive.

  Stock Compensation:

  We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2003 and 2004 would have been as follows, respectively (in thousands, except for share amounts):

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                         --------------------  --------------------
                                                           2003       2004       2003       2004
                                                         ---------  ---------  ---------  ---------
Net income (loss), as reported......................... $ (59,018) $  14,522  $ (74,272) $  50,854
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects...........   (1,675)    (2,053)    (5,131)    (6,346)
                                                         ---------  ---------  ---------  ---------
Pro forma net income/(loss)............................ $ (60,693) $  12,469  $ (79,403) $  44,508
                                                         =========  =========  =========  =========
Pro forma net income/(loss) per share - basic.......... $   (0.64) $    0.13  $   (0.84) $    0.47
                                                         =========  =========  =========  =========
Pro forma net income/(loss) per share - diluted........ $   (0.64) $    0.13  $   (0.84) $    0.45
                                                         =========  =========  =========  =========

  The fair value of each option grant for both our 1995 Equity Incentive Plan and our 1995 Non-Employee Directors' Stock Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for the three months and nine months ended September 30, 2003 and 2004, respectively:

                                                               Three Months Ended    Nine Months Ended
                                                                  September 30,        September 30,
                                                              --------------------  --------------------
                                                                2003       2004       2003       2004
                                                              ---------  ---------  ---------  ---------
Risk-free interest rate.....................................       2.7%       3.9%   2.4-2.9%   2.7-3.9%
Expected term of option.....................................  5.5 years  5.7 years  5.6 years  5.8 years
Expected volatility.........................................       100%        96%       100%        97%
Expected dividend yield.....................................         0%         0%         0%         0%

  The weighted average fair value of options granted under both stock option plans during the three months and nine months ended September 30, 2004 was $6.20 and $10.5, respectively.

  The fair value of each stock purchase right under our 1995 Employee Stock Purchase Plan, or the Purchase Plan, is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for the three months and nine months ended September 30, 2003 and 2004, respectively:

                                                               Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2003       2004       2003       2004
                                                              ---------  ---------  ---------  ---------
Risk-free interest rate.....................................       1.1%       2.2%   1.0-1.4%   1.3-2.2%
Expected term of option.....................................  0.5 years  0.5 years  0.5 years  0.5 years
Expected volatility.........................................        99%        70%        86%        74%
Expected dividend yield.....................................         0%         0%         0%         0%

  The weighted average valuation of right grants under the Purchase Plan during the three months and nine months was $11.92 and $6.54, respectively.

  Option grants and Purchase Plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the period.

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

  King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in these companies have been included in "Long-term available-for-sale investments." A portion of these investments is not available within one year of the balance sheet date for resale due to local securities regulations and is recorded at the investment cost. Investments available-for-sale are recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders' Equity as other comprehensive income. If a loss is other than temporary, it is reported as an "Impairment of equity investments."

  In September 2004, we recognized a $497,000 loss from the impairment of our equity investment in Insyde because Insyde's stock price had declined below the acquisition cost for more than six months. The impairment was considered to be "other than temporary" in nature, thus the investment value was permanently written down to reflect the fair market value of the investment at September 30, 2004, and the loss has been classified as other expenses.

  Dividends and other distributions of earnings from the investees, if any, are included in other income when declared. Dividends for the three and nine months ended September 30, 2004 were $802,000 and $824,000.

  The fair value of available-for-sale investments as of September 30, 2004 were as follows (in thousands):

                                               Amortized    Unrealized     Unrealized     Fair
                                                 Cost          Gain           Loss        Value
                                              -----------  ------------   ------------ -----------
Corporate bonds and notes................... $     2,135  $         --   $         -- $     2,135
Government bonds and notes..................      92,396            --            (26)     92,370
Foreign listed equity securities............       6,260        13,928             --      20,188
                                              -----------  ------------   ------------ -----------
Total bonds, notes and equity securities.... $   100,791  $     13,928   $        (26)    114,693
                                              ===========  ============   ============
Less amounts classified as cash and cash equivalents...................                   (61,947)
                                                                                       -----------
      Total short and long-term available-for-sale investments.........               $    52,746
                                                                                       ===========
Contractual maturity dates for investments in bonds and notes classified as available-for-sale:
      Less than 1 year.................................................               $    32,558
      1 to 5 year......................................................                        --
                                                                                       -----------
                                                                                      $    32,558
                                                                                       ===========

  The net unrealized gains as of September 30, 2004 are recorded in accumulated other comprehensive income, net of tax.

  The fair value of available-for-sale investments as of December 31, 2003 were as follows (in thousands):

                                               Amortized    Unrealized     Unrealized     Fair
                                                 Cost          Gain           Loss        Value
                                              -----------  ------------   ------------ -----------
Corporate bonds and notes................... $       184  $         --   $         -- $       184
Government bonds and notes..................     158,382            14             --     158,396
Foreign listed equity securities............       3,759         9,265           (101)     12,923
                                              -----------  ------------   ------------ -----------
Total bonds, notes and equity securities.... $   162,325  $      9,279   $       (101)    171,503
                                              ===========  ============   ============
Less amounts classified as cash equivalents............................                   (85,965)
                                                                                       -----------
      Total short and long-term available-for-sale investments.........               $    85,538
                                                                                       ===========
Contractual maturity dates for investments in bonds and notes classified as available-for-sale:
      Less than 1 year.................................................               $    60,569
      1 to 5 year......................................................                    12,046
                                                                                       -----------
                                                                                      $    72,615
                                                                                       ===========

  The net unrealized gains as of December 31, 2003 are recorded in accumulated other comprehensive income, net of tax.

  Investments in privately held enterprises and certain restricted stocks are accounted for using the cost method of accounting. As of September 30, 2004 the carrying value of these investments was $95.1 million which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC which represents a 10.5% interest. As of December 31, 2003, the carrying value of these investments was $58.1 million which includes an investment of $50.0 million in GSMC.

  Under Taiwan security regulations, certain numbers of shares must be held in a central custody account and are restricted from resale for a certain period of time. As of September 30, 2004 and December 31, 2003, the carrying value of the restricted stock investment was $1.9 million and $2.5 million, respectively, and are included in non-current other assets.

  Selected Balance Sheet Detail

  Details of selected balance sheet accounts are as follows (in thousands):

  Inventories comprise:

                                                           December 31,   September 30,
                                                               2003           2004
                                                           ------------   ------------
Raw materials............................................ $     20,735   $     62,768
Work-in-process..........................................       11,265         25,270
Finished goods...........................................        9,579         41,511
Inventories held at logistics center.....................        4,541          8,904
                                                           ------------   ------------
                                                          $     46,120   $    138,453
                                                           ============   ============

  Inventories are stated at the lower of cost, determined on a first-in, first- out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. As of September 30, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

  Accrued expenses and other liabilities comprise:

                                                           December 31,   September 30,
                                                               2003           2004
                                                           ------------   ------------
Accrued compensation and related items................... $      4,911   $      7,260
Accrued adverse purchase commitment......................          537          2,910
Accrued commission.......................................        1,333          1,963
Impairment lease liability...............................          215          1,395
Accrued vendor invoice...................................          233          1,075
Accrued income tax payable...............................          659          2,034
Accrued liabilities-related parties......................          569          1,148
Accrued warranty.........................................          235            681
Other accrued liabilities................................        3,219          4,377
                                                           ------------   ------------
                                                          $     11,911   $     22,843
                                                           ============   ============

  Changes in the accrued warranty during the third fiscal quarter of 2003 and 2004 were as follows (in thousands):

                                                           Nine Months    Nine Months
                                                              Ended          Ended
                                                           September 30,  September 30,
                                                               2003           2004
                                                           ------------   ------------
Beginning balance........................................ $        492   $        187
Provisions for warranty..................................          257            965
Payments/Settlements.....................................         (514)          (471)
                                                           ------------   ------------
Ending balance........................................... $        235   $        681
                                                           ============   ============

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

  Commitments

  As of September 30, 2004, we had outstanding purchase commitments with our foundry vendors of $98.8 million for delivery in 2004. We have recorded a liability of $2.9 million for adverse purchase commitments related to these commitments.

  During the second quarter of 2004, we recorded a charge to other operating expense of $1.5 million, relating to operating leases for two unoccupied buildings. The charge represents the fair value of the liability which is determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The liability may be adjusted subsequently depending on the actual sublease income we may receive. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. We expect to incur additional charges in the fourth quarter of 2004 when we vacate additional buildings. However, the impact is expected to be immaterial. At September 30, 2004, payments made have reduced the recorded liability to $1.4 million which is expected to be paid over the remaining lease term.

  Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability, damages and legal defense costs arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years, with an automatic renewal provision. Our current license agreements expire from 2004 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $39.7 million. We have not recorded any liabilities related to these indemnities as these liabilities are contingent and it is less than probable any amount can be reasonably estimated as of September 30, 2004.

  During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liabilities for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable.

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

  The other patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. The trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was originally scheduled for April 14, 2004 and subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

  From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2004.

  Line of Credit

  On July 16, 2004 we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in two years and carries an interest rate of 2.6% per annum. As of September 30, 2004, we had no borrowings under our line of credit.

  Stock Repurchase Program

  On July 28, 2004, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases may be made in the open market at prevailing market prices or in negotiated transactions off the market, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program is expected to continue until December 31, 2004 unless shortened or extended by our board of directors. Approximately 2,574,000 shares were repurchased under this program during the three months ended September 30, 2004 for an aggregate purchase price of $14.9 million. The purchase prices ranged from $5.48 to $6.12 per share.

  Acquisition of Emosyn

  On September 10, 2004, we consummated the acquisition of a majority ownership of privately held Emosyn LLC for an aggregate cash purchase price of approximately $16.0 million including costs related to the acquisition. Emosyn LLC is a semiconductor manufacturer specializing in the design and marketing of smart card ICs for subscriber identification module, or SIM, card applications. We believe that the acquisition will help Emosyn leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for Emosyn's smart card products. The acquisition also provides us the opportunity to establish SuperFlash technology as the technology-of- choice in the strategically important smart card products. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition.

  The total purchase price was included to the estimated fair value of the assets acquired and liabilities assumed, based on an independent appraisal as follows (in thousands):

Fair value of tangible net assets acquired                $     10,443
Existing technology                                              5,268
In-process research and development                              1,737
Trade name                                                         955
Customer base                                                      480
Backlog                                                            622
Trade accounts payable, accrued expenses and other liabilit     (3,542)
                                                           ------------
Total purchase price                                      $     15,963
                                                           ============

  We valued the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 30% for existing technology, trade name and customer base, 50% for in-process research and development, and 18% for backlog, respectively. The existing technology and trade name will be amortized to cost of revenues over its estimated life of six to ten years. The customer base and backlog will be amortized to cost of revenues over its estimated life of one to three years. As of September 30, 2004, existing technology, trade name, customer base and backlog are all included in other assets.

  In-process research and development acquired of approximately $1.7 million was expensed and included in research and development expenses as of the date of the acquisition. We estimate the acquired IP R&D was approximately 30% completed as of the date of the acquisition.

  The following unaudited pro forma financial information presents the combined results of operations of Emosyn as if the acquisition had occurred as of the beginning of 2004 and 2003. The pro forma financial information does not necessarily reflect the results of operations that would have occurred has the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                  ------------------------    ------------------------
      (in thousands, except per share data)          2003         2004           2003         2004
                                                  -----------  -----------    -----------  -----------
Pro forma revenues.............................. $    75,672  $   118,640    $   204,759  $   365,715
                                                  ===========  ===========    ===========  ===========
Pro forma net income/(loss)..................... $   (60,507) $    14,985    $   (79,577) $    48,907
                                                  ===========  ===========    ===========  ===========
Pro forma net income/(loss) per share - basic... $     (0.64) $      0.16    $     (0.84) $      0.51
                                                  ===========  ===========    ===========  ===========
Pro forma net income/(loss) per share - diluted. $     (0.64) $      0.15    $     (0.84) $      0.49
                                                  ===========  ===========    ===========  ===========
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

  We manage our business in five reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, Emosyn and Technology Licensing. We do not allocate operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit's performance.

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

  Emosyn includes flash memory based microprocessor chips. The Theseus Platinum product family specifically targets the smart card market through the sales of the TP-40, TP-62, TP-100 and TP-130 products. These products are used primarily in cell phone applications, and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. We acquired a majority ownership of Emosyn on September 10, 2004. The segment data is reflected from this date through the end of the quarter.

  Technology Licensing includes both license fees and royalties.

  The following table shows our product revenues and gross profit for each segment (in thousands):

                                                 Three Months Ended            Three Months Ended
                                                 September 30, 2003            September 30, 2004
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    42,954  $      5,055     $    65,906  $     18,292
ASPG........................................      14,954         2,819          20,279         5,819
SPG.........................................       7,489         1,929          11,622         4,224
Emosyn......................................          --            --           3,453           337
Technology Licensing........................       8,538         8,538          10,912        10,912
                                              -----------  ------------     -----------  ------------
                                             $    73,935  $     18,341     $   112,172  $     39,584
                                              ===========  ============     ===========  ============

                                               Nine Months Ended            Nine Months Ended
                                                  September 30, 2003           September 30, 2004
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues       Profit
                                              -----------  ------------     -----------  ------------
SMPG........................................ $   111,616  $      8,074     $   217,824  $     62,501
ASPG........................................      41,515         6,972          54,061        16,320
SPG.........................................      21,047         3,104          32,863        10,411
Emosyn......................................          --            --           3,453           337
Technology Licensing........................      25,646        25,646          36,933        36,933
                                              -----------  ------------     -----------  ------------
                                             $   199,824  $     43,796     $   345,134  $    126,502
                                              ===========  ============     ===========  ============

  Comprehensive Income (Loss)

  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                         ------------------------    ------------------------
                                                            2003         2004            2003         2004
                                                         -----------  -----------    -----------  -----------
Net income (loss)...................................... $   (59,018) $    14,522    $   (74,272) $    50,854

   Change in net unrealized gains
      on investments, net of tax.......................       9,389        2,921         11,581        4,724
                                                         -----------  -----------    -----------  -----------
Total comprehensive income (loss)...................... $   (49,629) $    17,443    $   (62,691) $    55,578
                                                         ===========  ===========    ===========  ===========

  The components of accumulated other comprehensive income are as follows (in thousands):

                                                                 December 31, September 30,
                                                                    2003          2004
                                                                ------------  ------------
Net unrealized gains on availabe-for-sale investments, net of  $      9,178  $     13,902
                                                                ============  ============
  Related Party Transactions and Balances

  The following table is a summary of our related party revenues and purchases for the three and nine months ended September 30, 2003 and 2004, and our related party accounts receivable and accounts payable and accruals as of December 31, 2003 and September 30, 2004 (in thousands):

                                                  Three Months Ended           Three Months Ended
                                                  September 30, 2003           September 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,024  $         --     $     1,843  $         --
Apacer Technology, Inc......................         514           721             469            --
Professional Computer Technology Limited....          --            --              --            --
Silicon Professional Technology Ltd.........      42,790            --          46,108            --
Grace Semiconductor Manufacturing Corp......          --            --              --         4,246
King Yuan Electronics Company, Limited......          --         4,722              --        10,741
Powertech Technology, Incorporated..........          --         2,251              --         4,346
                                              -----------  ------------     -----------  ------------
                                             $    44,328  $      7,694     $    48,420  $     19,333
                                              ===========  ============     ===========  ============

                                                  Nine Months Ended             Nine Months Ended
                                                  September 30, 2003            September 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     2,889  $         --     $     6,181  $         --
Apacer Technology, Inc......................       1,380         1,567           1,818           707
Silicon Professional Technology Ltd.........     110,959            --         168,027            --
Grace Semiconductor Manufacturing Corp......          --            --              --        27,606
King Yuan Electronics Company, Limited......          --        13,039              --        28,342
Powertech Technology, Incorporated..........          --         6,447              --        11,423
                                              -----------  ------------     -----------  ------------
                                             $   115,228  $     21,053     $   176,026  $     68,078
                                              ===========  ============     ===========  ============

                                                  December 31, 2003             September 30, 200
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       232  $         --     $       667  $         --
Ambit Microsystems Corp.....................          --             4              --            --
Apacer Technology, Inc......................         400           736             285            --
Professional Computer Technology Limited....          --            15              --            67
Silicon Professional Technology Ltd.........      40,588           550          33,083           530
Grace Semiconductor Manufacturing Corp......          --            --              --         3,037
King Yuan Electronics Company, Limited......          --         6,896              --        11,622
Powertech Technology, Incorporated..........          --         2,533              --         3,816
                                              -----------  ------------     -----------  ------------
                                             $    41,220  $     10,734     $    34,035  $     19,072
                                              ===========  ============     ===========  ============

  Professional Computer Technology Limited, or PCT, earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we pay Silicon Professional Technology Ltd., or SPT which is a wholly owned subsidiary of PCT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable.

  Income Taxes

  We determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a full valuation allowance against our deferred tax assets at September 30, 2004.

  Our tax provision for the third quarter and the first nine months of 2004 is related to foreign withholding and alternative minimum tax.

  Subsequent Events

On October 18, 2004, we announced the signing of a definitive agreement to acquire substantially all of the assets of a privately held company, G-Plus, Inc. G-Plus is a Santa Monica, California-based fabless semiconductor manufacturer specializing in the design of radio frequency integrated circuits for wireless multimedia and broadband networking system applications. We believe the acquisition of G-Plus is expected to allow us to accelerate the proliferation of SuperFlash technology in the wireless market, which has been a long-term strategy of SST. We also believe that this acquisition will help G- Plus leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for G-plus wireless products. The transaction was closed on November 5, 2004. We paid approximately $25.5 million in consideration consisting of $4.6 million in cash and approximately 3,030,000 shares of our common stock.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, we experienced a decrease in the average selling prices of our products as a result of the slow-down in the demand for some of our products in the third quarter of 2004 and our business could be harmed again by industry-wide downturns in the future.

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

We derived 88.5%, 90.0% and 86.6% of our net product revenues during 2002, 2003 and the nine months ended September 30, 2004, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 36.8%, 37.7% and 32.3% of our net product revenues in 2002, 2003 and the nine months ended September 30, 2004, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10% or more of our net product revenues during 2002, 2003 or the nine months ended September 30, 2004.

Since March 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Currently, Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003. Products shipped to SPT are accounted for as consigned inventory, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2002, 2003 and the nine months ended September 30, 2004, SPT serviced end customer sales accounting for 57.4%, 64.2% and 54.5% of our net product revenues recognized. As of December 31, 2003 and September 30, 2004, SPT represented 73.4% and 52.5% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 16.9%, 29.9% and 35.6% of our product shipments in 2002, 2003 and the nine months ended September 30, 2004, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 41.3%, 32.8% and 27.2% of our shipments to end users in 2002, 2003 and the nine months ended September 30, 2004, respectively.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations: Quarter and Nine Months Ended September 30, 2004

Net Revenues

Net revenues were $112.2 million for the third quarter of 2004 as compared to $128.5 million in the second quarter of 2004 and $73.9 million for the third quarter of 2003. Revenues for the third quarter of 2004 decreased compared to the prior quarter primarily due to the decrease in both average selling prices and unit shipments of our products as well as decreased revenues from technology licensing. Revenues increased compared to the third quarter of last year due to the increase in both average selling prices and unit shipments of our products as well as increased revenues from technology licensing. Our quarterly results are not indicative of annual results. Average selling prices and unit shipments fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and general economic conditions. Net revenues were $345.1 million for the nine months ended September 30, 2004 as compared to $199.8 million for the comparable period in 2003. The increase from year to year was due to improved market conditions which increased average selling prices and unit shipments of our products as well as revenues from technology licensing.

Product Revenues. Product revenues were $101.3 million in the third quarter of 2004 as compared to $115.6 million in the second quarter of 2004 and $65.4 million for the third quarter of 2003. Product revenues decreased compared to the second quarter of 2004 primarily due to decreased average selling prices for our products by 7.6% and decreased unit shipments by 7.4%. Product revenues increased compared to the third quarter of last year due to increased average selling prices for our products by 25.4% and increased unit shipments by 19.0%. Product revenues increased to $308.2 million for the nine months ended September 30, 2004 from $174.2 million for the comparable period in 2003 due to increased average selling prices for our products by 27.1% and increased unit shipments by 36.9%.

Technology Licensing Revenues. Revenues from royalties and license fees were $10.9 million in the third quarter of 2004, as compared to $13.0 million in the second quarter of 2004 and $8.5 million in the third quarter of 2003. The decrease in technology licensing revenues from the second quarter of 2004 to the third quarter of 2004 is primarily due to a decrease of $1.6 million in license fees recognized. The increase in technology licensing revenues from the third quarter of 2003 to the third quarter of 2004 is primarily due to increased license fees of $2.2 million recognized. Revenues from technology licensing increased to $36.9 million for the nine months ended September 30, 2004 from $25.6 million for the comparable period in 2003. The period to period increase in technology licensing revenues is primarily due to increased license fees of $10.6 million recognized from new licensees. We anticipate that revenues from technology licensing may fluctuate materially in the future.

Gross Profit

Gross profit was $39.6 million, or 35.3% of net revenues, in the third quarter of 2004 as compared to gross profit of $48.8 million, or 37.9% of net revenues, in the second quarter of 2004 and $18.3 million, or 24.8% of net revenues, in the third quarter of 2003. The decrease in gross profit from the second quarter of 2004 to the third quarter of 2004 is due to decreased unit shipments and average selling price of our products by 7.4% and 7.6%, respectively. The increase in gross profit in the third quarter of 2004 when compared to the third quarter of 2003 is due primarily to improved manufacturing costs, increases in average selling prices and unit shipments by 25.4% and 19.0%, respectively, as well as increased revenues from technology licensing by $2.4 million. For the nine months ended September 30, 2004, gross profit was $126.5 million, or 36.6% of net revenues, compared to $43.8 million, or 21.9% of net revenues, for the comparable period in 2003. Product gross margin was 29.1% for the third quarter of 2004, compared to 31.0% for the second quarter of 2004 and 15.0% for the third quarter of 2003. The decrease in product gross margin from the second quarter of 2004 to the third quarter of 2004 is due to decreased average selling prices, unit shipments, and the net increase in provision of inventory write down which also attributed to the decrease in gross margin. The increase in product gross margin from the third quarter of 2003 to the third quarter of 2004 relates to improve manufacturing costs, the increase of average selling prices and shipment volume of our products by 25.4% and 19.0%, respectively. Product gross margin for the nine months ended September 30, 2004 increased to 29.1% from 10.4% for the comparable period in 2003. The period to period increase was primarily due to improved manufacturing costs, increased average selling prices and shipment volume by 27.1% and 36.9%, respectively. For other factors affecting our gross profit, please also see "Business Risks - We incurred material inventory valuation adjustments in 2002 and 2003 and the first nine months of 2004, and we may incur additional material inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and other operating charges. Operating expenses were $24.8 million, or 22.1% of net revenues, in the third quarter of 2004, compared to $25.4 million, or 19.7% of net revenues, in the second quarter of 2004, and $55.7 million, or 75.4% of net revenues, in the third quarter of 2003. The decrease from the second quarter of 2004 was primarily due to the lack of an impairment charge of $1.5 million related to operating leases for two unoccupied buildings incurred in the second quarter of 2004, decreased profit sharing expenses of $1.2 million, and decreased commissions and logistic center fees of $608,000, offset by increased outside service fees of $271,000, evaluation parts of $236,000, and salary expenses of $562,000. The decrease from the third quarter of 2003 was primarily due to the lack of Atmel related settlement fee of $36.5 million incurred in the third quarter of 2003 and depreciation expenses of $493,000, offset by the increase of profit sharing expenses of $1.3 million, outside service fees of $676,000, commission expenses and logistic center fees of $557,000 and personnel and related expenses of $1.1 million. Operating expenses decreased to $72.9 million for the nine months ended September 30, 2004 from $96.0 million for the comparable period in 2003. The period to period decrease was due to the decrease of Atmel related settlement fees of $36.5 million and depreciation expense of $1.5 million, offset by the increase in profit sharing of $5.5 million, commission expense and logistic center fees of $2.6 million, engineering wafers and masks of $1.6 million, lease impairment charges of $1.5 million and outside services of $1.0 million. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and general and administrative functions, and that these expenses may increase in future periods.

Research and development. Research and development expenses include costs associated with the development of new technologies, enhancements to existing technologies, the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $13.3 million, or 11.9% of net revenues, during the third quarter of 2004, as compared to $12.0 million, or 9.4% of net revenues, during the second quarter of 2004 and $10.7 million, or 14.5% of net revenues, during the third quarter of 2003. Research and development expenses increased by 10.5% from the second quarter of 2004 to the third quarter of 2004, primarily due to the acquired in-process research and development, or IP R&D, expenses of $1.7 million related to the acquisition of Emosyn, offset by the decrease in profit sharing expenses of $620,000. Research and development expenses increased by 23.9% from the third quarter of 2003 due primarily to the IP R&D expenses of $1.7 million related to the acquisition of Emosyn, increased profit sharing expenses of $649,000 and engineering wafers and evaluation part expenses of $507,000, offset by decreased expenses in engineering masks and depreciation expenses of $240,000 and $325,000, respectively. For the nine months ended September 30, 2004, research and development expenses increased to $37.2 million from $32.8 million for the comparable period in 2003. The period to period increase was primarily due to the increase of IP R&D expenses of $1.7 million related to the acquisition of Emosyn, increased engineering mask, wafer and evaluation part expenses of $1.7 million, increased of profit sharing expenses of $2.7 million, offset by decreased personnel and related expenses of $879,000 million and decreased depreciation expense of $970,000. We expect research and development expenses may increase in dollars in future periods.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $7.3 million, or 6.5% of net revenues, in the third quarter of 2004, as compared to $7.3 million, or 5.7% of net revenues, in the second quarter of 2004 and $5.3 million, or 7.2% of net revenues, during the third quarter of 2003. The sales and marketing expenses in the third quarter of 2004 stayed flat as compared to the second quarter of 2004. Increased personnel related expenses of $476,000 and increased patent fees of $147,000 were, offset by decreased commissions expenses and logistic fees of $608,000 as a result of decreased product revenues and decreased profit sharing expenses of $238,000. The increase in sales and marketing expenses by 37.0% from the third quarter of 2003 to the third quarter of 2004 was primarily attributable to increased commissions expenses and logistic fees of $557,000, increased personnel related expenses of $429,000, and increased profit sharing expenses of $236,000. Sales and marketing expenses for the nine months ended September 30, 2004 were $21.5 million as compared to $16.4 million for the same period in 2003. The period to period increase was primarily due to increased commissions expenses and logistic fees of $2.6 million, increased profit sharing expenses of $1.0 million, increased samples and related expenses of $344,000 and increased personnel related expenses of $484,000. We expect sales and marketing expenses may increase in future periods. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $4.3 million, or 3.8% of net revenues, in the third quarter of 2004, as compared to $4.6 million, or 3.6% of net revenues, in the second quarter of 2004 and $3.2 million, or 4.3% of net revenues, during the third quarter of 2003. General and administrative expenses in the third quarter of 2004 decreased slightly from the second quarter of 2004 due to decreases in legal and settlement fees of $301,000, profit sharing expenses of $257,000, rent expenses of $261,000, offset by an increase of outside services of $282,000 and personnel and related expenses of $83,000. The increase in general and administrative expenses by 32.8% from the third quarter of 2003 to the third quarter of 2004 was primarily due to increased outside service fees of $518,000 and profit sharing expenses of $266,000, offset by a decrease in depreciation expense. General and administrative expenses for the nine months ended September 30, 2004 were $12.8 million as compared to $10.3 million for the same period in 2003. The period to period increase was due primarily to increases in profit sharing of $1.1 million, outside services of $792,000, and legal fees of $403,000, offset by decreased depreciation expense of $439,000. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel litigation. For further information on this litigation see "Legal Proceedings."

Other operating charges. During the third quarter of 2004, we did not incur any other operating charges. The other operating expense of $1.5 million for the nine months ended September 30, 2004 relates to an impairment loss on operating lease for two unoccupied buildings. This charge represents the fair value of the liability which was determined based on the remaining lease commitment reduced by the estimated sublease income relating to these two buildings. The liability may be adjusted subsequently depending on the actual sublease income we receive.

Interest and other income. Interest and other income was $684,000, or 0.6% of net revenues, during the third quarter of 2004, as compared to $324,000, or 0.3% of net revenues, during the second quarter of 2004 and $1.3 million or 1.8% of net revenues, during the third quarter of 2003. Interest and other income increased from the second quarter of 2004 to the third quarter of 2004 primarily due to an increase of dividend income from our investments, offset by decreased interest income as a result of a decrease in average cash, cash equivalents and available-for-sale investments. Interest income decreased from the third quarter of 2003 to the third quarter of 2004, primarily due to the decrease in average cash, cash equivalents and available-for-sale investments. Interest and other income decreased to $1.4 million for the nine months ended September 30, 2004 from $2.4 million for the comparable period in 2003. The decrease from period to period was due to no sales of equity investments in 2004 and decreasing interest rates on invested cash as well as a decrease in average cash, cash equivalents and available-for-sale investments.

Interest and other expense. Interest and other expense was $22,000 for the third quarter of 2004 as compared to $119,000 for the second quarter of 2004 and $30,000 for the third quarter of 2003. Interest and other expense increased to $185,000 for the nine months ended September 30, 2004 from $109,000 for the comparable period in 2003. The decrease of interest and other expense for the third quarter of 2004 as compared to the second quarter of 2004 is primarily due to a loss on equity investment of $71,000 in the second quarter of 2004. Interest expense relates to interest to our notes payable.

Provision for Income Taxes

In the third quarter of 2003, we recorded a valuation allowance against our deferred tax assets of $45.3 million and associated adjustments to income tax payable, resulting in a tax expense of $22.9 million. We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2004. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the third quarter and the first nine months of 2004 is related to foreign withholding taxes and alternative minimum tax. For the three quarters of 2004, our income tax provision was $3.9 million on pre-tax income of $54.8 million mainly consisting of foreign withholding taxes.

Segment Reporting

We manage our business in five reportable segments: SMPG, ASPG, SPG, Emosyn and Technology Licensing. Refer to Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment.

SMPG includes our three standard flash memory product families: the MPF family, the MPF+ family and the MTP family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. SMPG revenues were $65.9 million for the third quarter of 2004, as compared to $87.6 million in the second quarter of 2004 and $43.0 million in the third quarter of 2003. The decrease in revenues from the second quarter of 2004 was primarily due to lower average selling prices by 13.2% and decreased unit shipments by 13.0%. The increase in revenues from the third quarter of 2003 was primarily due to higher average selling prices by 28.8% and increased unit shipments by 19.5%. Gross margin decreased from 31.4% in the second quarter of 2004 to 27.8% in the third quarter of 2004 primarily decreases in average selling prices and decrease in the unit shipments of our products by 13.0% offset by improved manufacturing costs as well as changes in product mix and. Gross margin increased from 11.8% in the third quarter of 2003 to 27.8% in the third quarter of 2004 primarily due to improved manufacturing costs, higher average selling prices and changes in product mix. For the nine months ended September 30, 2004, gross margin was 28.7%, as compared to 7.2% for the comparable period in 2003. The period to period increase in gross margin was primarily due to improved manufacturing costs, increased unit shipments of our products by 40.6% and increased averaged selling price by 39.1%.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. ASPG revenues were $20.3 million for the third quarter of 2004, as compared to $15.7 million in the second quarter of 2004 and $15.0 million in the third quarter of 2003. The increase in revenues from both the second quarter of 2004 and third quarter of 2003 was primarily due to increased unit shipments by 26.2% and 33.5%, respectively, as well as increased average selling price by 6.7% and 4.2%, respectively. For the nine months ended September 30, 2004, ASPG revenues were $54.1 million, as compared to $41.5 million for the comparable period in 2003. The period to period increase in revenues was primarily due to increased unit shipments by 43.3% offset by decreased average selling prices by 9.6%. Gross margin decreased from 32.4% in the second quarter of 2004 to 28.7% in the third quarter of 2004 primarily due to changes in product mix. Gross margin increased from 18.9% in the third quarter of 2003 to 28.7% in the third quarter of 2004 primarily due to increased unit shipments by 33.5% and higher average selling prices by 4.2%. For the nine months ended September 30, 2004, gross margin was 30.2%, as compared to 16.8% for the comparable period in 2003. The period to period increase in gross margin was primarily due to changes in product mix, increased unit shipments and increased average selling prices.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003. SPG revenues were $11.6 million for the third quarter of 2004, as compared to $12.3 million in the second quarter of 2004 and $7.5 million in the third quarter of 2003. The decrease in revenues from the second quarter of 2004 was primarily due to the decrease of unit shipments by 20.6% offset by the increase of average selling prices by 19.4%. The increase from the third quarter of 2003 was primarily due to higher average selling prices by 29.0% and increased unit shipments by 37.5%. For the nine months ended September 30, 2004, SPG revenues were $32.9 million, as compared to $21.0 million for the comparable period in 2003. The period to period increase in revenues was primarily due to increased average selling prices by 36.7% and increased unit shipments by 10.3%. Gross margin increased from 26.3% in the second quarter of 2004 to 36.3% in the third quarter of 2004 primarily due to changes in product mix. Gross margin increased from 25.8% in the third quarter of 2003 to 36.3% in the third quarter of 2004 primarily due to increased unit shipments by 53.5% offset by decreased average selling prices by 5.9%. For the nine months ended September 30, 2004, gross margin was 31.7%, as compared to 14.7% for the comparable period in 2003. The period to period increase in gross margin was primarily due to increased average selling prices by 36.7% and units shipments by 10.3% as well as changes in product mix.

Emosyn includes flash memory based microprocessor chips. The Theseus Platinum product family specifically targets the smart card market through the sales of the TP-40, TP-62, TP-100 and TP-130 products. These products are used primarily in cell phone applications, and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. We acquired a majority ownership of Emosyn on September 10, 2004. The segment data is reflected from this date through the end of the quarter. Emosyn revenue were $3.5 million with a gross margin 8.3% for the 20 days ended September 30, 2004.

Revenue and gross profit related to Technology Licensing was $10.9 million for the third quarter of 2004, $13.0 million for the second quarter of 2004 and $8.5 million for the third quarter of 2003. The decrease in technology licensing revenues from the second quarter of 2004 to the third quarter of 2004 is due to decreased both license fees and royalty revenue from existing licensees. The increase in technology licensing revenues from the third quarter of 2003 to the third quarter of 2004 is due to increased royalty from existing licensees offset by the decrease in license fees recognized. For the nine months ended September 30, 2004, revenue and gross profit related to Technology Licensing was $36.9 million, as compared to $25.6 million for the comparable period in 2003. The period to period increase in technology licensing revenues is primarily due to increased license fees recognized. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the quarters ended September 30, 2003 and 2004, and our related party accounts receivable and accounts payable and accruals as of December 31, 2003 and September 30, 2004 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003.

                                                  Three Months Ended            Three Months Ended
                                                  September 30, 2003            September 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     1,024  $         --     $     1,843  $         --
Apacer Technology, Inc......................         514           721             469            --
Professional Computer Technology Limited....          --            --              --            --
Silicon Professional Technology Ltd.........      42,790            --          46,108            --
Grace Semiconductor Manufacturing Corp......          --            --              --         4,246
King Yuan Electronics Company, Limited......          --         4,722              --        10,741
Powertech Technology, Incorporated..........          --         2,251              --         4,346
                                              -----------  ------------     -----------  ------------
                                             $    44,328  $      7,694     $    48,420  $     19,333
                                              ===========  ============     ===========  ============

                                                  Nine Months Ended             Nine Months Ended
                                                  September 30, 2003            September 30, 2004
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $     2,889  $         --     $     6,181  $         --
Apacer Technology, Inc......................       1,380         1,567           1,818           707
Silicon Professional Technology Ltd.........     110,959            --         168,027            --
Grace Semiconductor Manufacturing Corp......          --            --              --        27,606
King Yuan Electronics Company, Limited......          --        13,039              --        28,342
Powertech Technology, Incorporated..........          --         6,447              --        11,423
                                              -----------  ------------     -----------  ------------
                                             $   115,228  $     21,053     $   176,026  $     68,078
                                              ===========  ============     ===========  ============

                                                  December 31, 2003             September 30, 2004
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       232  $         --     $       667  $         --
Ambit Microsystems Corp.....................          --             4              --            --
Apacer Technology, Inc......................         400           736             285            --
Professional Computer Technology Limited....          --            15              --            67
Silicon Professional Technology Ltd.........      40,588           550          33,083           530
Grace Semiconductor Manufacturing Corp......          --            --              --         3,037
King Yuan Electronics Company, Limited......          --         6,896              --        11,622
Powertech Technology, Incorporated..........          --         2,533              --         3,816
                                              -----------  ------------     -----------  ------------
                                             $    41,220  $     10,734     $    34,035  $     19,072
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

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $4.5 million for the nine months ended September 30, 2004 as compared to providing cash of $26.7 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, our primary usage of operating cash flow were the increased purchases of inventory and increased accounts receivable from unrelated parties offset by the increase of accounts payable to both related and unrelated parties, increase of provision for write-down of inventory and decrease of accounts receivable from related parties. In addition to management's intention to build inventory to meet the expected increased demand of our products, the inventory increase during the first nine months of 2004 is also due to the slower than expected sales of certain products in the third quarter of 2004. The increase of accounts receivable from unrelated parties is due to the increase of sales during the period. We measure the effectiveness of our collection efforts by an analysis of average days of sales outstanding. Days of sales outstanding were 50 days for the nine months ended September 30, 2004 as compared to 61 days for the comparable period in 2003. The decrease of days of sales outstanding from period to period is primarily due to the decrease of sales to SPT in the third quarter of 2004 which is at net 70 days terms. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

Investing activities. Our investing activities used cash of $22.1 million for the nine months ended September 30, 2004 as compared to $4.8 million for the nine months ended September 30, 2003. Investing activities in the nine months ended September 30, 2004 were primarily related to our additional investments in Grace Semiconductor Manufacturing Corporation of $33.2 million, a new equity investment in ACET and PTI of $4.0 million and $723,000, respectively, our acquisition of Emosyn of $16.0 million, and capital expenditure of $6.1 million, offset by the net sales and maturities of available-for-sale investments of $38.3 million. Investing activities in the nine months ended September 30, 2003 were primarily related to capital expenditures of $1.1 million and net purchases of available-for-sale investments of $3.7 million.

Financing activities. Our financing activities used cash of $9.2 million for the nine months ended September 30, 2004 as compared to $3.4 million cash provided by financing activities for the nine months ended September 30, 2003. Cash used in financing activities primarily related to the repurchase of $14.9 million of common stock, offset by minority cash contribution in connection with the acquisition of Emosyn, and the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $5.2 million. Cash provided by financing activities during the nine months ended September 30, 2003 consisted primarily of cash received through the issuance of common stock under our employee stock option plans.

Principal sources of liquidity at September 30, 2004 consisted of $121.4 million of cash, cash equivalents, and short-term and long-term available-for- sale investments.

Purchase Commitments. As of September 30, 2004, we had outstanding purchase commitments with our foundry vendors of $98.8 million for delivery in 2004. We have recorded a liability of $2.9 million for adverse purchase commitments.

Lease Commitments. We have long-term, non- cancelable building lease commitments. We are currently seeking subtenants for our unused office space. During second quarter of 2004, we recorded a charge to other operating expense of $1.5 million relating to an operating lease for two unoccupied buildings. These charges represent the fair value of the liability which is determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The liability may be adjusted subsequently depending on the actual sublease income we may receive from subleases for the buildings and the actual sublease income is significantly different from the estimate. We may be unable to secure subtenants for such space due to the decrease in demand for commercial rental space in Silicon Valley. If we are not successful in subleasing our unused office space, we may be required to take an additional period charge for the balance of the future lease cost. At September 30, 2004, payments made have reduced the recorded liability to $1.4 million.

Future payments due under building lease, purchase commitments and other contractual obligations as of September 30, 2004 (in thousands):

                                          Less than                        More than
Contractual obligations          Total     1 year    2-3 years  4-5 years   5 years
-----------------------------  ---------  ---------  ---------  ---------  ---------
Notes payable................ $     580  $     427  $     153  $      --  $      --
Operating leases.............    15,030      3,233      5,020      5,282      1,495
Purchase commitments.........    98,811     98,811         --         --         --
Other long-term liability....       518        518         --         --         --
                               ---------  ---------  ---------  ---------  ---------
Total........................ $ 114,939  $ 102,989  $   5,173  $   5,282  $   1,495
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

On May 7, 2002, a judgment was entered against us regarding the infringement of two U.S. patents in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing and in December 2003 we paid Atmel $37.8 million to satisfy the judgment including statutory interest accrued during the appeals for the patent '811 and 829'. In addition, on June 28, 2004 we paid $247,000 of legal related expenses incurred by Atmel pursuant to the court order. The other patent remaining in the case, the '903 patent, is originally scheduled for settlement conference before a magistrate judge on April 14, 2004 and subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. For more information, please also see "Business Risks - If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages."

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2004.

Recent Accounting Pronouncements

In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN No. 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. We have reviewed our equity investments and associated relationships to determine if they are variable interest entities as defined by FIN No. 46 as of March 31, 2004. We concluded that we are not the primary beneficiary of or hold an interest in a variable interest entity.

In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, "the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than- temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standard, or SFAS, N0. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements are effective for the third quarter of 2004 and will be applied prospectively to all current and future investments. The adoption of EITF 03-1 did not have a material effect on our financial position or results of operations.

In October 2004, the Financial Accounting Standards Board, or FASB, approved EITF Issue 04-1 "Accounting for Preexisting Relationships between the Parties to a Business Combinations". The consensuses in this Issue should be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning December 31, 2004. Early application of the consensuses is permitted in periods for which financial statements have not been issued. We adopted EITF Issue 04-1 during the quarter ended September 30, 2004. The adoption of EITF Issue 04-1 did not have a significant impact on our financial position or results of operations.

In October 2004, the FASB approved EITF Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" which addresses an issue in the application of paragraph 19 of FASB statement No. 131, Disclosures about Segments of an Enterprise and related information. The consensus in this Issue should be applied for fiscal years ending after October 13, 2004. We are currently assessing the impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the fourth quarter of 2003 and the first three quarters of 2004, we incurred net losses for 2001, 2002 and in the first nine months of 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks of September 11, 2001 have resulted in a substantial increase to our business insurance costs. In addition, under a current proposed accounting standard, we would be required to record compensation expense on stock option grants and on shares purchased under our employee stock purchase program, which would substantially increase our operating costs and impact our earnings (loss) per share.

We incurred significant inventory valuation adjustments in 2002, 2003 and the first nine months of 2004, and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2004, we had $138.4 million of inventory on hand, an increase of $92.3 million, or 200.1%, from December 31, 2003. Total valuation adjustments to inventory were $9.2 million in 2002, $6.7 million in 2003 and $9.1 million in the nine months ended September 30, 2004. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of September 30, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we had improvements in the average selling prices of our products. However, during the third quarter of 2004, we experienced a demand slow-down for our products. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2002, 2003 and the nine months ended September 30, 2004, our export product and licensing revenues accounted for 92.0%, 92.9% and 92.4% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 88.5%, 90.0% and 86.6% of our net product revenues from Asia during 2002, 2003 and the nine months ended September 30, 2004, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash. It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events could delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could harm our operations, revenues, operating results and stock price.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2002, 2003 and the nine months ended September 30, 2004, SPT serviced end customer shipments accounted for 57.4%, 64.2% and 54.5% of our net product revenues recognized, respectively. As of December 31, 2003 and September 30, 2004, the accounts receivable from SPT accounted for 73.4% and 52.5%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by six foundries: TSMC in Taiwan, Sanyo, Seiko-Epson and Yasu in Japan, Grace in China, and Samsung in Korea. In March 2001, we invested $50.0 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. In March 2004, we made an additional $33.2 million investment in GSMC. Grace began manufacturing some of our products early in the fourth quarter of 2003. We anticipate that these foundries, together with Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC and Vanguard in Taiwan will manufacture substantially all of our products in 2004. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 108 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. On December 12, 2003, we paid Atmel $37.8 million to satisfy the judgement plus statutory interest accrued during the appeal. In addition, on June 28, 2004 we paid $247,000 of legal related expenses incurred by Atmel pursuant to the court order. The `903 patent case still remains open. The court found that we infringed the `903 patent but the jury was unable to unanimously decide whether the `903 is valid and a mistrial was declared. A settlement conference was originally scheduled for April 14, 2004 and subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. If we are not able to reach a settlement agreement, the court may set a date for a new trial. If we are not successful in reaching a settlement, litigation may continue to consume substantial amounts of our financial and managerial resources. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

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

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty

Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002, the Act, requires us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004, including a statement as to whether or not internal controls over financial reporting is effective, and (4) a statement that our independent registered accounting firm has issued an attestation report on management's assessment of internal controls over financial reporting.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes- Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004, investors could lose confidence in our financial reporting process and the trading price of our stock could drop significantly.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In September 2004 we acquired majority ownership in Emosyn LLC and in November 2004, we acquired G-Plus. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

  diversion of management time, as well as a shift of focus from operating the businesses to issues of integration and future products;
  declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;
  the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
  the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies; and in some cases, the need to transition operations onto our platforms.

International acquisitions involve additional risks, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions. As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, we experienced a decrease in the average selling prices of our products as a result of the slow-down in the demand for some of our products in the third quarter of 2004 and our business could be harmed again by industry-wide prolonged downturns in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of September 30, 2004, the recorded value of our Apacer investment was $4.4 million. In the third quarter of 2004, we wrote down our investment in Insyde Software, a public BIOS specialty software company traded on the Taiwan Stock Exchange, by $479,000 due to an other than temporary decline in its value. As of September 30, 2004, the recorded value of the investment in Insyde was $467,000. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at September 30, 2004 of $83.2 million, $900,000, $16.7 million and $600,000, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. As of September 30, 2004, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash and cash equivalents and available-for-sale investments as of September 30, 2004 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $  88,876      0.6%
  Short-term available-for-sale investments - fixed rate...................    32,558      1.4%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....        --       --
                                                                             ---------
                                                                            $ 121,434      0.9%
                                                                             =========

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and Form 10-Q.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The other patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. A trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. If the parties are unable to reach a settlement agreement, the Court may set a date for a new trial. The impact related to the outcome of the remaining patent is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2004	--	--	--	$15,000,000
August 1 through August 31, 2004	2,229,773	$5.77	2,229,773	$2,134,210
September 1 through September 30, 2004	344,700	$5.79	344,700	$138,397
Total	2,574,473	$5.77(2)	2,574,473
  On July 29, 2004, we announced the approval by our board of directors of the purchase of an aggregate of up to $15 million of our common stock. The stock purchase program is expected to continue until December 31, 2004 unless shortened or extended by our board of directors.
  Represents weighted average purchase price during the three months ended September 30, 2004.

Item 6. Exhibits.

(a) Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1.1	Form of Nonstatutory Stock Option Grant Agreement and Incentive Stock Option Grant Agreement.
31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of November, 2004.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JACK K. LAI
Jack K. Lai
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)