Form 10-K
period 2004-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2005-03-31
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes [X]     No [     ]

      Aggregate market value of the voting stock held by non-affiliates of SST as of June 30, 2004: $856,986,924 based on the closing price of SST's Common Stock as reported on the Nasdaq National Market. Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date, February 28, 2005: 97,840,923.

      Documents incorporated by reference: Exhibits previously filed as noted on page 40. Part III - A portion of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Shareholders, to be held on June 2, 2005, which will be filed with the Securities and Exchange Commission.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2004
TABLE OF CONTENTS

PART I

Item 1. Business

Overview

Silicon Storage Technology, Inc., or SST or us or we, is a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets.

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

We also license our SuperFlash technology to leading semiconductor companies including 1st Silicon (Malaysia) Sdn. Bhd., Analog Devices, IBM, Motorola Inc., National Semiconductor Corporation, NEC Corporation, Oki Electric Industry Co., Samsung Electronics Co. Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Shanghai Huahong NEC Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Toshiba Corporation and Winbond Electronics Corporation for applications in semiconductor devices that integrate flash memory with other functions on a single chip.

Our products are manufactured at leading wafer foundries and semiconductor manufacturers including Global Communication Semiconductor, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Shanghai Hua Hong NEC Electronics Co. Ltd., TSMC and Yasu Semiconductor Corporation, or Yasu. We also work with Grace, Powerchip Semiconductor Corporation, and TSMC to develop new technology for manufacturing our products.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we have experienced from late 2000 through 2002, have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, we experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004. Our business could be further harmed by industry-wide prolonged downturns in the future.

We derived 88.5%, 90.0% and 86.0% of our net product revenues during 2002, 2003 and 2004, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

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

Historically, the demand for semiconductors has been driven by the PC market. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors that are used in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, networking equipment, wireless local area network, or WLAN, devices, cellular phones and Global Positioning Systems, or GPS. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, personal data assistants, or PDAs, set-top boxes, Digital TVs and video games.

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

Flash memory is the predominant re-programmable nonvolatile memory device used to store program code and data. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to a March 2005 Webfeet Research report, worldwide flash memory revenue was $17.3 billion in 2004 and is expected to grow to $19.8 billion in 2005 and $32.3 billion in 2009.

Our Solution

We are a leading supplier of flash memory semiconductor devices addressing the needs of high volume applications. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. In addition, we believe SuperFlash has benefits that include high reliability, fast, fixed erase time, the ability to be scaled to a smaller size and a low-cost manufacturing process. We offer over 90 products based on our proprietary SuperFlash design and manufacturing process technology. These products are produced to meet the needs of a wide range of digital consumer, networking, wireless communications and Internet computing markets. Our product offerings include standard flash products, application specific memory products, embedded controllers and mass data storage products. Our memory devices have densities ranging from 256 Kbit to 32 Mbit and are generally used for the storage of program code. Our flash embedded microcontrollers support concurrent flash read-while-write operations using In-Application Programming, or IAP. Our mass data storage products are used for storing images, music and other data in devices such as digital cameras and MP3 players.

Our Strategy

Our objective is to be the leading worldwide supplier of flash memory devices and the leading licensor of embedded flash technology for program code storage applications. In addition, we intend to leverage our SuperFlash technology to penetrate the high-density mass data storage markets. We intend to achieve our objectives by:

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

Introducing new products based on SuperFlash. We intend to introduce new standard memory and various application specific products. We continue to develop and expand our ComboMemory family. ComboMemory is a new class of devices for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic device or multiple die in a common package with optimized performance. We also continue to expand our flash microcontroller family and Advanced Technology Architecture, or ATA, controller products. In 2004, we continued to expand our family of serial flash products which now includes densities of 512kbit, 1Mbit, 2Mbit 4Mbit and 8Mbit. For PC BIOS applications, we are expanding our LPC Firmware Flash product offering to match all the densities offered in our Firmware Hub, or FWH, products.

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

Leveraging our leading SuperFlash technology to become a premier provider of wireless memory solutions. We intend to leverage our leading SuperFlash technology to provide products for wireless applications such as cellular phones, GPS, WLAN, Bluetooth, data pagers and cordless telephones. We have designed low-density flash products for wireless modems, WLANs, data pagers, Bluetooth modules and cordless telephones, and we are currently designing higher density products for the cellular phone market. We intend to continue to develop our products to take advantage of the significant growth opportunities in the wireless applications market with specific focus on cellular phone, GPS, WLAN and Bluetooth applications.

Our Flash Products

Currently, we offer low and medium density devices (256 Kbit to 32 Mbit) that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are segmented largely based upon attributes such as density, voltage, access speed, package and target application. We divide our flash products into three distinct reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, and the Special Product Group, or SPG.

SMPG. SMPG includes the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if transfers occurred as of January 1, 2002.

ASPG. ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives, optical drives and PCs. ASPG also includes flash embedded controllers such as the ATA flash disk controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002.

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

Our Newly Acquired Businesses

During the second half of 2004, we acquired a majority ownership of Emosyn LLC and substantially all the assets of G-Plus, Inc., to help with our strategic growth.

Emosyn. Emosyn products include flash memory based smart card IC chips. The Theseus Platinum product family specifically targets the smart card market through the sales of products with optimized embedded flash memory densities and cost structure for various applications. These products are used primarily in cell phone subscriber identification module, or SIM, applications, and include such benefits of use as user configurable, lower power consumption, long term data retention and high endurance of data access. We acquired a majority ownership of Emosyn on September 10, 2004. The segment data is reflected from this date through the end of the year.

SST Communications Corporation or SCC. SCC products include RF transceiver, synthesizer, power amplifier and switch products. These products provide end-to-end RF solutions to enable wireless multimedia and broadband networking applications. We formed SST Communications Corporation and acquired substantially all of the assets of G-Plus, Inc. on November 5, 2004. The segment data is reflected from this date through the end of the year.

Financial information by reportable segment is contained in Note 15 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Technology Licensing

We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2004, we held 116 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and Canada and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada.

Customers

We provide high-performance flash memory solutions and other products to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide products for consumer companies including Funai, Orion, Apple, Inventec, Reingncom, Telechips, Orient Power, Sagem, Bang & Olufsen, BenQ, Creative Technologies, Hitachi, JVC, LG, Lite-On, Teac, Premier, Teraoptix, ALCO, BBK, Innowave, Coship, Kaon Media, Sandmartin, Nintendo, Panasonic, Philips, Samsung, Sanyo, Sharp, Sony, Toshiba, Thomson Multimedia, TiVo, and Micronas. In networking, we provide products for Broadcom, Atheros, Conexant, Askey, Gemtech, Cisco, Sagem, Samsung, Tecom, Huawei, ZTE, Alpha Networks, Cybertan, Global Sun, Adtran, Dare, Free Box, Avocent and Linksys. In wireless communications, we provide products for companies including Cambridge Silicon Radio, Sagem, Mitsumi, Alps, Bang & Olufsen, LG, Maxon, RTX, Vtech and Wistron. In Internet computing, we provide a wide array of products for companies including Asustek, Compal, Dell, FIC, Gigabyte, HP, IBM, Inventec, LG, Mitac, Quanta, Samsung, HonHai (Foxconn), Fujitsu Siemans, Seagate, Western Digital Maxtor, Matrox and Wistron.

The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped by us or the logistics center or license revenue is generated.

                                                                Year ended December 31,
                                                  ---------------------------------------------
                                                      2002             2003            2004
                                                  ------------  ------------------  -----------
United States................................... $     21,871  $           19,600  $    32,833
Europe..........................................       10,599               9,957       28,863
Japan...........................................       28,465              27,575       35,233
Korea...........................................       30,321              25,214       36,715
Taiwan..........................................       91,219             109,254      125,491
China (including Hong Kong).....................       70,609              76,107      148,100
Other Asian countries...........................       21,574              27,334       41,963
                                                  ------------  ------------------  -----------
                                                 $    274,658  $          295,041  $   449,198
                                                  ============  ==================  ===========

Sales and Distribution

We sell a majority of our products to customers in Asia through our representatives. We distribute a majority of our products through our logistics center. We also sell and distribute our products in North America and Europe through manufacturers' representatives and distributors. Our manufacturer representative and distributor relationships are generally cancelable, with reasonable notice, by either party.

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

Wafer and Sorted Die. During 2004, our major wafer fabrication foundries were TSMC, Grace, Sanyo, Samsung and Seiko-Epson. In 2004, wafer sort, which is the process of testing individual die on silicon wafer, was performed at King Yuan Electronics Company, Limited, or KYE, Lingsen, Samsung, Sanyo, Seiko-Epson and TSMC. Although capacity is not guaranteed, under these arrangements, we generally receive preferential treatment regarding wafer pricing and capacity. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. In 2001, we invested $50.0 million in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, which has been funded mostly by investors who reside outside of China. In March 2004 we invested an additional $33.2 million in GSMC. Grace is a subsidiary of GSMC and is located in Shanghai, People's Republic of China. Grace has been manufacturing our products since late 2003.

Packaging, Testing and Finishing. In the assembly process, the individual die are separated and assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our domestic or international subcontracted test facilities or at our test facilities in Sunnyvale, California before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2004, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2002, 2003 and 2004, we spent $47.1 million, $43.1 million and $46.9 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Spansion (AMD/Fujitsu), Atmel, Intel, Macronix, STMicroelectronics, PMC and Winbond. Our medium-density memory products compete with products offered by Spansion, Intel, ST Microelectronics, Mitsubishi, Samsung, Sharp Electronics and Toshiba. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion (AMD/Fujitsu), Atmel, Fujitsu, Hitachi, Intel, Mitsubishi, Samsung, SanDisk, Sharp Electronics, STMicroelectronics and Toshiba, as well as any new entrants to the market. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

The competition in the existing markets for some of our product families, such as the FlashFlex51 microcontroller product family, is extremely intense. We compete principally with major companies such as Atmel, Microchip Technology, Motorola Philips and Winbond in the microcontroller market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us. The Emosyn products compete with Masked ROM and flash or EEPROM offerings primarily from Infineon, Renesas, Samsung and STMicroelectronics. For the SCC products, the competition in the existing markets is also extremely intense. SCC competes primarily with Microsemi, SiGe, Micromobio, Anadigic and Maxim especially in the WLAN (WiFi 802) markets.

We compete principally on price, reliability, functionality and the ability to offer timely delivery to customers. While we believe that our low density products currently compete favorably on the basis of cost, reliability and functionality, it is important to note that some of our principal competitors have a significant advantage over us in terms of greater financial, technical and marketing resources. Our long-term ability to compete successfully in the evolving flash memory market will depend on factors both within and beyond our control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of our competitors and general economic conditions.

Employees

As of December 31, 2004, we employed 600 individuals on a full-time basis, all but 206 of whom reside in the United States. Of these 600 employees, 90 were employed in manufacturing support, 254 in engineering, 125 in sales and marketing and 131 in administration, finance and information technology. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers

The following table lists the names, ages and positions of our executive officers as of December 31, 2004. There are no family relationships between any executive officer of SST. Executive officers serve at the discretion of our board of directors.

Name	Age	Position
Bing Yeh Yaw Wen Hu Derek Best Michael Briner Chen Tsai Isao Nojima Paul Lui Jack K. Lai	54 55 54 57 53 60 54 50

President and Chief Executive Officer
Executive Vice President and Chief Operating Officer
Senior Vice President, Sales and Marketing
Senior Vice President, Application Specific Product Group
Senior Vice President, Worldwide Backend Operations
Senior Vice President, Standard Memory Product Group
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

Chen Tsai joined us in August 1996 as Senior Manager, Yield Enhancement and became Director, Product and Test Engineering the same year. In 1999, he became Director of Worldwide Backend Operations and in 2000 he was promoted to Vice President of Worldwide Backend Operations. In October 2004, Mr. Tsai was appointed Senior Vice President of Worldwide Backend Operations. From 1992 to 1996, Mr. Tsai was Manager of Process Development at Atmel Corporation, a manufacturer of semiconductors, where he was also a Staff Engineer of E2PROM from 1989 to 1992. From 1988 to 1989, he was Vice President of Technology at Tristar Technology, Inc., a wireless systems company. From 1980 to 1988 he held various positions at Xicor, Inc. and Teledyne Semiconductor. Mr. Tsai holds a B.S. in Physics from Show Chu University and a M.S. in both Physics and Electrical Engineering from Florida Institute of Technology.

Isao Nojima joined us as Vice President, Memory Design and Product Engineering in March 1993 and became Vice President, Advanced Development in July 1997. He became Vice President of Standard Memory Product Group in July 2000. In April 2004, he was promoted to Senior Vice President of Standard Memory Product Group. From 1990 to 1993, Mr. Nojima served as director of design engineering of Pioneer Semiconductor Corporation, now called Pericom, a manufacturer of semiconductors. From 1980 to 1990, he served as design manager of Xicor Inc., a nonvolatile semiconductor company. From 1977 to 1980, he served as a senior design engineer for Intel Corporation. From 1969 to 1976, he was a senior researcher at Toshiba's R&D Center in Japan. Mr. Nojima holds a B.S. and a M.S. in Electrical Engineering from Osaka University in Japan.

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

Item 2. Properties

As of December 31, 2004, we occupied three major facilities totaling 131 thousand square feet in Sunnyvale, California which our executive offices, research and development, principal manufacturing engineering and testing facilities are located. Of the three major facilities occupied, we own one facility totaling 20 thousand square feet and we lease 2 facilities totaling 111 thousand square feet. The leases on the two facilities expire in 2010. In addition, we leased 4 facilities totaling 77 thousand square feet in Sunnyvale, California that were all unoccupied by the end of 2004. The leases on all four of these facilities expire in 2005. We also have 54 thousand square feet of office space in various domestic and international sites with expiration ranging from 2005 to 2012. We believe these facilities are adequate to meet our needs for at least the next 12 months.

Item 3. Legal Proceedings

In January 1996, Atmel Corporation filed suit against SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million based on a jury's finding that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

The third patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. A trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. A new trial date on the invalidity of the `903 patent has been scheduled for June 27, 2005. The impact related to the outcome of the remaining patent is undeterminable at this time.

In January and February 2005, multiple punative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. The complaints are captioned: Hunt v. Silicon Storage Technology, Inc., et al., Case No. C 05 00408 WHA (N.D. Cal.); Baker v. Silicon Storage Technology, Inc., et al., Case No. C 05 00295 PJH (N.D. Cal.); Grobler v. Silicon Storage Technology, Inc., et al., Case No. C 05 00376 MHP (N.D. Cal.); Talmo v. Silicon Storage Technology, Inc., et al., Case No. C 05 00390 MMC (N.D. Cal.); and DiCintio v. Silicon Storage Technology, Inc., et al., Case No. C 05 0708 MMC (N.D. Cal.). The complaints seek unspecified damages on alleged violations of federal securities laws during the period from March 22, 2004 to December 20, 2004. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions have been consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the remaining Atmel complaint, the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The principal U.S. market for our Common Stock is the Nasdaq National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on the Nasdaq National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by the Nasdaq National Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our Common Stock on December 31, 2004, the last trading day in 2004, was $5.95.

2003		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2003 April 1 - June 30, 2003 July 1 - September 30, 2003 October 1 - December 31, 2003	$ 4.78 4.80 10.00 14.11	$ 2.25 2.31 4.19 9.32
2004		High Close	Low Close
First Quarter: Second Quarter: Third Quarter: Fourth Quarter:	January 1 - March 31, 2004 April 1 - June 30, 2004 July 1 - September 30, 2004 October 1 - December 31, 2004	$13.46 16.77 9.52 7.77	$10.64 9.55 5.42 5.72
2005		High Close	Low Close
First Quarter:	January 1 - February 28, 2005	$ 5.72	$ 4.30

Approximate Number of Equity Security Holders

As of December 31, 2004, there were approximately 301 record holders of our Common Stock.

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

Stock Purchase Program

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
  On July 29, 2004, we announced the approval by our board of directors of the purchase of an aggregate of up to $15 million of our common stock. The stock purchase program ended on December 31, 2004. Approximately 2,574,000 shares were repurchased under this program all during August and September 2004 for an aggregate purchase price of $14.9 million. The purchase prices ranged from $5.48 to $6.12 per share. We did not repurchase any shares during the fourth quarter of 2004.
  Represents weighted average purchase price during the repurchase period.

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

                                                                   Year ended December 31,
                                                    -----------------------------------------------------
                                                      2000       2001       2002       2003       2004
                                                    ---------  ---------  ---------  ---------  ---------
                                                           (in thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues:
    Product revenues - unrelated parties.......... $ 408,708  $ 168,593  $ 100,620  $  86,549  $ 180,234
    Product revenues - related parties............    66,608     90,025    143,401    169,980    224,497
    License revenues - unrelated parties..........    14,945     35,412     30,637     38,512     44,311
    License revenues - related parties............        --         --         --         --        156
                                                    ---------  ---------  ---------  ---------  ---------
      Total net revenues..........................   490,261    294,030    274,658    295,041    449,198
Cost of revenues..................................   264,139    248,161    206,246    218,775    322,093
                                                    ---------  ---------  ---------  ---------  ---------
Gross profit......................................   226,122     45,869     68,412     76,266    127,105
                                                    ---------  ---------  ---------  ---------  ---------
Operating expenses:
    Research and development......................    41,535     50,380     47,069     43,144     46,904
    Sales and marketing...........................    27,968     26,794     25,498     22,272     28,295
    General and administrative....................    14,966     17,855     17,097     14,398     18,292
    Other.........................................     3,911      1,346         --     37,849      7,375
                                                    ---------  ---------  ---------  ---------  ---------
      Total operating expenses....................    88,380     96,375     89,664    117,663    100,866
                                                    ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.....................   137,742    (50,506)   (21,252)   (41,397)    26,239
Interest and other income.........................    10,510      7,449      3,225      2,996      2,295
Interest and other expense........................      (691)      (437)      (242)      (350)      (281)
Impairment of equity investments..................        --     (3,274)    (7,757)        --       (509)
                                                    ---------  ---------  ---------  ---------  ---------
Income (loss) before provision for (benefit from)
    income taxes and minority interest............   147,561    (46,768)   (26,026)   (38,751)    27,744
Provision for (benefit from) income taxes.........    41,813    (17,772)   (10,931)    26,416      3,906
Minority interest.................................        --         --         --         --        (91)
                                                    ---------  ---------  ---------  ---------  ---------
Net income (loss)................................. $ 105,748  $ (28,996) $ (15,095) $ (65,167) $  23,929
                                                    =========  =========  =========  =========  =========
Net income (loss) per share - basic............... $    1.23  $   (0.32) $   (0.16) $   (0.69) $    0.25
                                                    =========  =========  =========  =========  =========
Net income (loss) per share - diluted............. $    1.13  $   (0.32) $   (0.16) $   (0.69) $    0.24
                                                    =========  =========  =========  =========  =========

Consolidated Balance Sheet Data:
Total assets...................................... $ 512,590  $ 446,760  $ 440,606  $ 396,361  $ 502,331
                                                    =========  =========  =========  =========  =========
Long-term obligations............................. $     279  $   1,793  $   1,873  $   1,423  $   1,307
                                                    =========  =========  =========  =========  =========
Shareholders' equity.............................. $ 416,635  $ 391,411  $ 381,851  $ 331,497  $ 375,984
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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, we experienced a decrease in the average selling prices of our products as a result of the slow-down in the demand for some of our products in the second half of 2004 and our business could be further harmed again by prolonged industry-wide downturns in the future.

Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules are frequently revised to reflect changes in the customer's needs and in our supply of products. Accordingly, our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

We derived 88.5%, 90.0% and 86.0% of our net product revenues during 2002, 2003 and 2004, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which excludes transactions through stocking representatives and distributors, accounted for 31.5%, 37.7% and 29.1% of our net product revenues in 2002, 2003 and 2004, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2002, 2003 and 2004.

Since 2001, we have been increasing our out-sourcing activities for our customer service logistics to support our customers. Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2002, 2003 and 2004, SPT serviced end customer sales accounting for 57.4%, 64.2% and 52.9% of our net product revenues recognized. As of December 31, 2002, 2003 and 2004, SPT represented 68.5%, 73.4% and 55.1% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 16.9%, 29.9% and 34.0% of our product shipments in 2002, 2003 and 2004, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 41.3%, 32.8% and 25.1% of our product shipments to end users in 2002, 2003 and 2004, respectively.

Results of Operations: Years Ended December 31, 2002, 2003 and 2004

Net Revenues

Net revenues were $449.2 million in 2004, $295.0 million in 2003 and $274.7 million in 2002. Net revenues for 2004 increased compared to 2003 due to increased unit shipments and average selling prices, increased license and royalty revenues and sales from companies acquired during 2004. Net revenues for 2003 increased compared to 2002 due to increased unit shipments and increased license and royalty revenues, offset by decreased average selling prices. Average selling prices fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles and changes in general economic conditions.

Product Revenues. Product revenues were $404.7 million in 2004, $256.5 million in 2003 and $244.0 million in 2002. Product revenues for 2004 increased compared to 2003 primarily due to increased unit shipments by 35.32%, and increased average selling prices by 16.2%. Product revenues for 2003 increased compared to 2002 primarily due to increased unit shipments by 23.5%, partially offset by decreased average selling prices by 15.7%. The decrease from 2001 to 2002 was primarily due to decreased average selling prices by 36.5%, partially offset by increased unit shipments of our products by 31.6%. Shipping volumes fluctuate due to overall industry supply and demand.

License Revenues. Revenues from license fees and royalties were $44.5 million in 2004, $38.5 million in 2003 and $30.6 million in 2002. The increase from 2003 to 2004 is due to increased license fees of $6.0 million from our new licensees. The increase from 2002 to 2003 related primarily to increased royalty payments from our existing licensees and up-front license fees from our new licensees. We anticipate that license revenues may fluctuate significantly in the future.

Gross Profit

Gross profit was $127.1 million, or 28.3% of net revenues, in 2004, $76.3 million, or 25.8% of net revenues, in 2003, and $68.4 million, or 24.9% of net revenues, in 2002. The increase in gross profit in 2004 when compared to 2003 is primarily due to improved manufacturing costs achieved by transitioning manufacturing technology to smaller geometries, the sale of previously reserved inventory, increases in average selling prices and unit shipments by 16.2% and 35.3%, respectively, as well as increased revenues from technology licensing by $6.0 million, offset by a net increase of $28.5 million in our provision for inventory and adverse purchase commitments over the 2003 provision. The increase in gross profit in 2003 when compared to 2002 is primarily due to increased unit shipments of 23.5%, increased technology licensing revenues of $7.9 million and improved manufacturing costs as a result of transitions to more advanced process technologies, offset by decreased average selling prices by 15.7%. Product gross margin was 20.4% in 2004, compared to 14.7% in 2003 and 15.5% in 2002. The increase in product gross margin in 2004 when compared to 2003 is primarily due to improved manufacturing costs, increases in average selling prices and unit shipments by 16.2% and 35.3%, respectively, offset by an increase in our provision for inventory and adverse purchase commitments of $28.5 million over the 2003 provision. The decrease in product gross margin in 2003 when compared to 2002 was primarily due to decreased average selling prices of 15.7%, offset by improved manufacturing costs as a result of transitions to more advanced process technologies. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2002, 2003 and 2004 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative and other expenses. Operating expenses were $100.9 million, or 22.5% of net revenues, in 2004, $117.7 million or 39.9% of net revenues, in 2003, and $89.7 million, or 32.6% of net revenues, in 2002. The decrease in 2004 from 2003 was primarily due to the Atmel judgement of $37.8 million in 2003 and $1.0 million decrease in depreciation expense, offset by the $5.9 million write off of in process research and development related to our newly acquired businesses, increases of $5.9 million in headcount related expenses, $2.0 million in mask, wafer and evaluation parts, $2.0 million in general and administrative related to outside services and $1.6 million in commission expense and $1.5 million in operating lease impairment. The increase in 2003 from 2002 was primarily due to the Atmel judgement of $37.8 million, offset by decreases of $2.8 million in bad debt expense, $1.7 million in mask, wafer and evaluation part expenses, $1.5 million in legal fees, $1.1 million in commission expense and $1.1 million in depreciation expense. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative activities, and that these expenses will increase in absolute dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $46.9 million, or 10.4% of net revenues, in 2004, $43.1 million, or 14.6% of net revenues, in 2003, and $47.1 million, or 17.1% of net revenues, in 2002. Research and development expenses increased by 8.7% from 2003 primarily due to increases in wafer, mask and evaluation part expenses of $2.0 million due to the completion of certain technology projects during 2004, headcount related expenses of $2.2 million due to profit sharing payments and increased headcount, offset by reduced depreciation expense of $797 thousand. Research and development expenses decreased by 8.3% from 2002 primarily due to decreases in wafer, mask and evaluation part expenses of $1.7 million due to cost reduction measures and the completion of certain technology projects during 2003, headcount related expenses of $1.4 million due to a reduction in headcount and depreciation expense of $761 thousand. We expect research and development expenses will increase in absolute dollars.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $28.3 million, or 6.3% of net revenues, in 2004, $22.3 million, or 7.5% of net revenues, in 2003, and $25.5 million, or 9.3% of net revenues, in 2002. The increase in sales and marketing expenses from 2003 to 2004 by 27.1% was primarily due to increases in headcount related costs of $2.4 million due to bonus and profit sharing payments and increased headcount, an increase in commission expense of $1.6 million due to increased sales, an increase in logistic center fees of $742 thousand due to increased activity through the logistic center, and increased marketing expenses of $395 thousand. The decrease in sales and marketing expenses from 2002 to 2003 by 12.7% was primarily due to decreases in headcount related costs of $1.7 million due to the transfer of some sales personnel to Asia and decreased facility and information technology related expenses, a decrease in commission expense of $1.1 million due to reduced commission rates and decreased marketing expenses of $849 thousand, offset by increased logistic center fees of $652 thousand due to increased activity through the logistic center. We expect sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expense.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $18.3 million, or 4.1% of net revenues, in 2004, $14.4 million, or 4.9% of net revenues, in 2003, and $17.1 million, or 6.2% of net revenues, in 2002. The increase in general and administrative expenses from 2003 to 2004 by 27.0% was primarily due to increases in accounting and outside consulting fees of $2.0 million due to the increase costs of complying with Sarbanes-Oxley reporting, headcount related expenses of $1.3 million due to profit sharing payments and increased headcount, and bad debt expenses of $597 thousand due to a charge taken in 2004. The decrease in general and administrative expenses from 2002 to 2003 by 15.8% was primarily due to decreases in bad debt expenses of $2.8 million due to a charge taken in 2002 related to one specific customer, a decrease in legal fees of $1.5 million due to decreased Atmel defense activity, and lower depreciation and amortization expense of $876 thousand, offset by increases in headcount related costs of $2.4 million due to changes in allocations for facility, IT and insurance expenses. We anticipate that general and administrative expenses will increase in absolute dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel, shareholder class action and shareholder derivative litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses. In 2004, other operating expenses of $7.4 million, or 1.6% of net revenues, were comprised of $5.9 million related to the write off of in-process research and development relating to the acquisition of Emosyn and G-Plus and a $1.5 million period charge related to an operating lease for an abandoned building. At the time of the Emosyn acquisition, we estimated that the acquired IP R&D was approximately 30% complete and would be completed over the next nine months at an estimated cost of approximately $484 thousand, and at the time of the G-Plus acquisition, we estimated that the acquired IP R&D projects were between 20% to 80% complete and would be completed over the next fourteen months at an estimated cost of approximately $1.2 million. The charge related to an operating lease results from our purchase of a new building with the intent to vacate the leased property and represents the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to this building. In 2003, other operating expenses were $37.8 million, or 12.8% of net revenues, which related entirely to the Atmel litigation settlement. The $37.8 million of settlement fees and interest was paid in December 2003. There were no other operating expenses recorded in 2002.

Interest and other income. Interest and other income was $2.3 million, or 0.5% of net revenues, during 2004, $3.0 million, or 1.0% of net revenues, during 2003, and $3.2 million, or 1.2% of net revenues, during 2002. Interest and other income decreased from 2003 to 2004 primarily due to decreased realized gains from the sale of some of our investments by $649 thousand. Interest income decreased from 2002 to 2003 primarily due to decreased interest rates on invested cash, offset by realized gains of $649 thousand on the sale of some of our investments.

Interest and other expense. Interest and other expense was $281 thousand during 2004 as compared to $350 thousand during 2003 and $242 thousand during 2002. Interest and other expenses in 2003 included a loss on sale of assets of $118 thousand. Interest expense relates to interest on our notes payable and interest and fees under a line of credit that we terminated in July 2002.

Impairment of equity investments. During 2003, Insyde, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there had been a significant decline in the market value of the investment. During 2004, we recognized a $509 thousand loss from the impairment of our equity investment because Insyde's stock price had declined below the acquisition cost for more than six months. The impairment was considered to be "other-than-temporary" in nature, thus the investment value was permanently written down to reflect the fair value. As of December 31, 2004 the recorded value of our investment in Insyde was $456 thousand.

In 2000, we acquired a 10.0% interest in Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to impairment of equity investments of $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002. As of December 31, 2004 the recorded value of our investment in Apacer was $4.4 million.

Provision for (Benefit from) Income Taxes

In 2004, our income tax expense was $3.9 million on a net income before tax of $27.8 million. During the year of 2004, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax benefit of $10.9 million in 2002 consisted of a 42.0% tax rate on our loss before income taxes. In 2003, we implemented an international tax structure, which in conjunction with the full valuation allowance, will mean that going forward we will record a tax expense as a result of foreign tax withholding and alternative minimum tax until such time that the valuation allowance against the deferred tax asset is no longer required.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory technology and products. We offer low to medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, the Emosyn Products, the SST Communications Corporation Products, or SCC, and Technology Licensing. Refer to Note 15 to the Consolidated Financial Statements for revenue and gross profit information by reportable segment. Our analysis of the changes for each segment is discussed below.

SMPG includes our three standard flash memory product families: the MPF family, the MPF+ family and the MTP family. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SMPG revenues were $269.4 million in 2004, $166.8 million in 2003 and $143.2 million in 2002. The increase in revenue in 2004 compared to 2003 was the result of both an increase in unit shipments of 26.9% and an increase in average selling prices of 28.7%. The increase in revenues in 2003 compared to 2002 was primarily due to increases in unit shipments of our products by 23.4%, offset by decreases in average selling prices of 7.6%. Gross margin was 18.0% in 2004, 12.8% in 2003 and 3.8% in 2002. The increase in gross margin in 2004 from 2003 was due to improvements in the market price during the first three quarters as well as lower manufacturing costs achieved by transitioning manufacturing technology to lower geometries. The increase in gross margin in 2003 from 2002 was primarily due to higher inventory valuation adjustments in 2002, the sale of previously reserved inventory in 2003 and product mix.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC flash products. ASPG also includes flash embedded controllers such as the ATA controller. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. ASPG revenues were $73.2 million in 2004, $60.5 million in 2003 and $67.8 million in 2002. The increase in revenues in 2004 compared to 2003 was primarily due to an increase in unit shipments of 29.4%, offset by decreases in average selling prices of 7.7%. The decrease in revenues in 2003 compared to 2002 was primarily due to decreases in average selling prices of 31.8%, offset by increases in unit shipments of our products of 32.9%. Gross margin was 26.5% in 2004, 19.1% in 2003 and 36.2% in 2002. The increase in gross margin in 2004 from 2003 was due to lower manufacturing costs achieved by transitioning manufacturing technology to lower geometries and product mix. The decrease in gross margin in 2003 from 2002 was primarily due to decreases in average selling prices and product mix.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. Effective January 1, 2003, we transferred certain MTP products from SMPG to SPG and FlashFlex51 microcontroller products from ASPG to SPG. Effective July 1, 2003, we transferred the SSF family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenue and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2002. SPG revenues were $44.6 million in 2004, $29.3 million in 2003 and $33.0 million in 2002. The increase in revenues in 2004 compared to 2003 was the result of both an increase in unit shipments of 5.8% and an increase in average selling prices of 34.3%. The decrease in revenues in 2003 compared to 2002 was primarily due to decreases in average selling prices of 19.5% offset by an increase in unit shipments of our products by 12.3%. Gross margin was 28.5% in 2004, 16.3% in 2003 and 23.6% in 2002. The increase in gross margin in 2004 from 2003 was due to lower manufacturing costs achieved by transitioning manufacturing technology to lower geometries. The increase in gross margin in 2004 from 2003 was due to improvements in the market price during the first three quarters as well as lower manufacturing costs achieved by transitioning manufacturing technology to lower geometries. The decrease in gross margin in 2003 from 2002 was primarily due to decreases in average selling prices and product mix.

Emosyn Products include the Theseus Platinum product family and other flash memory based microprocessor chips. We acquired a majority ownership of Emosyn on September 10, 2004. The segment revenue of $16.9 million for 2004 is from the date of acquisition through the end of the year. Gross margin for 2004 was 14.0%.

SCC includes RF transceiver, synthesizer, power amplifier and switch products. We formed SST Communications Corporation and acquired substantially all of the assets of G-Plus, Inc. on November 5, 2004. The segment revenue of $593 thousand for 2004 is from the date of acquisition through the end of the year. Gross margin for 2004 was negative 35.8%.

Revenue and gross profit related to Technology Licensing was $44.5 million for 2004, $38.5 million for 2003 and $30.6 million for 2002. The increase from 2003 to 2004 is due to increased up-front license fees from our new licensees. The increase from 2002 to 2003 related primarily to increase royalty payments from our existing licensees and up-front license fees from our new licensees.

Related Party Transactions

The following table is a summary of our related party revenues and purchases (in thousands):

                                                             Year Ended
                                                         December 31, 2004
                                                  --------------------------------
                                                    Revenues         Purchases
                                                  ------------  ------------------
Silicon Technology Co., Ltd..................... $      7,943  $               --
Apacer Technology, Inc and related entities.....        2,359                 707
Silicon Professional Technology Ltd.............      214,195                  --
Grace Semiconductor Manufacturing Corporation...          156              59,278
King Yuan Electronics Company, Limited..........           --              38,248
Powertech Technology, Incorporated..............           --              14,718
                                                  ------------  ------------------
                                                 $    224,653  $          112,951
                                                  ============  ==================

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
                                                  ============  ==================

(1) Excludes Apacer Technology, Inc. balances.

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

                                                          December 31, 2003            December 31, 2004
                                                  --------------------------------  -----------------------
                                                                     Accounts                     Accounts
                                                    Accounts       Payable and       Accounts    Payable and
                                                   Receivable        Accruals       Receivable    Accruals
                                                  ------------  ------------------  -----------  ----------
Silicon Technology Co., Ltd..................... $        232  $               --  $       322  $       --

Apacer Technology, Inc and related entities.....          400                 736          458         320
Professional Computer Technology Limited........           --                  15           --          72
Silicon Professional Technology Ltd.............       40,588                 550       32,037         694
Grace Semiconductor Manufacturing Corporation...           --                  --          156      17,227
King Yuan Electronics Company, Limited..........           --               6,896           --      13,702
Powertech Technology, Incorporated..............           --               2,533           --       3,867
Other...........................................           --                   4           --          --
                                                  ------------  ------------------  -----------  ----------
                                                 $     41,220  $           10,734  $    32,973  $   35,882
                                                  ============  ==================  ===========  ==========

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Silicon Technology's board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. At December 31, 2004, our investment, which is carried at cost, represented 9% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. The investment was written down to $4.4 million during 2002, please refer to Note 13 of the Notes to the Consolidated Financial Statements. At December 31, 2004, our investment represented 10% of the outstanding equity of Apacer. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. Our purchases from Apacer are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a privately held Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT's board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179 thousand in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2004. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In February 2004, we purchased $1.7 million of PCT's European convertible bonds. As of December 31, 2004, the value of the stock and convertible bond investment recorded as long-term available-for-sale is valued at $6.4 million and the restricted portion of the investment carried at cost is recorded at $675 thousand. At December 31, 2004 our investment represented 13% of the outstanding equity and 13% of the European convertible bonds of PCT.

PCT and it subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2002, 2003 and 2004 we paid sales commissions of $2.5 million, $1.2 million and $579 thousand, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 10.3%, 27.3% and 31.3% of our product shipments in 2002, 2003 and 2004. In addition, PCT and SPAC solicited sales, for which they earned a commission, for 19.5%, 12.0% and 3.3% of our shipments to end users in 2002, 2003 and 2004, respectively.

In 2001, PCT established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

We do not have any long-term contracts with SPT, PCT or SPAC, and SPT, PCT or SPAC may cease providing services to us at any time. If SPT, PCT or SPAC were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions which would harm our business. We are not obligated to provide SPT, PCT or SPAC with any additional financing.

In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a publicly held Taiwanese company, which is a production subcontractor, for $4.6 million in cash. A member of our management team holds a supervisor position at KYE. The role and responsibilities of a supervisor are defined and governed by Corporate Law in Taiwan. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. The investment was written down to $1.3 million during 2001 and is valued at $2.3 million as of December 31, 2004 based on the quoted market price. At December 31, 2004, our investment represented 0.5% of the outstanding equity of KYE. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a privately held Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of the Board of Directors, is also a member of PTI's board of directors. The investment was made in PTI in order to strengthen the relationship between us and PTI. During 2003, PTI completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested $723 thousand cash in PTI shares available for sale. As of December 31, 2004, the value of the investment recorded as long-term available-for-sale is valued at $14.1 million and the restricted portion of the investment carried at cost is recorded at $767 thousand. At December 31, 2004, our investment represented 2% of the outstanding equity of PTI. Our purchases from PTI are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide PTI with any additional financing.

In 2001, we acquired a 9% interest in Grace Semiconductor Manufacturing Corporation, or GSMC, a privately held Cayman Islands company for $50.0 million in cash. In March 2004, we invested an additional $33.2 million in GSMC. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC's board of directors. In addition, a member of our management team holds one supervisor position at GSMC. The role and responsibilities of a supervisor are defined and governed by Corporate Law in the Cayman Islands. This investment is carried at cost. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. Grace began to manufacture our products since late 2003. We do not have a long-term contract with Grace to supply us with products. At December 31, 2004, our investment represented 10% of the outstanding equity of GSMC.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a privately held Taiwanese company, for $964 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133 thousand cash in Insyde's convertible bonds. The stock investment was written down $509 thousand during 2004, refer to Note 13 of these Notes to the Consolidated Financial Statements. At December 31, 2004, our investment represented 6% of the outstanding equity and 6% of the convertible bonds of Insyde.

In June 2004, we acquired a 9% interest in Advanced Chip Engineering Technology, or ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET's board of directors. At December 31, 2004 our investment, which is carried at cost, represented 9% of the outstanding equity of ACET.

In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. Nanotech, a development stage company, has a wholly owned subsidiary which is in the process of establishing foundry operations in China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Nanotech's board of directors. Tsuyoshi Taira, a member of our Board of Directors, also invested in this round of financing. We are not obligated to provide Nanotech with any additional financing. At December 31, 2004 our investment, which is accounted for under the equity method, represented 30% of the outstanding equity of Nanotech.

Critical Accounting Estimates

Our critical accounting estimates are as follows:

  Revenue recognition;

  Allowance for sales returns;

  Allowance for doubtful accounts;

  Allowance for excess and obsolete inventory and lower of cost or market;

  Warranty accrual;

  Litigation costs;

  Valuation of equity investments;

  Provision for adverse purchase commitments; and

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

Allowance for sales returns. We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other assumptions. The allowance for sales returns was $1.8 million, $1.3 million and $2.0 million as of December 31, 2002, 2003 and 2004, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

Allowance for doubtful accounts. We maintain allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $4.4 million, $1.1 million and $1.2 million as of December 31, 2002, 2003 and 2004, respectively.

Allowance for excess and obsolete inventory and lower of cost or market. Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in additional inventory write-downs. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. If we determine that market conditions are less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories and lower of cost or market was $27.4 million, $11.2 million and $32.2 million as of December 31, 2002, 2003 and 2004, respectively.

Warranty accrual. Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. The recorded value of our warranty accrual was $492 thousand, $187 thousand and $3.8 million as of December 31, 2002, 2003 and 2004, respectively.

Litigation costs. From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance the Atmel complaint, shareholder class action complaints, shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. As of December 31, 2004, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. If additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations and financial position.

Valuation of equity investments. We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments was $62.3 million, $70.1 million and $121.7 million as of December 31, 2002, 2003 and 2004, respectively.

Provision for adverse purchase commitments. We maintain a provision for adverse purchase commitments for in process orders at our vendors when there is a lower of cost or market valuation against our on hand inventory. Once production has begun against our purchase orders, we are committed to purchasing the inventory or, if we cancel the order, we are liable for all costs incurred up to the time of cancellation. If we have written down our on-hand inventory of the ordered product for lower of cost or market valuations, we must consider the impact to in process inventory at our vendor. We evaluate our in process orders to determine the impact of canceling the order and the impact of purchasing the inventory at a cost higher than the estimated current market value. If we determine that market conditions become less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required when the inventory is purchased into inventory. The recorded provision for adverse purchase commitments was $1.3 million, $538 thousand and $8.3 million as of December 31, 2002, 2003 and 2004, respectively.

Accounting for income taxes. During the third quarter of 2003 we recorded a charge to establish a full valuation allowance against our deferred tax assets offset by a reduction in income tax payable as a result of a reassessment of expected liabilities for 2003 and certain exposures. Accordingly, for 2003 we recorded an income tax expense of $26.4 million. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During 2004, we maintained a full valuation allowance on our deferred tax assets. At December 31, 2003 and 2004 the valuation allowance against our deferred tax asset was $41.1 million and $27.2 million, respectively.

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $14.0 million in 2004 and $7.6 million in 2003. For 2004, our primary use of cash was for inventory purchases. Cash used in operating activities included an increase in inventory of $133.6 million to support increased sales activities and forecast customer demands, a $7.1 million increase in trade receivables from unrelated parties due to increased revenues and increases in other assets and deferred revenues of $4.3 million. Cash generated from operating activities included a net income of $23.9 million, a decrease in trade receivables from related parties of $8.1million due mainly to decreased payment terms with our logistic center, SPT, an increase in related and unrelated trade accounts payable of $37.8 million due to increased purchases of products and business activities, and an increase in accrued expenses and other liabilities of $7.5 million. Non-cash adjustments related to a provision for excess and obsolete inventories, write down of inventory to market and adverse purchase commitments of $35.9 million, depreciation and amortization expense of $7.4 million, in-process research and development of $5.9 million, a provision for sales returns and doubtful accounts of $2.2 million and a $1.5 million operating lease impairment charge. For 2003, our primary source of operating cash flow was the timing of inventory purchases and payments to our vendors and service providers, offset by the payment of $37.8 million to Atmel. Cash generated from operating activities included decreases in inventories of $29.5 million due to increased sales, which reduced the amount of inventory held, and other current and non-current assets of $18.3 million, increases in trade accounts payable from related and unrelated parties of $12.4 million due to increased strategic purchasing of certain products, increases in deferred revenue of $1.0 million and non-cash related adjustments of $37.9 million. Non-cash adjustments related to $7.7 million of depreciation and amortization, $6.7 million of inventory valuation adjustments, $22.3 million decrease in net deferred tax assets and $1.3 million of tax benefit from employee stock plans, offset by a $228 thousand charge to expense for provision for doubtful accounts. Working capital uses of cash included a net loss of $65.2 million, increases in trade accounts receivable from related and non-related parties of $19.9 million due to increased revenue at the end of 2003 compared to 2002 and increased activity through our logistic center which has extended payment terms and decreases in accrued expenses and other liabilities of $6.5 million.

Investing activities. Our investing activities used cash of $26.0 million during 2004 primarily due to investments in equity securities of GSMC, ACET, Nanotech, PCT, PTI and Insyde of $33.2 million, $4.0 million, $3.8 million, $1.7 million, $723 thousand and $133 thousand, respectively, and the acquisitions of Emosyn and G-Plus which used cash of $16.0 million and $4.6 million, respectively. Investing activities also used cash for purchases of available for sale investments and restricted cash of $47.6 million and purchases of property and equipment of $8.0 million. Sales and maturities of available for sale investments provided cash from investing activities of $91.9 million. Our investing activities provided cash of $10.2 million during 2003, primarily due to a total of $12.0 million cash from the excess sales and maturities of available-for-sale investments and restricted cash over the purchases of such investments, offset by $1.8 million invested in capital expenditures.

Financing activities. Our financing activities used cash of $8.9 million in 2004 and provided cash of $4.3 million in 2003. During 2004, the repurchase of our common stock used cash of $14.9 million and the issuance of shares of common stock issued under our employee stock purchase plan and the exercise of employee stock options provided cash of $5.5 million. Repayment of loans used cash of $393 thousand and minority interest capital contributions provided cash of $820 thousand. During 2003, the cash provided was primarily from $4.5 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options, offset by $250 thousand in loan repayments.

Principal sources of liquidity at December 31, 2004 consisted of $104.0 million of cash, cash equivalents, and short-term and long-term available-for-sale investments.

Purchase Commitments. As of December 31, 2004, we had outstanding purchase commitments with our foundry vendors of $100.7 million for delivery in 2005. We have recorded a liability of $8.3 million for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. In 2001 and the second quarter of 2004, we recorded charges to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for two unoccupied buildings. These charges represent the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to these buildings. Payments made on the lease have reduced the recorded combined liability to $270 thousand and $976 thousand at December 31, 2003 and 2004, respectively.

Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2004 (in thousands):

                                                                    Less than                                More than
Contractual obligations                              Total            1 year         1-3 years   3-5 years    5 years
------------------------------------------------  ------------  ------------------  -----------  ----------  ---------
Notes payable................................... $        744  $              705  $        39  $       --  $      --
Operating leases................................       16,602               4,182        5,797       5,727        896
Purchase commitments............................      100,694             100,694           --          --         --
Other long-term liability.......................          480                  --          480          --         --
                                                  ------------  ------------------  -----------  ----------  ---------
Total........................................... $    118,520  $          105,581  $     6,316  $    5,727  $     896
                                                  ============  ==================  ===========  ==========  =========

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

  merger, acquisition or joint venture projects;

  unanticipated research and development expenses associated with new product introductions; and

  the outcome of ongoing litigation.

Please also see "Business Risks - Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price."

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-01, or EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In October 2004, the FASB approved EITF Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" which addresses an issue in the application of paragraph 19 of SFAS No. 131, Disclosures about Segments of an Enterprise and related information. In November 2004, the FASB delayed until further notice the effective date of this issue. We are currently assessing the impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning after June 15, 2005. We are currently reviewing the impact of SFAS No. 151 on the carrying amounts of our inventory. We do not expect the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R (revised 2004), "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for SST is for the first interim or annual period after June 15, 2005. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the first three quarters of 2004, we incurred net losses for 2002 and 2003 and the fourth quarter of 2004. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2002, 2003 and 2004 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2004, we had $156.6 million of inventory on hand, an increase of $110.5 million, or 240%, from December 31, 2003. Total valuation adjustments to inventory and adverse purchase commitments were $10.4 million in 2002, $6.7 million in 2003 and $35.9 million in 2004. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of December 31, 2004, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in the fourth quarter of 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we had improvements in the average selling prices of our products. However, during the second half of 2004, we experienced a demand slow-down for our products. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2002, 2003 and 2004, our export product and licensing revenues accounted for 92.0%, 92.9% and 92.7% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 88.5%, 90.0% and 86.0% of our net product revenues from Asia during 2002, 2003 and 2004, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Since March 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2002, 2003 and 2004, SPT serviced end customer shipments accounted for 57.4%, 64.2% and 52.9% of our net product revenues recognized, respectively. As of December 31, 2002, 2003, and 2004, SPT accounted for 68.5%, 73.4% and 55.1%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions."

We do not have any long-term contracts with SPT, PCT or SPAC, and SPT, PCT or SPAC may cease providing services to us at any time. If SPT, PCT or SPAC were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by six foundries, TSMC in Taiwan, Sanyo, Seiko-Epson and Yasu in Japan, Grace in China, and Samsung in Korea. In March 2001, we invested $50.0 million in GSMC, a Cayman Islands company, for a wafer foundry project located in Shanghai, China. In March 2004, we invested an additional $33.2 million in GSMC. Grace, a wholly owned subsidiary of GSMC, began manufacturing some of our products early in the fourth quarter of 2003. We anticipate that these foundries, together with Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, and Vanguard in Taiwan will manufacture substantially all of our products in 2005. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity plus additional future capacity from Grace, HHNEC and Vanguard available to us will be sufficient through 2005. However, events that we have not foreseen could arise which would limit our capacity. Similar to our $83.2 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our low density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Spansion (AMD/Fujitsu), Atmel, Intel, Macronix, STMicroelectronics, PMC and Winbond. Our medium-density memory products compete with products offered by Spansion, Intel, ST Microelectronics, Mitsubishi, Samsung, Sharp Electronics and Toshiba. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion (AMD/Fujitsu), Atmel, Fujitsu, Hitachi, Intel, Mitsubishi, Samsung, SanDisk, Sharp Electronics, STMicroelectronics and Toshiba, as well as any new entrants to the market.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 114 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

If we become engaged in securities class action suits and derivative suits, we may become subject to consuming and costly litigation and divert management resources and could impact our stock price.

Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims.

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain directors and officers in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. The complaints seek unspecified damages on alleged violations of federal securities laws during the period from March 22, 2004 to December 20, 2004. Consolidation and the appointment of a lead plaintiff are currently pending in these purported class actions.

In January and February 2005, following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code.

Public announcements may hurt our stock price. During the course of lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

Our litigation may be expensive, may be protracted and confidential information may be compromised. We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part I, Item 3 - Legal Proceedings."

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. On December 12, 2003, we paid Atmel $37.8 million to satisfy the judgement plus statutory interest accrued during the appeal. The `903 patent case still remains open. The court found that we infringed the `903 patent but the jury was unable to unanimously decide whether the `903 is valid and a mistrial was declared. A settlement conference scheduled for April 14, 2004 was rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. A new trial date on the invalidity of the `903 patent has been scheduled for June 27, 2005. If we are not successful in reaching a settlement, litigation may continue to consume substantial amounts of our financial and managerial resources. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part I, Item 3- Legal Proceedings."

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

For example, changes requiring that we record compensation expense in the statement of operations for stock options using the fair value method or any changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. The FASB has issued changes to generally accepted accounting principles in the United States that, when implemented the third quarter of 2005, will require us to record charges to earnings for the stock options we grant.

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

We, and our independent registered public accounting firm, have determined that we have a material weakness in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2004 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent auditors. Additionally, management's assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

As of December 31, 2004, we did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because the company lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Specifically, we lacked sufficient controls over the write down of inventory to its lower of cost or market, accounting for complex licensing contracts with multiple elements, and processes and procedures related to the determination and review of the quarterly and annual tax provisions in accordance with generally accepted accounting principles in the United States. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements related to the write-down of inventory to the lower of cost or market. Additionally, this deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, PricewaterhouseCoopers LLP, has issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in this Form 10-K.

Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In September 2004 we acquired majority ownership in Emosyn and in November 2004 we acquired substantially all of the assets of G-Plus. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Substantially all of our products, as well as all new products currently under design, are stand-alone flash memory devices or devices embedded with flash memory. A memory technology other than SuperFlash may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as FRAM devices if such technology is commercialized for higher density applications. To the extent our competitors are able to promote a technology other than SuperFlash as an industry standard, our business will be seriously harmed.

The selling prices for our products are extremely volatile and have historically declined during periods of over capacity or industry downturns.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 2001, 2002, 2003 and in late 2004, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions began to improve during the third quarter of 2003, deteriorating market conditions at the end of 2000 through the first part 2003 and again in the fourth quarter of 2004 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. As of December 31, 2004, the recorded value of our KYE investment was $2.3 million based on the quoted market price. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of December 31, 2004, the recorded value of our Apacer investment was $4.4 million. During 2004, we wrote down our investment in Insyde by $509 thousand because Insyde's stock price had declined below the acquisition cost for more than six months. The impairment was considered to be "other-than-temporary" in nature. In addition, we have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at December 31, 2004 of $86.9 million, $0.9 million, $16.6 million and $0.6 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of December 31, 2004 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2004, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of December 31, 2004 (in thousands):

                                                                             Carrying     Interest
                                                                               Value        Rate
                                                                            -----------  -----------
Short-term available-for-sale investments - fixed rate.................... $    68,628          2.2%
Cash and cash equivalents - variable rate.................................      35,365          0.4%
                                                                            -----------
                                                                           $   103,993          1.6%
                                                                            ===========

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements are included in a separate section of this Annual Report.

Supplementary Data: Selected Consolidated Quarterly Data

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2004. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Business Risks."

                                                            Quarter Ended
                                        ------------------------------------------------------
                                         March 31,      June 30,    September 30, December 31,
                                            2004          2004          2004          2004
                                        ------------  ------------  ------------  ------------
                                                (in thousands, except per share data)
Net revenues:
    Product revenues.................. $     91,370  $    115,571  $    101,260  $     96,530
    License revenues..................       13,063        12,958        10,912         7,534
                                        ------------  ------------  ------------  ------------
      Total net revenues.............. $    104,433  $    128,529  $    112,172  $    104,064
Gross profit.......................... $     38,151  $     48,767  $     39,584  $        603
Income (loss) from operations......... $     15,421  $     23,396  $     14,752  $    (27,330)
Net income (loss)..................... $     14,233  $     22,099  $     14,522  $    (26,925)
Net income (loss) per share-basic..... $       0.15  $       0.23  $       0.15  $      (0.28)
Net income (loss) per share-diluted... $       0.14  $       0.22  $       0.15  $      (0.28)

                                                            Quarter Ended
                                        ------------------------------------------------------
                                         March 31,      June 30,    September 30, December 31,
                                            2003          2003          2003          2003
                                        ------------  ------------  ------------  ------------
                                                (in thousands, except per share data)
Net revenues:
    Product revenues.................. $     53,921  $     54,860  $     65,397  $     82,351
    License revenues..................        7,788         9,320         8,538        12,866
                                        ------------  ------------  ------------  ------------
      Total net revenues.............. $     61,709  $     64,180  $     73,935  $     95,217
Gross profit.......................... $      9,208  $     16,247  $     18,341  $     32,470
Income (loss) from operations......... $    (11,083) $     (3,739) $    (37,390) $     10,815
Net income (loss)..................... $    (10,665) $     (4,589) $    (59,018) $      9,105
Net income (loss) per share-basic..... $      (0.11) $      (0.05) $      (0.62) $       0.10
Net income (loss) per share-diluted... $      (0.11) $      (0.05) $      (0.62) $       0.09

We recorded settlement fees of $36.5 million and interest of $1.3 million related to the Atmel lawsuit in the third and fourth quarter of 2003, respectively. In the third quarter of 2003, we recorded a full valuation of our deferred tax assets and associated adjustments to income tax payable, resulting in a tax expense of $22.9 million.

We recorded an operating lease impairment of $1.5 million relating to an operating lease for an abandoned building in the second quarter of 2004. We expensed the in-process research and development resulting from the acquisitions of Emosyn and G-Plus in the amount of $1.7 million and $4.2 million in the third and fourth quarters of 2004, respectively. We recorded a provision of adverse purchase commitments of $2.6 million and $5.4 million in the third and fourth quarter, respectively. In the fourth quarter of 2004, we recorded an $18.3 million valuation adjustment against inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, our management used the criteria described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Specifically, we lacked sufficient controls over the write down of inventory to its lower of cost or market, accounting for complex licensing contracts with multiple elements, and processes and procedures related to the determination and review of the quarterly and annual tax provisions in accordance with generally accepted accounting principles in the United States. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements related to the write-down of inventory to the lower of cost or market. Additionally, this deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria in Internal Control-Integrated Framework.

Management has excluded Emosyn LLC ("Emosyn"), and SST Communications Corporation ("SCC"), from its assessment of internal control over financial reporting as of December 31, 2004, because these companies were acquired by us in purchase business combinations during 2004. Emosyn and SCC are consolidated subsidiaries whose combined total assets and revenues represent 6.4% and 6.4%, respectively, of the related consolidated financial statement amount as of and for the year ended December 31, 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, and independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness

In response to the material weakness described above, we have recently hired new senior accounting personnel and is in the process of hiring additional accounting and finance staff. In addition, we intend to enhance its training programs for accounting and finance personnel.

Item 9B. Other Information

On December 21, 2004, were notified by the Enforcement Office of the Securities and Exchange Commission that it is conducting an informal inquiry regarding trading of shares of our common stock prior to our December 20, 2004 announcement of updated guidance for our financial results for the fourth quarter of 2004. The inquiry involves trading in shares of our common stock by an executive officer, a director of SST and three employees. We are cooperating with the Enforcement Office.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the captions "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management - Compliance with the Reporting Requirement of Section 16(a)," "Audit Committee," "Nominating and Corporate Governance Committee," and "Code of Conduct," and are incorporated by reference into this report. The information relating to our executive officers is contained in Part I, Item 1 of this report.

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

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" and is incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) (1) Consolidated Financial Statements. The index to the consolidated financial statements is found on page 49 of this Report.

     (2) Financial Statement Schedule. Financial statement schedule Number II is included.

     (3) Exhibits. See Exhibit Index in part (b), below.

(b) Index to Exhibits.

Exhibit Number	Description of Document
3.1 (1)	Bylaws of Silicon Storage Technology, Inc., as amended.
3.2 (2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3 (3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4 (4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2 (5)	Specimen Stock Certificate of SST.
4.3 (6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4 (7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1 (8)	Equity Incentive Plan and related agreements.
10.2 (9)	Employee Stock Purchase Plan.
10.3 (10)	1995 Non-Employee Director's Stock Option Plan.
10.4 (11)	Profit Sharing Plan.
10.5 (12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6 (13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.8 (14)	Lease amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9 (15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.11 (16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.12 (17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.13 (18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.14 (19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
21.1	Subsidiaries of SST.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney is contained on the signature page.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-4(a).
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

________

  Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 5, 2004 and incorporated by reference herein.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 31st day of March, 2005.

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

Signature	Title	Date
/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
/s/ JACK K. LAI Jack K. Lai	Vice President Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2005
/s/ YAW WEN HU Yaw Wen Hu	Director	March 31, 2005
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	March 31, 2005
/s/ RONALD CHWANG Ronald Chwang	Director	March 31, 2005
/s/ YASUSHI CHIKAGAMI Yasushi Chikagami	Director	March 31, 2005

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silicon Storage Technology, Inc.

      We have completed an integrated audit of Silicon Storage Technology, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Silicon Storage Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because the company lacked a sufficient complement of personnel commensurate with the Company's financial reporting requirements, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because the company lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with the Company's financial reporting requirements. Specifically, the Company lacked sufficient controls over the write down of inventory to its lower of cost or market, accounting for complex licensing contracts with multiple elements, and processes and procedures related to the determination and review of the quarterly and annual tax provisions in accordance with generally accepted accounting principles in the United States. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements related to the write-down of inventory to the lower of cost or market. Additionally, this deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management's Report on Internal Control over Financial Reporting , management has excluded Emosyn LLC ("Emosyn") and SST Communications Corporation ("SCC") from its assessment of internal control over financial reporting as of December 31, 2004 because these companies were acquired by the Company in purchase business combinations during 2004. We have also excluded Emosyn and SCC from our audit of internal control over financial reporting. Emosyn and SCC are consolidated subsidiaries whose combined total assets and revenues represent 6.4% and 6.4%, respectively, of the related consolidated financial statement amount as of and for the year ended December 31, 2004.

      In our opinion, management's assessment that Silicon Storage Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Silicon Storage Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
March 31, 2005

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          December 31,
                                                                      --------------------
                                                                        2003       2004
                                                                      ---------  ---------
                               ASSETS
Current assets:
    Cash and cash equivalents....................................... $  84,250  $  35,365
    Short-term available-for-sale investments.......................   100,944     68,628
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,118 as of December 31, 2003 and
      $1,189 as of December 31, 2004................................    14,110     25,206
    Trade accounts receivable-related parties.......................    41,220     32,973
    Inventories, net................................................    46,120    156,618
    Other current assets............................................    13,232     16,049
                                                                      ---------  ---------
       Total current assets.........................................   299,876    334,839
Property and equipment, net.........................................    11,325     16,620
Equity investment, GSMC.............................................    50,000     83,150
Equity investments, other...........................................     8,077     15,413
Long-term available-for-sale investments............................    24,969     23,094
Goodwill............................................................        --     15,600
Intangible assets, net..............................................        --      9,767
Other assets........................................................     2,114      3,848
                                                                      ---------  ---------
           Total assets............................................. $ 396,361  $ 502,331
                                                                      =========  =========

                            LIABILITIES
Current liabilities:
    Notes payable, current portion.................................. $     393  $     705
    Trade accounts payable-unrelated parties........................    36,773     53,273
    Trade accounts payable-related parties..........................    10,734     35,882
    Accrued expenses and other liabilities..........................    11,911     30,593
    Deferred revenue................................................     3,630      2,388
                                                                      ---------  ---------
       Total current liabilities....................................    63,441    122,841
Other liabilities...................................................     1,423      1,307
Minority interest...................................................        --      2,199
                                                                      ---------  ---------
       Total liabilities............................................    64,864    126,347
                                                                      ---------  ---------
Commitments (Note 4) and Contingencies (Note 5).

                        SHAREHOLDERS' EQUITY
Preferred Stock, no par value
    Authorized: 7,000 shares
    Series A Junior Participating Preferred Stock, no par value
    Designated: 450 shares
    Issued and outstanding: none....................................        --         --
Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 95,328 shares in 2003
    and 97,358 shares in 2004.......................................   345,384    358,578
Accumulated other comprehensive income..............................     9,178     16,542
Retained earnings (accumulated deficit).............................   (23,065)       864
                                                                      ---------  ---------
       Total shareholders' equity...................................   331,497    375,984
                                                                      ---------  ---------
           Total liabilities and shareholders' equity............... $ 396,361  $ 502,331
                                                                      =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                   2002       2003       2004
                                                                 ---------  ---------  ---------
Net revenues:
    Product revenues - unrelated parties....................... $ 100,620  $  86,549  $ 180,234
    Product revenues - related parties.........................   143,401    169,980    224,497
    License revenues - unrelated parties.......................    30,637     38,512     44,311
    License revenues - related parties.........................        --         --        156
                                                                 ---------  ---------  ---------
         Total net revenues....................................   274,658    295,041    449,198
Cost of revenues:
    Cost of revenues - unrelated parties.......................    85,707     73,398    135,331
    Cost of revenues - related parties.........................   120,539    145,377    186,762
                                                                 ---------  ---------  ---------
         Total cost of revenues................................   206,246    218,775    322,093
                                                                 ---------  ---------  ---------
Gross profit...................................................    68,412     76,266    127,105
                                                                 ---------  ---------  ---------
Operating expenses:
    Research and development...................................    47,069     43,144     46,904
    Sales and marketing........................................    25,498     22,272     28,295
    General and administrative.................................    17,097     14,398     18,292
    Other (Note 5 and Note 12).................................        --     37,849      7,375
                                                                 ---------  ---------  ---------
         Total operating expenses..............................    89,664    117,663    100,866
                                                                 ---------  ---------  ---------
Income (loss) from operations..................................   (21,252)   (41,397)    26,239
Interest and other income......................................     3,225      2,996      2,295
Interest and other expense.....................................      (242)      (350)      (281)
Impairment of equity investments...............................    (7,757)        --       (509)
                                                                 ---------  ---------  ---------
Income (loss) before provision for (benefit from)
    income taxes and minority interest.........................   (26,026)   (38,751)    27,744
Provision for (benefit from) income taxes......................   (10,931)    26,416      3,906
Minority interest..............................................        --         --        (91)
                                                                 ---------  ---------  ---------
         Net income (loss)..................................... $ (15,095) $ (65,167) $  23,929
                                                                 =========  =========  =========

Net income (loss) per share - basic............................ $   (0.16) $   (0.69) $    0.25
                                                                 =========  =========  =========

Shares used in per share calculation - basic...................    92,667     94,723     95,756
                                                                 =========  =========  =========

Net income (loss) per share - diluted.......................... $   (0.16) $   (0.69) $    0.24
                                                                 =========  =========  =========

Shares used in per share calculation - diluted.................    92,667     94,723     99,143
                                                                 =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                           Retained     Accumulated
                                       Common Stock        Earnings        Other
                                   --------------------  (Accumulated  Comprehensive
                                    Shares     Amount      Deficit)        Income        Total
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2001.......   91,585  $ 333,989  $     57,197  $          225  $ 391,411
    Issuance of shares of
       common stock under
       employee stock
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
    Issuance of shares of
       common stock under
       employee stock
       purchase and
       option plans...............    2,033      4,535            --              --      4,535
    Tax benefit from exercise
       of stock options...........       --      1,251            --              --      1,251
    Net loss......................       --         --       (65,167)             --
    Unrealized gain on
       available for sale
       securities.................       --         --            --           9,027
    Comprehensive loss............       --         --            --              --    (56,140)
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2003.......   95,328    345,384       (23,065)          9,178    331,497
    Repurchase of shares of
       common stock...............   (2,574)   (14,853)                                 (14,853)
    Issuance of shares of
       common stock for
       acquisition of G-Plus, Inc.    3,030     22,074                                   22,074
    Issuance of shares of
       common stock under
       employee stock
       purchase and
       option plans...............    1,574      5,545            --              --      5,545
    Tax benefit from exercise
       of stock options...........       --        428            --              --        428
    Net income....................       --         --        23,929              --
    Unrealized gain on
       available for sale
       securities.................       --         --            --           7,337
    Cumulative translation adjustm       --         --            --              27
    Comprehensive income..........       --         --            --              --     31,293
                                   ---------  ---------  ------------  --------------  ---------
Balances, December 31, 2004.......   97,358  $ 358,578  $        864  $       16,542  $ 375,984
                                   =========  =========  ============  ==============  =========

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          Year Ended December 31,
                                                                    -------------------------------
                                                                      2002       2003       2004
                                                                    ---------  ---------  ---------
Cash flows from operating activities:
      Net income (loss)........................................... $ (15,095) $ (65,167) $  23,929
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization...............................     9,847      7,696      7,445
      Purchased in-process research and development...............        --         --      5,896
      Operating lease impairment..................................        --         --      1,479
      Provision for doubtful accounts receivable..................     3,046        228        825
      Provision for sales returns ................................     2,842        316      1,347
      Provision for excess and obsolete inventories, write down
         of inventory to market and adverse purchase commitments..    10,441      6,670     35,883
      Deferred income taxes.......................................     7,036     22,318         --
      (Gain) loss on disposition of equipment.....................       (92)       114        (33)
      Gain on sale of equity investments..........................        --       (649)        --
      Loss in equity interest.....................................        --         --         93
      Impairment of equity investments............................     7,757         --        509
      Tax benefit from employee stock plans.......................     1,533      1,251        428
      Minority interest...........................................        --         --        (91)
      Changes in operating assets and liabilities:
           Trade accounts receivable from unrelated parties.......     3,263     (3,931)    (7,113)
           Trade accounts receivable from related parties.........    (4,452)   (15,972)     8,080
           Inventories............................................    16,024     29,507   (133,622)
           Other current and noncurrent assets....................   (21,269)    18,318     (3,045)
           Trade accounts payable to unrelated parties............     4,310      8,365     12,422
           Trade accounts payable to related parties..............      (564)     4,045     25,354
           Accrued expenses and other liabilities.................     1,588     (6,535)     7,464
           Deferred revenue.......................................    (2,849)       980     (1,242)
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) operating activities...    23,366      7,554    (13,992)
                                                                    ---------  ---------  ---------
Cash flows from investing activities:
      Acquisitions, net of cash...................................        --         --    (18,443)
      Acquisition of property and equipment.......................    (4,315)    (1,806)    (8,042)
      Proceeds from sale of equipment.............................       118         --         33
      Purchases of available-for-sale investments and
         restricted cash..........................................   (81,262)   (72,659)   (47,590)
      Sales and maturities of available-for-sale investments......    28,626     84,645     91,869
      Investment in equity securities.............................    (1,660)        --    (43,839)
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) investing activities...   (58,493)    10,180    (26,012)
                                                                    ---------  ---------  ---------
Cash flows from financing activities:
      Repayments of notes payable.................................      (316)      (250)      (393)
      Issuance of shares of common stock..........................     4,076      4,535      5,545
      Repurchase of common stock..................................        --         --    (14,853)
      Minority interest: capital contrinution.....................        --         --        820
                                                                    ---------  ---------  ---------
            Net cash provided by (used in) financing activities...     3,760      4,285     (8,881)
                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............   (31,367)    22,019    (48,885)
Cash and cash equivalents at beginning of year....................    93,598     62,231     84,250
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year.......................... $  62,231  $  84,250  $  35,365
                                                                    =========  =========  =========
Supplemental disclosure of cash flow information:
Cash received for interest........................................ $   3,449  $   2,813  $   2,146
Cash paid for interest............................................ $     221  $     127  $      82
Net cash paid for (received from) income taxes.................... $  (3,189) $  (8,224) $   2,798
Common stock issued in connection with acquisitions............... $      --  $      --  $  22,074

During the year ended December 31, 2004, we issued approximately 3.0 million shares of common stock with the acquisition of G-Plus.  No shares of common stock were issued in connection with the acquistion of Emosys.

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

We have been increasing our out-sourcing activities for our end customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2002, 2003 and 2004, SPT serviced end customer sales accounting for 57.4%, 64.2% and 52.9%, respectively, of our net product revenues recognized. Further description of our relationships with PCT and SPT are in Note 16 of these Notes to the Consolidated Financial Statements.

We ship products to, and have accounts receivable from, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 16.9%, 29.9% and 34.0% of our product shipments in 2002, 2003 and 2004, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 41.3%, 32.8% and 25.1% of our shipments to end users in 2002, 2003 and 2004, respectively. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could harm our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We derived 88.5%, 90.0% and 86.0% of our net product revenues from Asia during 2002, 2003 and 2004, respectively.

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

Basis of Consolidation:

The consolidated financial statements include the accounts of SST and our wholly-owned and majority-owned subsidiaries after elimination of inter-company balances and transactions. The functional currency of SST and all its subsidiaries, except SST China, is the United States dollar. The functional currency of SST China is the Chinese Yuan.

Foreign Currency Transactions:

Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 2002, 2003 or 2004.

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

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains in 2003 were $649 thousand. Realized gains and losses were not material in 2002 and 2004.

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is in Note 2 of these Notes to the Consolidated Financial Statements.

Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses. As of December 31, 2003 and 2004, SPT represented 73.4% and 55.1% of our net accounts receivable, respectively.

We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China. See Note 16 of these Notes to the Consolidated Financial Statements. Some of these companies are privately held and it was not practicable to estimate the fair value of the investments in the issued and untraded common stock. Investments in privately held companies are included in "Equity investments" in the balance sheet and are carried at cost. When a decline in value is other than temporary the cost basis of the securities are reduced to their estimated fair value. Some of the Taiwanese companies are public companies and their stock is traded on the Taiwan Stock Exchange. Three of these companies completed initial public offerings in Taiwan during 2003. Under Taiwan security regulations, a certain number of shares must be held in central custody subsequent to an initial public offering and are restricted from sale for a period of time. Shares required to be held in custody for greater than a one year period are carried at cost and recorded as equity investments. The unrestricted shares and the shares available for sale within one year from the balance sheet date are carried at quoted market price and included in long-term available for sale investments, with unrealized gains and losses reported as a separate component of shareholders' equity. If a loss is other than temporary, it is reported as an "Impairment of equity investments." See Note 13 of these Notes to the Consolidated Financial Statements. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are not realized, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a significant impact on our financial position and results of operations.

Inventory valuation adjustments to cost of sales and adverse purchase commitments amounted to $10.4 million in 2002, $6.7 million in 2003 and $35.9 million in 2004. In 2002, 2003 and 2004, $5.9 million, $3.3 million and $29.2 million, respectively, of the adjustment related to lower of cost or market with the balance due to excess or obsolete inventory.

Property and Equipment:

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years, except for building for which the useful life is forty years. See Note 3 of these Notes to the Consolidated Financial Statements.

Goodwill and Intangible Assets:

Goodwill and intangibles were acquired in acquisitions in 2004. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment of goodwill has been identified since the date of acquisition. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years. No impairment of intangibles has been identified since the date of acquisition.

Long-Lived Assets:

Long-lived assets include property and equipment, equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Revenue Recognition:

Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we require that evidence of the arrangement exists, the price is fixed or determinable and collection is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on unsold merchandise. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

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

Computation of Net Income (Loss) Per Share:

We have computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed adjusting the net income (loss) by the potential minority interests and dividing by the sum of the weighted average number of common shares outstanding and potential common shares. The calculation of diluted net income (loss) per share excludes potential common stock if the effect is antidilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Stock-based Compensation:

We have employee stock benefit plans, which are described more fully in Note 9, "Stock-based Compensation." We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date of the awards, our net income (loss) and net income (loss) per share for 2002, 2003 and 2004 would have been as follows (in thousands, except per share amounts):

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          2002       2003       2004
                                                        ---------  ---------  ---------
Net income (loss) as reported......................... $ (15,095) $ (65,167) $  23,929
Deduct: total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects.........   (12,112)    (7,601)    (9,036)
                                                        ---------  ---------  ---------
Pro forma net income (loss)........................... $ (27,207) $ (72,768) $  14,893
                                                        =========  =========  =========
Basic income (loss) per share.........................
   As reported:....................................... $   (0.16) $   (0.69) $    0.25
   Pro forma:......................................... $   (0.29) $   (0.77) $    0.16
Diluted net income (loss) per share...................
   As reported:....................................... $   (0.16) $   (0.69) $    0.24
   Pro forma:......................................... $   (0.29) $   (0.77) $    0.15

The weighted average fair value of options granted under the Equity Incentive Plan and the Directors' Plan during 2002, 2003 and 2004 was $4.01, $6.45 and $8.15, respectively, per share. The weighted average fair values of the Emosyn International Limited option grants was $0.48 for 2004.

The weighted average valuation of right grants under the Purchase Plan during 2002, 2003 and 2004 was $3.81, $1.82 and $6.54, respectively, per share.

Comprehensive Income (Loss):

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Other comprehensive income (loss) is presented in the Statement of Shareholders' Equity and Comprehensive Income (Loss).

Reclassifications:

Certain amounts in fiscal 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net losses. Specifically, we reclassified certain auction rate securities from cash equivalents to short-term investments where interest rates reset in less than 90 days but have a maturity date longer than 90 days. This resulted in a reclassification from cash and cash equivalents to short-term investments of $40.4 million at December 31, 2003. Further, the reclassifications had the effect of increasing net cash used in investing activities by $41.5 million the year ended December 31, 2002 and increasing net cash provided by investing activities by $1.1 million for the year ended December 31, 2003.

Recent Accounting Pronouncements:

In March 2004, the FASB issued EITF Issue No. 03-01, or EITF  03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued. In October 2004, the FASB approved EITF Issue 04-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" which addresses an issue in the application of paragraph 19 of SFAS No. 131, Disclosures about Segments of an Enterprise and related information. In November 2004, the FASB delayed until further notice the effective date of this issue. We are currently assessing the impact of the disclosure requirements of EITF Issue 04-10 on our consolidated financial statements.

In November 2004, the FASB, issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning after June 15, 2005. We are currently reviewing the impact of SFAS No. 151 on the carrying amounts of our inventory. We do not expect the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R (revised 2004), "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for SST is for the first interim or annual period after

June 15, 2005. While we have not determined the impact of SFAS 123R on our financial statements at this time, we expect that the adoption of this statement will have a significant adverse impact on our consolidated financial position and results of operations. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

2. Available-for-Sale Investments:

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2004 were as follows (in thousands):

                                                                 Amortized  Unrealized   Unrealized     Fair
                                                                   Cost        Gain         Loss        Value
                                                                 ---------  -----------  -----------  ---------
Corporate bonds and notes...................................... $     106  $        --  $        --  $     106
Government bonds and notes.....................................    78,625           --          (69)    78,556
Foreign listed equity securities...............................     6,509       16,977         (393)    23,093
                                                                 ---------  -----------  -----------  ---------
Total bonds, notes and equity securities....................... $  85,240  $    16,977  $      (462)   101,755
                                                                 =========  ===========  ===========
Less amounts classified as cash equivalents.............................................               (10,033)
                                                                                                      ---------
     Total short and long-term available-for-sale investments...........................             $  91,722
                                                                                                      =========
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year...................................................................             $  68,628
                                                                                                      =========

The unrealized gain as of December 31, 2004 is recorded in accumulated other comprehensive income, net of tax of zero.

Market values were determined for each individual security in our investment portfolio. The declines in value of the government bonds and notes primarily relate to changes in the interest rates and are considered temporary in nature. With respect to our foreign listed equity securities, our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities have experienced an other than temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company's cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity, management and ownership. If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations. At December 31, 2004, the foreign listed equity securities having a fair value of $1.3 million have been in a continuous loss position for less than twelve months.

The fair value of available-for-sale investments as of December 31, 2003 were as follows (in thousands):

                                                                 Amortized  Unrealized   Unrealized     Fair
                                                                   Cost        Gain         Loss        Value
                                                                 ---------  -----------  -----------  ---------
Corporate bonds and notes...................................... $     184  $        --  $        --  $     184
Government bonds and notes.....................................   158,382           14           --    158,396
Foreign listed equity securities...............................     3,759        9,265         (101)    12,923
                                                                 ---------  -----------  -----------  ---------
Total bonds, notes and equity securities....................... $ 162,325  $     9,279  $      (101)   171,503
                                                                 =========  ===========  ===========
Less amounts classified as cash equivalents.............................................               (45,590)
                                                                                                      ---------
     Total short and long-term available-for-sale investments...........................             $ 125,913
                                                                                                      =========
Contractual maturity dates for investments in bonds and notes:
     Less than 1 year...................................................................             $ 100,944
     Greater than 1 year................................................................                12,046
                                                                                                      ---------
                                                                                                     $ 112,990
                                                                                                      =========

The unrealized gain as of December 31, 2003 is recorded in accumulated other comprehensive income, net of tax of zero.

3. Balance Sheet Detail (in thousands):

Trade accounts receivable comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2003        2004
                                                                 ---------  -----------
Trade Accounts Receivable...................................... $  57,749  $    61,377
Allowance for sales returns....................................    (1,301)      (2,009)
Allowance for doubtful accounts................................    (1,118)      (1,189)
                                                                 ---------  -----------
                                                                $  55,330  $    58,179
                                                                 =========  ===========

Inventories, net, comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2003        2004
                                                                 ---------  -----------
Raw materials.................................................. $  20,735  $    86,355
Work in process................................................    11,265        4,151
Finished goods.................................................     9,579       60,520
Inventory held at logistic center..............................     4,541        5,592
                                                                 ---------  -----------
                                                                $  46,120  $   156,618
                                                                 =========  ===========

Other current assets comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2003        2004
                                                                 ---------  -----------
Refundable income tax.......................................... $   5,533  $     6,035
Other current assets...........................................     7,699       10,014
                                                                 ---------  -----------
                                                                $  13,232  $    16,049
                                                                 =========  ===========

Property and Equipment comprise:

                                                                      December 31,        Estimated
                                                                 ----------------------    Useful
                                                                   2003        2004         Lives
                                                                 ---------  -----------  -----------
Land........................................................... $      --  $       959
Building.......................................................        --        1,532   Forty years
Equipment......................................................    13,533       17,662   Four years
Computer and design hardware...................................    11,900       13,684   Three years
Software.......................................................     9,768       13,254   Three years
Vehicles.......................................................        12           29   Five years
Furniture and fixtures.........................................     1,958        2,072   Seven years
Leasehold improvements.........................................     7,255        8,695   (1)
                                                                 ---------  -----------
                                                                   44,426       57,887
Less accumulated depreciation..................................    33,392       41,461
                                                                 ---------  -----------
                                                                   11,034       16,426
Construction in progress.......................................       291          194
                                                                 ---------  -----------
                                                                $  11,325  $    16,620
                                                                 =========  ===========

(1) Seven years or remaining lease term, whichever is less

Depreciation expense was $9.3 million, $7.7 million and $6.6 million for 2002, 2003 and 2004, respectively.

Accrued liabilities comprise:

                                                                      December 31,
                                                                 ----------------------
                                                                   2003        2004
                                                                 ---------  -----------
Accrued compensation and related costs......................... $   4,911  $     6,829
Accrued adverse puchase commitment.............................       537        8,330
Accrued commission.............................................     1,333        2,198
Impairment lease liability.....................................       215          976
Accrued yield commitment.......................................       201        1,167
Accrued income tax payable.....................................       659        2,038
Accrued warranty...............................................       187        3,826
Other accrued liabilities......................................     3,868        5,229
                                                                 ---------  -----------
                                                                $  11,911  $    30,593
                                                                 =========  ===========

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2005 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $39.7 million. We have not recorded any liabilities as of December 31, 2004 related to these indemnities as no such claims have been made or asserted.

Accrued warranty:

                                                                Year Ended December 31,
                                                                 ----------------------
                                                                   2003        2004
                                                                 ---------  -----------
Balance at beginning of year................................... $     492  $       187
Accruals for warranties issued during the period...............       485        4,834
Settlements made...............................................      (790)      (1,195)
                                                                 ---------  -----------
Balance at end of year......................................... $     187  $     3,826
                                                                 =========  ===========

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is based on specific known open warranty issues and an estimate of unknown claims. The unknown estimated accrual is based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Warranty expense has increased from 2003 to 2004 due to rescreening work related to two specific customers and higher shipment volume and return rates.

4. Commitments:

We lease our corporate facilities under non-cancelable operating leases that expire in 2005 through 2012. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $5.4 million, $5.5 million and $5.0 million in 2002, 2003 and 2004, respectively.

During 2001 and the second quarter of 2004, we recorded charges to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for two unoccupied buildings. These charges represent the fair value of the liability determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The estimated liability may be adjusted subsequently depending on the actual sublease income we may receive. At December 31, 2002, 2003 and 2004, payments made have reduced the recorded liability to $473 thousand, $270 thousand and $976 thousand, respectively.

Future minimum rental payments at December 31, 2004 are as follows (in thousands):

2005........................................................... $   4,182
2006...........................................................     2,941
2007...........................................................     2,856
2008...........................................................     2,822
2009...........................................................     2,905
Thereafter.....................................................       896
                                                                 ---------
                                                                $  16,602
                                                                 =========

5. Contingencies:

In January 1996, Atmel Corporation filed suit against SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against the us in the amount of $36.5 million based on a jury's finding that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

The third patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. The trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. A new trial date on the invalidity of the `903 patent has been scheduled for June 27, 2005. The impact related to the outcome of the remaining patent is undeterminable at this time.

In January and February 2005, multiple putative shareholder class action complaints were filed against the Company and certain directors and officers, in the United States District Court for the Northern District of California, following the Company's announcement of anticipated financial results for the fourth quarter of 2004. The complaints are captioned: Hunt v. Silicon Storage Technology, Inc., et al., Case No. C 05 00408 WHA (N.D. Cal.); Baker v. Silicon Storage Technology, Inc., et al., Case No. C 05 00295 PJH (N.D. Cal.); Grobler v. Silicon Storage Technology, Inc., et al., Case No. C 05 00376 MHP (N.D. Cal.); Talmo v. Silicon Storage Technology, Inc., et al., Case No. C 05 00390 MMC (N.D. Cal.); and DiCintio v. Silicon Storage Technology, Inc., et al., Case No. C 05 0708 MMC (N.D. Cal.). The complaints seek unspecified damages on alleged violations of federal securities laws during the period from March 22, 2004 to December 20, 2004. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. The Company intends to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of the Company against certain directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions have been consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). The Company intends to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the remaining Atmel complaint or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2004.

6. Line of Credit

On July 16, 2004 we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of December 31, 2004, we had no borrowings under our line of credit.

7. Acquisitions

Emosyn LLC. On September 10, 2004, we consummated the acquisition of an 83.6% ownership of privately held Emosyn LLC, or Emosyn, for an aggregate cash purchase price of approximately $16.0 million including costs related to the acquisition. Emosyn is a semiconductor manufacturer specializing in the design and marketing of smart card ICs for subscriber identification module, or SIM, card applications. We believe that the acquisition will help Emosyn leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for Emosyn's smart card products. The acquisition also provides us the opportunity to establish SuperFlash technology as the technology-of-choice in the strategically important smart card products. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition.

In connection with the Emosyn acquisition, we issued the minority stockholder a put option. On the fourth anniversary date of the closing of the acquisition or if there is an earlier material change in business, the minority stockholder shall have the right to require SST to purchase all of its interest at the then current fair market value of the minority interest fair market value stock price.

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired................... $   9,252
Existing technology..........................................     6,029
In-process research and development..........................     1,988
Trade name...................................................     1,093
Customer relationships.......................................       549
Backlog......................................................       712
Trade accounts payable, accrued expenses and other liabilitie    (3,621)
                                                               ---------
  Total purchase price....................................... $  16,002
                                                               =========

We valued the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 30% for existing technology, trade name and customer relationships, 50% for in-process research and development, and 18% for backlog, respectively. The existing technology and trade name are amortized to cost of revenues over their estimated lives of five years. The customer relationships and backlog are amortized to cost of revenues over their estimated lives of one to three years. As of December 31, 2004, existing technology, trade name, customer relationships and backlog are all included in intangible assets.

In-process research and development acquired of $2.0 million was expensed and included in other operating expenses as of the date of the acquisition. At the time of the Emosyn acquisition, we estimated that the acquired IP R&D was approximately 30% complete and would be completed over the next nine months at an estimated cost of approximately $484 thousand.

G-Plus, Inc. On November 5, 2004, we purchased substantially all the assets of G-Plus Inc., or G-Plus, a privately held company located in Santa Monica, California. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of G-Plus' operations have been included in the consolidated financial statements since that date. G-Plus is a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs for a wide range of wireless and multimedia applications. The acquisition provides us the opportunity to make SuperFlash the embedded memory of choice for wireless applications. We also believe that the acquisition will help G-Plus leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for G-Plus wireless products.

The aggregate purchase price was $26.9 million, including $4.6 million of cash, common stock valued at $22.1 million and costs related to the acquisition of $200 thousand. The fair value of the 3,030,082 shares of our common stock issued to the former stockholders of G-Plus was determined based on the average closing price of the Company's common stock over a two-day trading period prior to the closing date. Below is a summary of the total preliminary purchase price (in thousands):

Cash......................................................... $   4,600
Common stock.................................................    22,074
Acquisition direct costs.....................................       194
                                                               ---------
  Total purchase price....................................... $  26,868
                                                               =========

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired........................ $   5,983
Existing technology...............................................     1,814
In-process research and development...............................     3,908
Customer relationships............................................       355
Backlog...........................................................        11
Goodwill..........................................................    15,600
Trade accounts payable, accrued expenses and other liabilities....      (803)
                                                                    ---------
  Total purchase price............................................ $  26,868
                                                                    =========

We valued the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 28% for existing technology and customer relationships, 30-35% for in-process research and development projects, and 26% for backlog, respectively. The existing technology is amortized to cost of revenues over its estimated life of four years. The customer relationships and backlog are amortized to cost of revenues over their estimated lives of one to three years. As of December 31, 2004, existing technology, customer relationships and backlog are all included in intangible assets.

In-process research and development acquired of $3.9 million was expensed and included in other operating expenses as of the date of the acquisition.

At the time of the G-Plus acquisition, we estimated that the acquired IP R&D projects were between 20% to 80% complete and would be completed over the next fourteen months at an estimated cost of approximately $1.2 million.

The following unaudited pro forma financial information presents the combined results of operations of Emosyn and G-Plus as if the acquisitions had occurred as of the beginning of 2004 and 2003. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

                                                         December 31,
                                                  ---------------------------
                                                        2003          2004
                                                  ----------------  ---------
Revenue......................................... $        303,791  $ 470,956
Net income (loss)............................... $        (75,308) $  18,550
Net income (loss) per share - basic............. $          (0.80) $    0.19
Net income (loss) per share - diluted........... $          (0.80) $    0.19

8. Goodwill and Intangible Assets:

As discussed in note 7, our acquisitions of Emosyn and G-Plus included the acquisition of $10.6 million of finite-lived intangible assets. The acquisition of G-Plus also included the acquisition of $15.6 million of goodwill. The goodwill is not being amortized, but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

As of December 31, 2004, our intangible assets consisted of the following (in thousands):

                                            Accumulated
                                   Cost    Amortization   Net
                                 ---------  ---------  ---------
Existing technology.............$   7,843  $     437  $   7,406
Trade name......................    1,093         67      1,026
Customer relationships..........      904         73        831
Backlog.........................      723        219        504
                                 ---------  ---------  ---------
Balance at December 31, 2004....$  10,563  $     796  $   9,767
                                 =========  =========  =========

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful live of between four and five years (with a weighted average life of approximately 4.8 years). Trade names, customer relationships and backlogs have been assigned useful lives of five years, three years and one year, respectively. Amortization expense was $796 thousand and $496 thousand in 2004 and 2002, respectively. There was no amortization expense in 2003.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

                                            Amortization of
                                            Intangible Assets
                                            ---------
                                   2005    $   2,684
                                   2006        2,179
                                   2007        2,105
                                   2008        1,809
                                   2009          990
                                            ---------
                                           $   9,767
                                            =========

9. Stock-based Compensation:

Employee Stock Purchase Plan:

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the option grant, or, if lower, 85% of the fair market value of our common stock six months after the option grant, by withholding up to 10 percent of their annual base earnings. At December 31, 2004, 1.9 million shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan in 2002, 2003 and 2004 were 517 thousand, 931 thousand and 507 thousand, respectively.

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

Directors' Option Plan:

Our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended, provides for the automatic initial grant of options to purchase 45 thousand shares of our common stock to our non-employee directors. The Directors' Plan also provides for the grant of options to purchase up to an additional 18 thousand shares annually thereafter. Options under the Directors' Plan become exercisable immediately upon date of grant, and the exercise price of options granted must equal or exceed the fair market value of our common stock on the date of grant. The options expire ten years after the date of grant. As of December 31, 2004, we have reserved 950 thousand shares of common stock for issuance upon the exercise of stock options under the Directors' Plan.

Activity under the Equity Incentive Plan and Directors' Plan are as follows (in thousands, except per share data):

                               Available            Options Outstanding          Weighted
                                  for    --------------------------------------   Average
                                 Grant    Shares    Price Per Share    Amount      Price
                               --------- --------- -----------------  ---------  ---------
Balances, December 31, 2001...    3,814    10,887 $  0.05 - $ 29.44  $  77,642  $    7.13
     Granted..................   (1,377)    1,377    3.65 -   10.80      7,133       5.16
     Exercised................       --    (1,193)   0.05 -    8.63     (1,227)      1.03
     Terminated...............      417      (417)   0.68 -   29.44     (4,038)      9.68
     Authorized...............    2,200        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2002...    5,054    10,654    0.05 -   29.44     79,510       7.46
     Granted..................   (1,337)    1,337    2.30 -   13.57     11,460       8.57
     Exercised................       --    (1,102)   0.05 -   10.29     (2,305)      2.09
     Terminated...............      742      (742)   0.95 -   26.02     (9,595)     12.98
     Authorized...............    1,650        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2003...    6,109    10,147    0.07 -   29.44     79,070       7.79
     Granted..................   (2,395)    2,395    5.77 -   16.34     19,531       8.15
     Exercised................       --    (1,067)   0.07 -   11.81     (2,786)      2.61
     Terminated...............      444      (444)   2.83 -   26.02     (4,998)     11.25
     Authorized...............       --        --         -                 --         --
                               --------- ---------                    ---------
Balances, December 31, 2004...    4,158    11,031 $  0.08 - $ 29.44  $  90,817  $    8.23
                               ========= =========                    =========

At December 31, 2002, 2003 and 2004, 6.6 million, 6.9 million and 6.9 million options were exercisable at a weighted-average exercise price per share of $6.62, $7.96 and $8.59, respectively.

The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors' Plan at December 31, 2004 are as follows (in thousands, except per exercise price data):

                                   Options Outstanding            Options Exercisable
                         ------------------------------------- --------------------------
                                        Weighted-
                                         Average    Weighted-                  Weighted-
                                        Remaining    Average                    Average
    Range of                 Number     Contractual  Exercise      Number       Exercise
 Exercise Prices          Outstanding      Life       Price     Outstanding      Price
------------------------ -------------- ----------  ---------- --------------  ----------
$     0.08 - $     1.04          1,175       3.06  $     0.94          1,175  $     0.94
$     1.08 - $     3.65          1,671       5.65  $     2.69          1,108  $     2.26
$     3.81 - $     4.71          1,117       6.54  $     4.45            905  $     4.47
$     4.72 - $     6.48          1,299       8.51  $     6.03            348  $     5.25
$     6.66 - $     8.16          1,111       9.50  $     7.47             99  $     7.92
$     8.28 - $     9.32          1,256       7.73  $     9.00            484  $     8.63
$     9.64 - $    11.81          1,466       5.10  $    10.76          1,260  $    10.77
$    11.85 - $    18.60          1,283       6.45  $    16.55            854  $    17.99
$    19.96 - $    28.35            636       5.45  $    24.08            636  $    24.08
$    29.44 - $    29.44             17       5.50  $    29.44             17  $    29.44
                         --------------                        --------------
$     0.08 - $    29.44         11,031       6.43  $     8.23          6,886  $     8.59
                         ==============                        ==============

The fair value of each option grant for both of the SST stock option plans are estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          2002       2003       2004
                                                        ---------  ---------  ---------
Risk-free interest rate...............................   2.8-4.9%   2.4-3.1%   2.7-3.9%
Expected term of option...............................    6 years    5 years    5 years
Expected volatility...................................        99%        99%        94%
Expected dividend yield...............................         0%         0%         0%

The fair value of each stock purchase right is estimated using the Black-Scholes model with the following weighted average assumptions by year:

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          2002       2003       2004
                                                        ---------  ---------  ---------
Risk-free interest rate...............................   2.1-2.3%   1.0-1.4%   1.2-2.1%
Expected term of right................................   1/2 year   1/2 year   1/2 year
Expected volatility...................................       102%        86%        74%
Expected dividend yield...............................         0%         0%         0%

Option grants and Purchase Plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

Stock Options in Emosyn International Limited:

In 2004, Emosyn International Limited, a majority-owned subsidiary of SST, adopted a stock option plan to grant nonstatutory and incentive stock options to purchase common stock of Emosyn to employees, directors and consultants. Emosyn stock options do not create a right to purchase the common stock of SST. As of December 31, 2004, 8.8 million shares of its common stock were reserved for issuance upon the exercise of stock options. Stock options are granted at prices determined by the Board of Directors. Nonstatutory and incentive stock options may be granted at prices not less than 85% of the fair market value and at not less than fair market value, respectively, at the date of grant. Options generally become exercisable one year after the date of grant and vest over a maximum period of five years following the date of grant. Emosyn has not granted stock options to non-employees.

The following table summarizes Emosyn International Limited's option activities for 2004 (in thousands, except per share data):

                                                                  Weighted
                                 Available            Options Outs Average
                                 for Grant   Shares     Amount      Price
                                 ---------  ---------  ---------  ---------
Shares authorized...............    8,824
Options granted.................   (5,289)     5,289  $   2,539  $    0.48
Options canceled................       --         --
                                 ---------  ---------  ---------  ---------
Balance at December 31, 2004....    3,535      5,289  $   2,539  $    0.48
                                 =========  =========  =========  =========

As of December 31, 2004, no options were vested. The weighted average remaining life of the options outstanding is 4.7 years. The fair value of each option grant for Emosyn's stock option plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for 2004: risk-free interest rate of 3.3-3.9%, expected term of right of 5 years, expected volatility of 0% and expected dividend yield of 0%. Option grants are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

10. Shareholders' Equity:

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

Stock Repurchase Program:

On July 28, 2004, our board of directors authorized the purchase of an aggregate of up to $15.0 million of our common stock. The purchases were made in the open market at prevailing market prices, subject to compliance with applicable provisions of the California Corporation Code and in accordance with applicable federal and state securities laws and regulations. The stock purchase program ended on December 31, 2004. Approximately 2,574,000 shares were repurchased under this program during August and September 2004 for an aggregate purchase price of $14.9 million. The purchase prices ranged from $5.48 to $6.12 per share.

11. Net Income (Loss) Per Share:

A reconciliation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands except for per share data):

                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                   2002        2003         2004
                                                                 ---------  -----------  -----------
Numerator - Basic and diluted
  Net income (loss)............................................ $ (15,095) $   (65,167) $    23,929
                                                                 =========  ===========  ===========
Denominator - Basic
  Weighted average common stock outstanding....................    92,667       94,723       95,756
                                                                 =========  ===========  ===========

Basic net income (loss) per share.............................. $   (0.16) $     (0.69) $      0.25
                                                                 =========  ===========  ===========
Numerator - Diluted:
  Net income (loss)............................................ $ (15,095) $   (65,167) $    23,929
                                                                 =========  ===========  ===========
Denominator - Diluted:
  Weighted average common stock outstanding....................    92,667       94,723       95,756
  Dilutive potential of common stock equivalents:
    Options....................................................        --           --        3,387
                                                                 ---------  -----------  -----------
                                                                   92,667       94,723       99,143
                                                                 =========  ===========  ===========

Diluted net income (loss) per share............................ $   (0.16) $     (0.69) $      0.24
                                                                 =========  ===========  ===========

Anti-dilutive stock options to purchase approximately 5,363,000 shares of common stock with a weighted average price of $13.03 were excluded from the computation of diluted net income per share for 2004 because the exercise price of the options exceeded the average fair market value of the stock for 2004. Stock options to purchase 10.7 million and 10.1 million shares of common stock with weighted average price of $7.46 and $7.79 were outstanding at December 31, 2002 and 2003, respectively, but were not included in the computation of diluted net loss per share because we had a net loss in 2002 and 2003.

12. Other Operating Expenses:

Other operating expenses comprised (in thousands):

                                                               Year ended December 31,
                                                  ---------------------------------------------
                                                      2002             2003            2004
                                                  ------------  ------------------  -----------
Operating lease impairment...................... $         --  $               --  $     1,479
In-process research and development.............           --                  --        5,896
Atmel Settlement................................           --              37,849           --
                                                  ------------  ------------------  -----------
                                                 $         --  $           37,849  $     7,375
                                                  ============  ==================  ===========

Operating lease impairment. During the second quarter of 2004, we recorded a period charge to other operating expense of $1.5 million relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to this building. At December 31, 2002, 2003 and 2004, payments made have reduced the recorded liability to $473 thousand, $270 thousand and $976 thousand, respectively.

In-process research and development. In September 2004, we acquired a majority of the outstanding shares of Emosyn LLC, or Emosyn, and in November 2004 we acquired substantially all of the assets of G-Plus, Inc, or G-Plus. As discussed in note 7, a portion of the purchase price of each acquisition was allocated to in-process research and development and immediately expensed. The amount of in-process research and development included in other operating expenses from the Emosyn and G-Plus was $2.0 million and $3.9 million, respectively.

Atmel Settlement. In September 2003, the Federal Circuit Court issued a decision upholding the trial court verdict that we infringed on the `811 and `829 patents in our lawsuit with Atmel. As a result of that decision, we accrued the judgement of $36.5 million. In October 2003, the court denied our petition to reconsider its decision. In December 2003, we recorded an additional $1.3 million in settlement fees related to the interest on the judgement from the time the judgement was entered in May 2002 to the payment date of the judgement in December 2003. The total judgement and interest of $37.8 million was paid to Atmel in December 2003.

13. Impairment of Equity Investments:

In 2000, we acquired a 10.0% interest in Apacer Technology, Inc., or Apacer, a privately held company located in Taiwan that designs, manufactures and markets memory modules, for $9.9 million in cash. Our investment in Apacer was valued at cost. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. At the end of the third quarter of 2002, we determined that a continued and significant decline in Apacer's price per share was other than temporary, and accordingly, in the third quarter of 2002, we recorded a period charge to other expense of $7.8 million to write down our investment in Apacer to $4.4 million which was determined using the price per share paid for the additional investment in August 2002.

During 2003, Insyde, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there had been a significant decline in the market value of the investment. During 2004, we recognized a $509 thousand loss from the impairment of our equity investment because Insyde's stock price had declined below the acquisition cost for more than six months. We could not conclude that the value of our investment would be recovered in the foreseeable future. The impairment was, therefore, considered to be "other-than-temporary" in nature, thus the investment value was permanently written down to reflect the fair value.

14. Income Taxes:

The provision for income taxes reflected in the Statements of Operations for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

                                              Year Ended December 31,
                                       --------------------------------------
                                         2002           2003          2004
                                       ---------  ----------------  ---------
Current:
      Federal                         $  (3,912) $          2,516  $     736
      State..........................         1                 2          2
      Foreign........................        16             1,580      3,168
                                       ---------  ----------------  ---------
                                         (3,895)            4,098      3,906
                                       ---------  ----------------  ---------
Deferred:
      Federal........................    (5,874)           16,818         --
      State..........................    (1,162)            5,500         --
                                       ---------  ----------------  ---------
                                         (7,036)           22,318         --
                                       ---------  ----------------  ---------
                                      $ (10,931) $         26,416  $   3,906
                                       =========  ================  =========

Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

                                                Year Ended December 31,
                                       ---------------------------------------
                                         2002           2003          2004
                                       ---------- ----------------- ----------
United States statutory rate.........     (35.0)%           (35.0)%     35.0%
State taxes, net of federal benefit..      (4.5)               --         --
Foreign taxes, net...................        --               4.0       12.9
Research and development credit......      (5.9)             (4.8)      (4.0)
Tax exempt interest..................      (2.5)             (2.0)      (2.6)
Capital loss carried forward and not
   benefitted........................      10.4                --         --
Change in estimated tax contingency..      (4.3)               --       (1.5)
Change in valuation allowance........        --             106.1      (30.5)
Write offs...........................        --                --        4.9
Other................................      (0.2)             (0.1)      (0.2)-
                                       ---------- ----------------- ----------
                                          (42.0)%            68.2%     14.0%
                                       ========== ================= ==========

As of December 31, 2003 and 2004 our deferred tax assets and liabilities consisted of (in thousands):

                                                         December 31,
                                                  ---------------------------
                                                        2003          2004
                                                  ----------------  ---------
Allowance for excess and obsolete inventory..... $          2,552  $     237
Allowance for sales returns.....................              457         27
Allowance for doubtful accounts.................              419         48
Other...........................................            2,803      2,500
Capitalized research and development............            2,052      1,591
Net operating loss carry-forwards...............           10,516      1,456
Depreciation....................................              803      1,902
Tax credits.....................................           21,512     20,213
                                                  ----------------  ---------
Total deferred tax asset........................ $         41,114  $  27,974
Valuation allowance.............................          (41,114)   (27,191)
Acquired intangibles............................               --       (783)
                                                  ----------------  ---------
Net deferred tax asset                           $             --  $      --
                                                  ================  =========

Our provision for taxes included a charge recorded during the third quarter of 2003 to establish a full valuation allowance against our deferred tax assets offset by a reduction in income tax payable as a result of a reassessment of expected liabilities for 2003 and certain exposures. During the year of 2004, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2004, we had $4.2M of federal net operating loss carryforward and had no state net operating loss carry forwards. At December 31, 2004, we had available research and development credit carryforwards for federal and state income tax purposes of $12.8 million and $7.1 million, respectively. The federal carryforwards expire between 2009 and 2024. The state carryforwards has no expiration dates.

Undistributed earnings of the Company's foreign subsidiaries of approximately $6.4 million at December 31, 2004, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004, or the Job Act. Among other provisions, the Job Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We currently do not intend to repatriate foreign earnings under the Job Act. It is not anticipated that the other provisions of the Job Act will have a material impact on our effective tax rate.

15. Segment Reporting:

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory products. We offer low to medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications.

We manage our business in six reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, the Emosyn Products, or Emosyn, the SST Communications Corporation Products, or SCC, and Technology Licensing. We do not allocate operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit's performance.

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

Emosyn includes flash memory based microprocessor chips. The Theseus Platinum product family specifically targets the smart card market through the sales of the TP-40, TP-62, TP-100 and TP-130 products. These products are used primarily in cell phone applications, and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. We acquired a majority ownership of Emosyn on September 10, 2004. The segment data is reflected from this date through the end of the year.

SSC includes RF transmitter, receiver, synthesizer, power amplifier and switch products. These products provide end-to-end RF solutions to enable wireless multimedia and broadband networking applications. We formed SST Communications Corporation and acquired the operations of G-Plus, Inc. on November 5, 2004. The segment data is reflected from this date through the end of the year.

Technology licensing includes both up front license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                         Year Ended December 31, 2004
                                          --------------------------
                                                           Gross
                                            Revenues    Profit (Loss)
                                          ------------  ------------
SMPG.................................... $    269,376  $     48,352
ASPG....................................       73,221        19,429
SPG.....................................       44,636        12,706
Emosyn..................................       16,905         2,363
SCC.....................................          593          (212)
Technology Licensing....................       44,467        44,467
                                          ------------  ------------
                                         $    449,198  $    127,105
                                          ============  ============

                                         Year Ended December 31, 2003
                                          --------------------------

                                            Revenues    Gross Profit
                                          ------------  ------------
SMPG.................................... $    166,776  $     21,428
ASPG....................................       60,481        11,544
SPG.....................................       29,272         4,782
Technology Licensing....................       38,512        38,512
                                          ------------  ------------
                                         $    295,041  $     76,266
                                          ============  ============

                                         Year Ended December 31, 2002
                                          --------------------------

                                            Revenues    Gross Profit
                                          ------------  ------------
SMPG.................................... $    143,194  $      5,451
ASPG....................................       67,791        24,534
SPG.....................................       33,036         7,790
Technology Licensing....................       30,637        30,637
                                          ------------  ------------
                                         $    274,658  $     68,412
                                          ============  ============

Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

                                                            Year ended December 31,
                                                  ---------------------------------------------
                                                      2002             2003            2004
                                                  ------------  ------------------  -----------
United States................................... $     21,871  $           19,600  $    32,833
Europe..........................................       10,599               9,957       28,863
Japan...........................................       28,465              27,575       35,233
Korea...........................................       30,321              25,214       36,715
Taiwan..........................................       91,219             109,254      125,491
China (including Hong Kong).....................       70,609              76,107      148,100
Other Asian countries...........................       21,574              27,334       41,963
                                                  ------------  ------------------  -----------
                                                 $    274,658  $          295,041  $   449,198
                                                  ============  ==================  ===========

Foreign revenue is based on the country to which the product is shipped by us or our logistics center.

The locations and net book value of long-lived assets follows:

                                                             December 31,
                                                  --------------------------------
                                                      2003             2004
                                                  ------------  ------------------
United States................................... $     10,052  $           13,443
China...........................................          855               1,035
Taiwan..........................................          299                 898
Other...........................................          119               1,244
                                                  ------------  ------------------
                                                 $     11,325  $           16,620
                                                  ============  ==================

16. Equity Investments and Related Party Reporting:

Equity investments comprise (in thousands):

Equity Investments comprise (in thousands):
                                                              December 31, 2004
                                                  ---------------------------------------------
                                                                    Long-term          Total
                                                     Equity     Available for Sale    Equity
                                                  Investments      Investments      Investment
                                                  ------------  ------------------  -----------
Advanced Chip Engineering Technology ........... $      4,012  $               --  $     4,012
Apacer Technology, Inc .........................        4,357                  --        4,357
Grace Semiconductor Manufacturing Corporation ..       83,150                  --       83,150
Insyde Software Corporation (1).................          322                 266          588
King Yuan Electronics Company, Limited..........           --               2,318        2,318
Nanotech Corporation ...........................        3,767                  --        3,767
Powertech Technology, Incorporated .............          767              14,076       14,843
Professional Computer Technology Limited (2)....          675               6,434        7,109
Silicon Technology Co., Ltd ....................          939                  --          939
Other...........................................          574                  --          574
                                                  ------------  ------------------  -----------
                                                 $     98,563  $           23,094  $   121,657
                                                  ============  ==================  ===========

                                                              December 31, 2003
                                                  ---------------------------------------------
                                                                    Long-term          Total
                                                     Equity     Available for Sale    Equity
                                                  Investments      Investments      Investment
                                                  ------------  ------------------  -----------
Apacer Technology, Inc ......................... $      4,358  $               --  $     4,358
Grace Semiconductor Manufacturing Corporation ..       50,000                  --       50,000
Insyde Software Corporation.....................          466                 397          863
King Yuan Electronics Company, Limited..........           --               3,218        3,218
Powertech Technology, Incorporated .............        1,206               5,498        6,704
Professional Computer Technology Limited........          775               3,810        4,585
Silicon Technology Co., Ltd ....................          939                  --          939
Other...........................................          333                  --          333
                                                  ------------  ------------------  -----------
                                                 $     58,077  $           12,923  $    71,000
                                                  ============  ==================  ===========

(1) Includes $133 thousand in convertible bonds.
(2) Includes $1.3 million in convertible bonds.

The following table is a summary of our related party revenues and purchases (in thousands):

                                                               Year Ended
                                                               December 31, 2004
                                                  --------------------------------
                                                    Revenues         Purchases
                                                  ------------  ------------------
Silicon Technology Co., Ltd..................... $      7,943  $               --
Apacer Technology, Inc and related entities.....        2,359                 707
Silicon Professional Technology Ltd.............      214,195                  --
Grace Semiconductor Manufacturing Corporation...          156              59,278
King Yuan Electronics Company, Limited..........           --              38,248
Powertech Technology, Incorporated..............           --              14,718
                                                  ------------  ------------------
                                                 $    224,653  $          112,951
                                                  ============  ==================

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
                                                  ============  ==================

(1) Excludes Apacer Technology, Inc. balances.

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

                                                         December 31, 2003             December 31, 2004
                                                  --------------------------------  -----------------------
                                                                     Accounts                     Accounts
                                                    Accounts       Payable and       Accounts    Payable and
                                                   Receivable        Accruals       Receivable    Accruals
                                                  ------------  ------------------  -----------  ----------
Silicon Technology Co., Ltd..................... $        232  $               --  $       322  $       --

Apacer Technology, Inc and related entities.....          400                 736          458         320
Professional Computer Technology Limited........           --                  15           --          72
Silicon Professional Technology Ltd.............       40,588                 550       32,037         694
Grace Semiconductor Manufacturing Corporation...           --                  --          156      17,227
King Yuan Electronics Company, Limited..........           --               6,896           --      13,702
Powertech Technology, Incorporated..............           --               2,533           --       3,867
Other...........................................           --                   4           --          --
                                                  ------------  ------------------  -----------  ----------
                                                 $     41,220  $           10,734  $    32,973  $   35,882
                                                  ============  ==================  ===========  ==========

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Silicon Technology's board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products to smaller customers. At December 31, 2004 our investment, which is carried at cost, represented 9% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

In 2000, we acquired a 10% interest in Apacer Technology, Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. The investment was written down to $4.4 million during 2002, refer to Note 13 of these Notes to the Consolidated Financial Statements. At December 31, 2004, our investment represented 10% of the outstanding equity of Apacer.

In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a privately held Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT's board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179 thousand in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In February 2004, we invested an additional $1.7 million cash in PCT's European convertible bonds which are included in long-term available-for-sale investments in the balance sheet as of December 31, 2004. At December 31, 2004 our investment represented 13% of the outstanding equity and 13% of the European convertible bonds of PCT.

PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2002, 2003 and 2004 we paid sales commissions of $2.5 million, $1.2 million and $579 thousand, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 10.3%, 27.3% and 31.3% of our product shipments in 2002, 2003 and 2004. In addition, PCT and SPAC solicited sales, for which they earned a commission, for 19.5%, 12.0% and 3.3% of our shipments to end users in 2002, 2003 and 2004, respectively.

In 2001, PCT established a separate company and wholly-owned subsidiary, Silicon Professional Technology Ltd., or SPT, to provide planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Product shipped to SPT is accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and must pay us whether or not they have collected the accounts receivable.

In 2000, we acquired a 1% interest in King Yuan Electronics Company Limited, or KYE, a publicly held Taiwanese company, which is a production subcontractor, for $4.6 million in cash. A member of our management team holds a supervisor position at KYE. The role and responsibilities of a supervisor are defined and governed by Corporate Law in Taiwan. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. From the date of the initial public offering to December 31, 2001, there had been a significant decline in the market value of the investment. We concluded that the decline in value was "other-than-temporary" and a write down of $3.3 million was necessary in 2001. The investment was written down to $1.3 million based on the quoted market price as of December 31, 2001. The investment is valued at $2.3 million as of December 31, 2004 based on the quoted market price. At December 31, 2004, our investment represented 0.5% of the outstanding equity of KYE.

In 2000, we acquired a 3% interest in Powertech Technology, Inc., or PTI, a privately held Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of the Board of Directors, is also a member of PTI's board of directors. During 2003, PTI completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested an additional $723 thousand cash in PTI shares available for sale. At December 31, 2004, our investment represented 2% of the outstanding equity of PTI.

In 2001, we acquired a 9% interest in Grace Semiconductor Manufacturing Corporation, or GSMC, a privately held Cayman Islands company for $50.0 million cash. In March 2004, we invested an additional $33.2 million cash in GSMC. Bing Yeh, our president, CEO and Chairman of our Board of Directors, is also a member of GSMC's board of directors. In addition, a member of our management team holds one supervisor position at GSMC. The role and responsibilities of a supervisor are defined and governed by Corporate Law in the Cayman Islands. This investment is carried at cost. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. At December 31, 2004, our investment represented 10% of the outstanding equity of GSMC.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a privately held Taiwanese company, for $964 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, certain numbers of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2003 and 2004. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133 thousand cash in Insyde's convertible bonds. The stock investment was written down $509 thousand during 2004, refer to Note 12 of these Notes to the Consolidated Financial Statements. At December 31, 2004, our investment represented 6% of the outstanding equity and 6% of the convertible bonds of Insyde.

In June 2004, we acquired a 9% interest in Advanced Chip Engineering Technology, or ACET, for $4.0 million cash. ACET, a privately held Taiwanese company and a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET's board of directors. At December 31, 2004 our investment, which is carried at cost, represented 9% of the outstanding equity of ACET.

In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. Nanotech, a development stage company, has a wholly owned subsidiary which is in the process of starting up foundry operations in China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Nanotech's board of directors. Tsuyoshi Taira, a member of our Board of Directors, also invested in this round of financing. The investment was part of a second round of financing. We are not obligated to provide Nanotech with any additional financing. At December 31, 2004 our investment, which is accounted for under the equity method, represented 30% of the outstanding equity of Nanotech.

17. Employee Benefit Plans:

Profit Sharing Plan:

We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both net earnings before interest income (expense), net provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, "operating profit" is net revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. During 2004, profiting sharing expenses of $3.7 million were recorded. No profit sharing was paid in relation to 2002 or 2003.

401(k) Plan:

We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust, or the 401(k) Plan, as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. All employee contributions are 100% vested. During 2002, 2003 and 2004, we matched the first $1,000 of each employees' contribution, for a total of $405 thousand, $384 thousand and $379 thousand, respectively.

18. Subsequent Events:

On February 7, 2004, we entered into a Memorandum of Understanding, or MoU, to acquire a company. There would be significant penalties if either party were to terminate the MoU. The termination penalties range from $1 million and $2 million.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                                Balance at  Charged to    Write-off   Balance at
                                                                Beginning    Costs and   of Accounts    End of
Description                                                     of Period    Expenses      /Other       Period
--------------------------------------------------------------  ----------  -----------  -----------  ----------
Year ended December 31, 2002
  Allowance for doubtful accounts............................. $    2,814  $     3,046  $     1,440  $    4,420
  Allowance for sales returns................................. $    4,498  $     2,842  $     5,553  $    1,787
  Allowance for excess and obsolete inventories and adverse
     purchase commitments..................................... $   47,747  $    10,441  $    29,466  $   28,722
  Valuation allowance on deferred tax assets.................. $       --  $        --  $        --  $       --

Year ended December 31, 2003
  Allowance for doubtful accounts............................. $    4,420  $       228  $     3,530  $    1,118
  Allowance for sales returns................................. $    1,787  $       316  $       802  $    1,301
  Allowance for excess and obsolete inventories and adverse
     purchase commitments..................................... $   28,722  $     6,670  $    23,638  $   11,754
  Valuation allowance on deferred tax assets.................. $       --  $    41,114  $        --  $   41,114

Year ended December 31, 2004
  Allowance for doubtful accounts............................. $    1,118  $       825  $       754  $    1,189
  Allowance for sales returns................................. $    1,301  $     1,347  $       639  $    2,009
  Allowance for excess and obsolete inventories and adverse
     purchase commitments..................................... $   11,754  $    35,883  $     7,155  $   40,482
  Valuation allowance on deferred tax assets.................. $   41,114  $        --  $    13,923  $   27,191