Form 10-Q
period 2005-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2005-05-10
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, April 30, 2005: 101,311,149.

SILICON STORAGE TECHNOLOGY, INC.
FORM 10-Q: QUARTER ENDED MARCH 31, 2005
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2004         2005
                                                              -----------  -----------

Net revenues:
     Product revenues - unrelated parties................... $    32,811  $    37,621
     Product revenues - related parties.....................      58,559       41,649
     Technology licensing - unrelated parties...............      13,063        6,943
     Technology licensing - related parties.................          --          102
                                                              -----------  -----------
          Total net revenues................................     104,433       86,315
Cost of revenues:
     Cost of revenues - unrelated parties...................      22,266       32,441
     Cost of revenues - related parties.....................      44,016       41,281
                                                              -----------  -----------
          Total cost of revenues............................      66,282       73,722
                                                              -----------  -----------
Gross profit................................................      38,151       12,593
                                                              -----------  -----------
Operating expenses:
     Research and development...............................      11,803       11,965
     Sales and marketing....................................       6,928        7,340
     General and administrative.............................       3,999        6,702
                                                              -----------  -----------
          Total operating expenses..........................      22,730       26,007
                                                              -----------  -----------
Income (loss) from operations...............................      15,421      (13,414)
Interest and other income...................................         394          327
Interest and other expense..................................         (54)        (147)
                                                              -----------  -----------
Income (loss) before provision for income...................
     taxes and minority interest............................      15,761      (13,234)
Provision for income taxes..................................       1,528          746
Minority interest...........................................          --          (84)
                                                              -----------  -----------
Net income (loss)........................................... $    14,233  $   (13,896)
                                                              ===========  ===========

Net income (loss) per share - basic......................... $      0.15  $     (0.14)
                                                              ===========  ===========

Shares used in per share calculation - basic................      95,821       97,820
                                                              ===========  ===========

Net income (loss) per share - diluted....................... $      0.14  $     (0.14)
                                                              ===========  ===========

Shares used in per share calculation - diluted..............     100,258       97,820
                                                              ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

>
                                                                   December 31,   March 31,
                                                                       2004          2005
                                                                   ------------  ------------
                             ASSETS

Current assets:
    Cash and cash equivalents.................................... $     35,365  $     30,186
    Short-term available-for-sale investments....................       68,628        45,030
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,189 at December 31, 2004 and
      $1,099 at March 31, 2005...................................       25,206        23,194
    Trade accounts receivable-related parties....................       32,973        22,596
    Inventories, net.............................................      156,618       176,194
    Other current assets.........................................       16,049        14,521
                                                                   ------------  ------------
         Total current assets....................................      334,839       311,721
Property and equipment, net......................................       16,620        16,132
Long-term available-for-sale investments.........................       23,094        27,092
Equity investments, GSMC.........................................       83,150        83,150
Equity investments, others.......................................       15,413        15,563
Goodwill.........................................................       15,600        15,600
Intangible assets, net...........................................        9,767         9,041
Other assets.....................................................        3,848         3,719
                                                                   ------------  ------------
         Total assets............................................ $    502,331  $    482,018
                                                                   ============  ============

                           LIABILITIES

Current liabilities:
    Notes payable, current portion............................... $        705  $        372
    Trade accounts payable-unrelated parties.....................       53,273        44,292
    Trade accounts payable-related parties.......................       35,882        40,005
    Accrued expenses and other liabilities.......................       30,593        23,023
    Deferred revenue.............................................        2,388         2,566
                                                                   ------------  ------------
         Total current liabilities...............................      122,841       110,258
Other liabilities................................................        1,307         1,958
Minority interest................................................        2,199         2,115
                                                                   ------------  ------------
         Total liabilities.......................................      126,347       114,331
                                                                   ------------  ------------
Commitments (Note 5) and Contingencies (Note 6)

                      SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 97,358 shares at December 31, 2004
    and 97,860 shares at March 31, 2005..........................      358,578       360,208
Accumulated other comprehensive income...........................       16,542        20,511
Retained earnings (accumulated deficit)..........................          864       (13,032)
                                                                   ------------  ------------
         Total shareholders' equity..............................      375,984       367,687
                                                                   ------------  ------------
         Total liabilities and shareholders' equity.............. $    502,331  $    482,018
                                                                   ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                           2004        2005
                                                                        ----------  ----------
Cash flows from operating activities:
    Net income (loss)................................................. $   14,233  $  (13,896)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization..................................      1,633       2,030
       Provision (Credits) for doubtful accounts receivable...........         82         (90)
       Provision for sales returns....................................         76         895
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................        684      10,766
       Loss in equity interest........................................         --         120
       (Gain)/Loss on disposal of equipment...........................        (25)          2
       Minority interest..............................................         --         (84)
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................     (5,744)      1,276
       Trade accounts receivable-related parties......................     (6,919)     10,308
       Inventories....................................................    (24,490)    (37,559)
       Other current and non-current assets...........................       (678)      1,725
       Trade accounts payable-unrelated parties.......................      5,755      (8,981)
       Trade accounts payable-related parties.........................      7,377       4,123
       Accrued expenses and other liabilities.........................      4,591        (929)
       Deferred revenue...............................................       (207)        178
                                                                        ----------  ----------
           Net cash used in operating activities......................     (3,632)    (30,116)
                                                                        ----------  ----------
Cash flows from investing activities:
    Investment in equity securities...................................    (33,283)       (333)
    Acquisition of property and equipment.............................     (1,761)       (818)
    Proceeds from sale of equipment...................................         25          --
    Purchases of available-for-sale investments.......................    (11,633)    (19,105)
    Sales and maturities of available-for-sale and equity investments.     18,999      42,669
                                                                        ----------  ----------
           Net cash provided by (used in) investing activities........    (27,653)     22,413
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................        (94)       (106)
    Borrowing against line of credit..................................         --       1,000
    Issuance of shares of common stock................................      2,132       1,630
                                                                        ----------  ----------
           Net cash provided by financing activities..................      2,038       2,524
                                                                        ----------  ----------
Net decrease in cash and cash equivalents.............................    (29,247)     (5,179)
Cash and cash equivalents at beginning of period......................     84,250      35,365
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $   55,003  $   30,186
                                                                        ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 2005 (UNAUDITED):

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

The year-end balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications:

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations or shareholders' equity. Specifically, we reclassified certain auction rate securities from cash equivalents to short-term investments where interest rates reset in less than 90 days but have a maturity date longer than 90 days. This resulted in a reclassification from cash and cash equivalents to short-term investments of $40.4 million at December 31, 2003 and $10.5 million at March 31, 2004. The reclassification in both periods had the effect of decreasing net cash used in investing activities by $29.9 million for the three months ended March 31, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. In April 2005, the U. S. Securities and Exchange Commission adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is for the first interim period of 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

In March 2005, the FASB issued FSP No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities", or FSP46R-5, which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP46R-5 is effective the first period beginning after March 3, 2005 and, accordingly, is being adopted by us as of April 1, 2005. We are currently evaluating the effect that the adoption of

FSP46R-5 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2004         2005
                                                              -----------  -----------
Numerator - basic
  Net income (loss)......................................... $    14,233  $   (13,896)
                                                              ===========  ===========
Denominator - basic
  Weighted average common stock outstanding.................      95,821       97,820
                                                              ===========  ===========

Basic net income (loss) per share........................... $      0.15  $     (0.14)
                                                              ===========  ===========

Numerator - diluted
  Net income (loss)......................................... $    14,233  $   (13,896)
                                                              ===========  ===========
Denominator - diluted

  Weighted average common stock outstanding.................      95,821       97,820
  Dilutive potential of common stock equivalents:
      Options...............................................       4,437           --
                                                              -----------  -----------
                                                                 100,258       97,820
                                                              ===========  ===========

Diluted net income (loss) per share......................... $      0.14  $     (0.14)
                                                              ===========  ===========

Anti-dilutive stock options to purchase 1,715,000 shares of common stock were outstanding as of March 31, 2004 with a weighted average exercise price of $12.12. These stock options were not included in the computation of diluted net income per share for the three months ended March 31, 2004 because the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2004. Stock options to purchase 10,605,000 shares of common stock were outstanding as of March 31, 2005 with a weighted average exercise price of $8.09. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 2005 because we had a net loss for this period.

Stock Compensation:

We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date for the awards, our net income (loss) and net income (loss) per share for the three months ended March 31, 2004 and 2005 would have been as follows, respectively:

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2004       2005
                                                              ---------  ---------
Net income (loss), as reported.............................. $  14,233  $ (13,896)
Deduct: total stock-based employee compensation
   expense determined under fair value based method,
   net of tax...............................................    (1,952)    (2,434)
                                                              ---------  ---------
Pro forma net income (loss)................................. $  12,281  $ (16,330)
                                                              =========  =========
Pro forma net income (loss) per share - basic............... $    0.13  $   (0.17)
                                                              =========  =========
Pro forma net income (loss) per share - diluted..............$    0.12  $   (0.17)
                                                              =========  =========

The fair value of each option grant for both our 1995 Equity Incentive Plan and our 1995 Non-Employee Directors' Stock Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for the three months ended March 31, 2004 and 2005, respectively:

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2004       2005
                                                              ---------  ---------
Risk-free interest rate.....................................       3.2%       3.7%
Expected term of option.....................................  5.8 years  4.8 years
Expected volatility.........................................        99%        89%
Expected dividend yield.....................................         0%         0%

The weighted average fair value of options granted under both stock option plans during the three months ended March 31, 2004 and 2005 was $12.64 and $4.41, respectively.

The fair value of each stock purchase right under our 1995 Employee Stock Purchase Plan, or the Purchase Plan, is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for the three months ended March 31, 2004 and 2005, respectively:

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2004       2005
                                                              ---------  ---------
Risk-free interest rate.....................................       1.0%       2.7%
Expected term of option.....................................  0.5 years  0.5 years
Expected volatility.........................................        78%        54%
Expected dividend yield.....................................         0%         0%

The weighted average valuation of right grants under the Purchase Plan during the three months ended March 31, 2004 and 2005 was $5.20 and $3.90, respectively.

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

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three months ended March 31, 2004 and 2005 were not material.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in these companies have been included in "Long-term available-for-sale investments." The investment not available for resale due to local securities regulations within one year at the balance sheet date is recorded at the investment cost. The investment available for resale within one year at the balance sheet date is recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. If a loss is other than temporary, it is reported as an "Impairment of equity investments." Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair values of available-for-sale investments as of March 31, 2005 were as follows (in thousands):

                                               Amortized   Unrealized     Unrealized        Fair
                                                 Cost         Gain           Loss           Value
                                              -----------  -----------    -----------    -----------
Corporate bonds and notes................... $     6,282  $        --   $         --   $      6,282
Government bonds and notes..................      47,134           --           (103)        47,031
Foreign listed equity securities............       6,573       20,898           (379)        27,092
                                              -----------  -----------    -----------    -----------
Total bonds, notes and equity securities.... $    59,989  $    20,898   $       (482)        80,405
                                              ===========  ===========    ===========
Less amounts classified as cash equivalents...........................                       (8,283)
                                                                                         -----------
      Total short and long-term available-for-sale investments........                 $     72,122
                                                                                         ===========

Contractual maturity dates of our available-for-sale investments range from 2005 to 2033. All of the securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The net unrealized gains as of March 31, 2005 are recorded in accumulated other comprehensive income, net of tax.

The fair values of available-for-sale investments as of December 31, 2004 were as follows (in thousands):

                                               Amortized   Unrealized     Unrealized        Fair
                                                 Cost         Gain           Loss           Value
                                              -----------  -----------    -----------    -----------
Corporate bonds and notes................... $       106  $        --   $         --   $        106
Government bonds and notes..................      78,625           --            (69)        78,556
Foreign listed equity securities............       6,509       16,977           (393)        23,093
                                              -----------  -----------    -----------    -----------
Total bonds, notes and equity securities.... $    85,240  $    16,977   $       (462)       101,755
                                              ===========  ===========    ===========
Less amounts classified as cash equivalents...........................                      (10,033)
                                                                                         -----------
      Total short and long-term available-for-sale investments........                 $     91,722
                                                                                         ===========

Contractual maturity dates of our available-for-sale investments range from 2005 to 2039. All of the securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The unrealized gains as of December 31, 2004 are recorded in accumulated other comprehensive income, net of tax.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting. As of March 31, 2005 the carrying value of these investments was $98.7 million which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, which represents a 10% interest. As of December 31, 2004, the carrying value of these investments was $98.6 million.

4. Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,    March 31,
                                                              2004           2005
                                                           -----------    -----------
Raw materials............................................ $    86,355   $     97,425
Work in process..........................................       4,151         14,615
Finished goods...........................................      60,520         59,057
Finished goods inventories held at logistics center......       5,592          5,097
                                                           -----------    -----------
                                                          $   156,618   $    176,194
                                                           ===========    ===========

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly.

As of March 31, 2005, our allowance for excess and obsolete inventories includes an allowance for our on-hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In addition, our allowance includes an allowance for die, work-in-process and finished goods that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory analysis, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

Accrued expenses and other liabilities comprise:

                                                           December 31,    March 31,
                                                              2004           2005
                                                           -----------    -----------
Accrued compensation and related items................... $     6,829   $      6,076
Accrued adverse purchase commitments.....................       8,330          1,113
Accrued commission.......................................       2,198          2,253
Lease impairment liability...............................         976            636
Accrued yield commitment.................................       1,167          1,259
Accrued income tax payable...............................       2,038          2,548
Accrued warranty.........................................       3,826          2,644
Other accrued liabilities................................       5,229          6,494
                                                           -----------    -----------
                                                          $    30,593   $     23,023
                                                           ===========    ===========

Changes in the warranty reserves during the first fiscal quarter of 2004 and 2005 were as follows (in thousands):

                                                           Three Months     Three Months
                                                               Ended            Ended
                                                          March 31, 2004   March 31, 2005
                                                           -------------    -------------
Beginning balance........................................ $         187   $        3,826
Provisions for warranty..................................            74               72
Change in estimate of prior period accual..................          --             (500)
Consumption of reserves..................................          (141)            (754)
                                                           -------------    -------------
Ending balance........................................... $         120   $        2,644
                                                           =============    =============

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. The increase in the consumption of the reserve for the three months ended March 31, 2005 as compared to the comparable period of the prior year relates mainly to the rescreening work related to two specific customers, which was reserved for as of December 31, 2004. The total estimated reserve for this rescreening work was reevaluated based on updated information at the end of first quarter of 2005, which decreased provisions for warranty by $500 thousand for the three month period ended March 31, 2005.

5. Commitments

During 2001 and the second quarter of 2004, we recorded a period charge to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for unoccupied buildings. These charges represent the fair value of the liability determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The estimated liability may be adjusted subsequently depending on the actual sublease income we may receive. At December 31, 2004 and March 31, 2005, payments made have reduced the recorded liability to $976 thousand and $636 thousand, respectively.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2005 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $39.7 million. We have not recorded any liabilities as of March 31, 2005 related to these indemnities as no such claims have been made or asserted.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimatable.

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

The third patent remaining in the case, the '903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. The trial to determine whether the '903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court has directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. A new trial date on the invalidity of the '903 patent has been scheduled for August 1, 2005. The impact related to the outcome of the remaining patent is undeterminable at this time.

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain of our directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. The complaints are captioned: Hunt v. Silicon Storage Technology, Inc., et al., Case No. C 05 00408 WHA (N.D. Cal.); Baker v. Silicon Storage Technology, Inc., et al., Case No. C 05 00295 PJH (N.D. Cal.); Grobler v. Silicon Storage Technology, Inc., et al., Case No. C 05 00376 MHP (N.D. Cal.); Talmo v. Silicon Storage Technology, Inc., et al., Case No. C 05 00390 MMC (N.D. Cal.); and DiCintio v. Silicon Storage Technology, Inc., et al., Case No. C 05 0708 MMC (N.D. Cal.). The complaints seek unspecified damages on alleged violations of federal securities laws during the period from March 22, 2004 to December 20, 2004. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions have been consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the remaining Atmel complaint, the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2005.

7. Line of Credit

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of March 31, 2005, we have borrowed $1.0 million under our line of credit which is included in other liabilities. As of December 31, 2004, there were no borrowings under our line of credit.

8. Acquisitions

Emosyn LLC. On September 10, 2004, we consummated the acquisition of an 83.6% ownership of privately held Emosyn LLC, or Emosyn, for an aggregate cash purchase price of approximately $16.0 million including costs related to the acquisition. Emosyn is a fabless semiconductor manufacturer specializing in the design and marketing of smart card ICs for subscriber identification module, or SIM, card applications. We believe that the acquisition will help Emosyn leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for Emosyn's smart card products. The acquisition also provides us the opportunity to establish SuperFlash technology as the technology-of-choice in the strategically important smart card products. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition.

In connection with the Emosyn acquisition, we issued the minority stockholder a put option. On the fourth anniversary date of the closing of the acquisition or if there is an earlier material change in business, the minority stockholder shall have the right to require SST to purchase all of its interest at the then current fair market value of the minority interest fair market value stock price. Refer to note 14 for additional information.

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired........................  $    9,252
Existing technology...............................................       6,029
In-process research and development...............................       1,988
Trade name........................................................       1,093
Customer relationships............................................         549
Backlog...........................................................         712
Trade accounts payable, accrued expenses and other liabilities....      (3,621)
                                                                      ---------
  Total purchase price............................................  $   16,002
                                                                      =========

We valued the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 30% for existing technology, trade name and customer relationships, 50% for in-process research and development, and 18% for backlog, respectively. The existing technology and trade name are amortized to cost of revenues over their estimated lives of five years. The customer relationships and backlog are amortized to cost of revenues over their estimated lives of one to three years. As of March 31, 2005, existing technology, trade name, customer relationships and backlog are all included in intangible assets.

In-process research and development acquired of $2.0 million was expensed and included in other operating expenses as of the date of the acquisition.

G-Plus, Inc. On November 5, 2004, we purchased substantially all the assets of G-Plus Inc., or G-Plus, a privately held company located in Santa Monica, California. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of G-Plus' operations have been included in the consolidated financial statements since that date. G-Plus is a fabless semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs for a wide range of wireless and multimedia applications. The acquisition provides us the opportunity to make SuperFlash the embedded memory of choice for wireless applications. We also believe that the acquisition will help G-Plus leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for G-Plus wireless products.

The aggregate purchase price was $26.9 million, including $4.6 million of cash, common stock valued at $22.1 million and costs related to the acquisition of $200 thousand. The fair value of the 3,030,082 shares of our common stock issued to G-Plus was determined based on the average closing price of our common stock over a two-day trading period prior to the closing date. Below is a summary of the total preliminary purchase price (in thousands):

Cash..............................................................  $    4,600
Common stock......................................................      22,074
Acquisition direct costs..........................................         194
                                                                      ---------
  Total purchase price............................................  $   26,868
                                                                      =========

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired........................  $    5,983
Existing technology...............................................       1,814
In-process research and development...............................       3,908
Customer relationships............................................         355
Backlog...........................................................          11
Goodwill..........................................................      15,600
Trade accounts payable, accrued expenses and other liabilities....        (803)
                                                                      ---------
  Total purchase price............................................  $   26,868
                                                                      =========

We valued the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 28% for existing technology and customer relationships, 30-35% for in-process research and development projects, and 26% for backlog, respectively. The existing technology is amortized to cost of revenues over its estimated life of four years. The customer relationships and backlog are amortized to cost of revenues over their estimated lives of one to three years. As of March 31, 2005, existing technology, customer relationships and backlog are all included in intangible assets.

In-process research and development acquired of $3.9 million was expensed and included in other operating expenses as of the date of the acquisition.

The following unaudited pro forma financial information presents the combined results of operations of Emosyn and G-Plus as if the acquisitions had occurred as of the beginning of 2004. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2004         2005
                                                         ---------    ---------
Revenue.....................................           $  110,755   $   86,315
Net income (loss)...........................           $   12,064   $  (13,896)
Net income (loss) per share - basic.........           $     0.13   $    (0.14)
Net income (loss) per share - diluted.......           $     0.12   $    (0.14)

9. Goodwill and Intangible Assets:

As discussed in note 8, our acquisitions of Emosyn and G-Plus included the acquisition of $10.6 million of finite-lived intangible assets. The acquisition of G-Plus also included the acquisition of $15.6 million of goodwill. The goodwill is not being amortized, but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

As of March 31, 2005, our intangible assets consisted of the following (in thousands):

                                                  Accumulated
                                        Cost      Amortization    Net
                                      ---------   ----------   ----------
Existing technology................ $    7,843  $       852  $     6,991
Trade name.........................      1,093          121          972
Customer relationships.............        904          149          755
Backlog............................        723          400          323
                                      ---------   ----------   ----------
Balance at March 31, 2005.......... $   10,563  $     1,522  $     9,041
                                      =========   ==========   ==========

As of December 31, 2004, our intangible assets consisted of the following (in thousands):

                                                  Accumulated
                                        Cost      Amortization    Net
                                      ---------   ----------   ----------
Existing technology................ $    7,843  $       437  $     7,406
Trade name.........................      1,093           67        1,026
Customer relationships.............        904           73          831
Backlog............................        723          219          504
                                      ---------   ----------   ----------
Balance at December 31, 2004....... $   10,563  $       796  $     9,767
                                      =========   ==========   ==========

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years (with a weighted average life of approximately 4.8 years). Trade names, customer relationships and backlogs have been assigned useful lives of five years, three years and one year, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

                                                Amortization of
                                               Intangible Assets
               Fiscal Year                        ----------
               2005 (Remaining 9 months)        $     1,958
               2006                                   2,179
               2007                                   2,105
               2008                                   1,809
               2009                                     990
                                                  ----------
                                                $     9,041
                                                  ==========

10. Segment Reporting

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

SMPG includes our standard flash memory product families: the Multi-Purpose Flash, or MPF, family and the Multi-Purpose Flash Plus, or MPF+, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications.

SPG includes ComboMemory, ROM/RAM Combos, the Small Sector Flash, or SSF, family, Multi-Time Programmable, or MTP, family, FlashFlex51 microcontrollers and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless modems, MP3 players, pagers and personal digital organizers.

Emosyn includes flash memory based microprocessor chips. The Theseus Platinum product family specifically targets the smart card market through the sales of the TP-40, TP-62, TP-100 and TP-130 products. These products are used primarily in cell phone applications, and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. We acquired a majority ownership of Emosyn LLC on September 10, 2004. The segment data is reflected from this date forward.

SCC includes RF transmitter, receiver, synthesizer, power amplifier and switch products. These products provide end-to-end RF solutions to enable wireless multimedia and broadband networking applications. We formed SST Communications Corporation and acquired the operations of G-Plus, Inc. on November 5, 2004. The segment data is reflected from this date forward.

Technology Licensing includes both license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                                  Three Months Ended            Three Months Ended
                                                    March 31, 2004                March 31, 2005
                                              -------------------------     -------------------------
                                                              Gross                         Gross
                                               Revenues       Profit         Revenues    Profit (Loss)
                                              -----------  ------------     -----------  ------------
SMPG........................................ $    64,333  $     16,727     $    44,144  $     (3,073)
ASPG........................................      18,075         5,406          19,819         6,261
SPG.........................................       8,962         2,955           6,715           411
Emosyn......................................          --            --           7,909         2,128
SCC.........................................          --            --             683          (179)
Technology Licensing........................      13,063        13,063           7,045         7,045
                                              -----------  ------------     -----------  ------------
                                             $   104,433  $     38,151     $    86,315  $     12,593
                                              ===========  ============     ===========  ============

11. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                  Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2004         2005
                                                              -----------  -----------
Net income (loss)........................................... $    14,233  $   (13,896)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax............................       4,924        3,901
   Cumulative translation adjustment........................          --           68
                                                              -----------  -----------
Total comprehensive income (loss)........................... $    19,157  $    (9,927)
                                                              ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                        December 31,    March 31,
                                                           2004          2005
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $     16,515  $     20,416
Cumulative translation adjustment....................           27            95
                                                       ------------  ------------
                                                      $     16,542  $     20,511
                                                       ============  ============

12. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three months ended March 31, 2004 and 2005, and our related party accounts receivable and accounts payable and accruals as of December 31, 2004 and March 31, 2005 (in thousands):

                                                 Three Months Ended            Three Months Ended
                                                    March 31, 2004                March 31, 2005
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------ -----------  ------------
Silicon Technology Co., Ltd................. $     1,596  $         --     $       699  $         --
Apacer Technology, Inc. & related entities..         595           707             324            --
Silicon Professional Technology Ltd.........      56,368            --          40,626            --
Grace Semiconductor Manufacturing Corp......          --         6,949             102        23,341
King Yuan Electronics Company, Limited......          --         8,185              --         9,168
Powertech Technology, Incorporated..........          --         3,196              --         3,702
                                              -----------  ------------     -----------  ------------
                                             $    58,559  $     19,037     $    41,751  $     36,211
                                              ===========  ============     ===========  ============

                                                   December 31, 2004             March 31, 2005
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       322  $         --     $       314  $         --
Apacer Technology, Inc. & related entities..         458           320             239            --
Professional Computer Technology Limited....          --            72              --            33
Silicon Professional Technology Ltd.........      32,037           694          21,785           591
Grace Semiconductor Manufacturing Corp......         156        17,227             258        21,738
King Yuan Electronics Company, Limited......          --        13,702              --        14,510
Powertech Technology, Incorporated..........          --         3,867              --         3,133
                                              -----------  ------------     -----------  ------------
                                             $    32,973  $     35,882     $    22,596  $     40,005
                                              ===========  ============     ===========  ============

Professional Computer Technology Limited, or PCT, earns commissions for point-of-sales transactions to its customers. PCT's commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we pay Silicon Professional Technology Ltd., or SPT, a wholly-owned subsidiary of PCT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform demand forecasting, billing and collection of accounts receivable.

13. Income Taxes

We determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a valuation allowance against our deferred tax assets at March 31, 2005. Our provision for the three months ended March 31, 2005 is related to foreign withholding and tentative minimum tax.

14. Subsequent Events

Actrans Systems Inc. On April 11, 2005, we entered into a Share Purchase Agreement to acquire all of the outstanding capital stock of Actrans Systems Inc., or Actrans, a company incorporated and existing under the laws of the Republic of China. Pursuant to the terms of the Share Purchase Agreement, we agreed to issue 4,358,255 shares of our Common Stock and approximately $4.9 million in cash to the shareholders of Actrans. On April 11, 2005, at the initial closing of the acquisition, 4,241,359 of the shares were issued and approximately $4.8 million in cash was paid. The remaining 116,896 shares of our Common Stock will be issued and approximately $131 thousand in cash will be paid, after the receipt of necessary approvals from the Hsinchu Science-Based Industry Park Administration of the Republic of China.

Emosyn. On April 15, 2005, we acquired the remaining minority interest of Emosyn for $3.1 million in cash, making Emosyn a wholly-owned subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, we experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first quarter of 2005. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 90.0%, 86.0% and 82.7% of our net product revenues during 2003, 2004 and the three months ended March 31, 2005, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, excluding transactions through stocking representatives and distributors, accounted for 37.7%, 29.1% and 33.4% of our net product revenues in 2003, 2004 and the three months ended March 31, 2005, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2003, 2004 or the three months ended March 31, 2005.

Since 2001, we have been out-sourcing activities for our customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2003 and 2004 and the three months ended March 31, 2005, SPT serviced end customer sales accounting for 64.2%, 52.9% and 51.3%, respectively, of our net product revenues recognized. As of December 31, 2004 and March 31, 2005, SPT represented 55.1% and 47.6% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 29.9%, 34.0% and 33.7% of our product shipments in 2003, 2004 and the three months ended March 31, 2005, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 32.8%, 25.1% and 21.8% of our shipments to end users in 2003, 2004 and the three months ended March 31, 2005, respectively.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations: Quarter Ended March 31, 2005

Net Revenues

Net revenues were $86.3 million for the first quarter of 2005 as compared to $104.1 million in the fourth quarter of 2004 and $104.4 million for the first quarter of 2004. Net revenues decreased compared to the fourth quarter of 2004 due to a decrease in unit shipment and average selling prices. Net revenues decreased compared to the first quarter of 2004 due to decreased average selling prices for our products and decreased technology license revenue, offset by increased unit shipments.

Product Revenues. Product revenues were $79.3 million in the first quarter of 2005 as compared to $96.5 million in the fourth quarter of 2004 and $91.4 million in the first quarter of 2004. Net revenues decreased compared to the fourth quarter of 2004 due to a decrease in unit shipment and average selling prices. The industry-wide oversupply and continued heavy competition caused a decrease in our blended average selling price of our products of 6.6%. Unit shipments decreased 11.6% from the fourth quarter of 2004 to the first quarter of 2005 as a result of weaker than expected demand in wireless communications and Internet computing segments. In particular, shipments to the smart card IC market decreased 41.7% after achieving record shipments in the fourth quarter of 2004. Product revenues decreased compared to the first quarter of 2004 due to decreased average selling prices for our products of 24.6% offset by increased unit shipments of 15.6%. Unit shipments fluctuate due to overall industry supply and demand.

Technology Licensing Revenues. Revenues from license fees and royalties were $7.0 million in the first quarter of 2005, as compared to $7.5 million in the fourth quarter of 2004 and $13.1 million in the first quarter of 2004. Revenues from license fees and royalties are recognized upon the licensees' acceptance of the delivery of our engineering milestones. The decease in revenue in the first quarter of 2005 compared to the first quarter of 2004 is due to higher license fees from new licensees in the first quarter of 2004. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Gross Profit

Gross profit was $12.6 million, or 14.6% of net revenues, in the first quarter of 2005 as compared to gross profit of $603 thousand, or 0.6% of net revenues, in the fourth quarter of 2004 and $38.2 million, or 36.5% of net revenues, in the first quarter of 2004. The increase in gross profit from the fourth quarter of 2004 to the first quarter of 2005 is primarily due to the provision for inventory and adverse purchase commitments of $27.8 million in the fourth quarter of 2004 versus the provision for inventory and adverse purchase commitments of $10.8 million in the first quarter of 2005. This is offset by decreased average selling prices of our products of 6.6%, an 11.6% decrease in unit shipments and decreased license revenues of $489 thousand. The decrease in gross profit in the first quarter of 2005 when compared to the first quarter of 2004 is due primarily to increased provision for inventory and adverse purchase commitments and decreases in average selling prices in the first quarter of 2005 offset by increases in unit shipments. Product gross margin was 7.0% for the first quarter of 2005, compared to negative 7.2% for the fourth quarter of 2004 and 27.5% for the first quarter of 2004. The increase in product gross margin from the fourth quarter of 2004 to the first quarter of 2005 primarily relates to the inventory reserves provided. The decrease in product gross margin from the first quarter of 2004 to the first quarter of 2005 relates to decreased average selling prices of our products by 24.6%. For other factors affecting our gross profit, please also see "Business Risks - We incurred significant inventory valuation adjustments in 2003, 2004 and the first quarter of 2005 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses were $26.0 million, or 30.1% of net revenues, in the first quarter of 2005, compared to $27.9 million, or 26.8% of net revenues, in the fourth quarter of 2004, and $22.7 million, or 21.8% of net revenues, in the first quarter of 2004. The decrease of $1.9 million from the fourth quarter of 2004 was primarily due to the write off of $4.2 million of in-process research and development related to the acquisition of G-Plus in the fourth quarter of 2004 and a decrease of $756 thousand in the first quarter of 2005 related to bad debt provision, offset by increased headcount related expenses of $2.2 million and general and administrative related outside services of $961 thousand. The increase of $3.3 million from the first quarter of 2004 was primarily due to increased outside services of $2.0 million and headcount related expenses of $1.1 million. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and general and administrative, and that these expenses may increase in dollars.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as masks, wafers and evaluation parts. Research and development expenses were $12.0 million, or 13.9% of net revenues, during the first quarter of 2005, as compared to $11.5 million, or 11.0% of net revenues, during the fourth quarter of 2004 and $11.8 million, or 11.3% of net revenues, during the first quarter of 2004. Research and development expenses increased by 4.3% from the fourth quarter of 2004 primarily due to an increase of $585 thousand in headcount related expenses and $258 thousand in software licenses and support expenses offset by a decrease of depreciation expenses of $352 thousand. Research and development expenses increased by 1.4% from the first quarter of 2004 due primarily to an increase of $459 thousand in process qualification and outside services expenses and $290 thousand in software licenses and support expenses offset by $438 thousand in headcount related expenses. We expect that research and development expenses will increase in absolute dollars as we continue to develop new products and enhance existing products.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $7.3 million, or 8.5% of net revenues, in the first quarter of 2005, as compared to $6.8 million, or 6.6% of net revenues, in the fourth quarter of 2004 and $6.9 million, or 6.6% of net revenues, during the first quarter of 2004. Sales and marketing expenses increased 7.4% from the fourth quarter of 2004 to the first quarter of 2005 primarily due to an increase of $412 thousand in headcount related expenses. Sales and marketing expenses increased 5.9% from the first quarter of 2004 to the first quarter of 2005. The increase was primarily attributable to an increase of $513 thousand in headcount related expenses and $478 thousand in travel, samples freight and other selling related expenses, offset by decreases of $412 thousand in commissions due to lower product revenues and $233 thousand in logistic center fees as a result of decreased revenues through our logistic center. Fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expenses. In future periods, we expect sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $6.7 million, or 7.8% of net revenues, in the first quarter of 2005, as compared to $5.5 million, or 5.2% of net revenues, in the fourth quarter of 2004 and $4.0 million, or 3.8% of net revenues, during the first quarter of 2004. Expenses increased from the fourth quarter of 2004 by 22.9% primarily due to an increase of $1.2 million in headcount related expenses, $961 thousand in outside services, largely attributable to costs associated with compliance under Sarbanes-Oxley, and $244 thousand in legal fees, offset by a reduction of bad debt expenses of $756 due to lower receivables and a decrease of $352 thousand in depreciation expense. The increase in general and administrative expenses of 67.6% from the first quarter of 2004 was primarily due to increased outside services of $1.7 million mainly due to services related to compliance of Sarbanes-Oxley and headcount related expenses of $981 thousand. We anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth. We may also incur additional expenses in connection with the Atmel, shareholder class action and shareholder derivative litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses. In the fourth quarter of 2004, there were other operating expenses of $4.2 million. There were no other operating expenses during the first quarter of 2005 and the first quarter of 2004. The $4.2 million of operating expenses in the fourth quarter of 2004 related to in-process research and development expenses from acquisitions, of which $3.9 million related to the acquisition of G-Plus in the fourth quarter of 2004 and $251 thousand related to the Emosyn acquisition.

Interest and other income. Interest and other income was $327 thousand, or 0.4% of net revenues, during the first quarter of 2005, as compared to $405 thousand, or 0.4% of net revenues, during the fourth quarter of 2004 and $394 thousand, or 0.4% of net revenues, during the first quarter of 2004. Interest income decreased both from the fourth and first quarters of 2004 to the first quarter of 2005 due to a decrease in invested cash.

Interest and other expense. Interest and other expense was $147 thousand for the first quarter of 2005 as compared to $96 thousand for the fourth quarter of 2004 and $54 thousand for the first quarter of 2004. Interest expense relates to interest on our notes payable.

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2005. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the first quarter of 2005 was $746 thousand, which consists primarily of foreign withholding taxes and tentative minimum tax.

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

SMPG includes our standard flash memory product families: the MPF family and the MPF+ family. SMPG revenues were $44.1 million for the first quarter of 2005, as compared to $51.6 million in the fourth quarter of 2004 and $64.3 million in the first quarter of 2004. The decrease in revenues, both from the fourth and first quarters of 2004, was primarily due to decreases in average selling prices by 9.0% and 22.3%, respectively, and a 6.8% and 10.6% decrease in unit shipments from the fourth and first quarters of 2004, respectively. Gross margin increased from negative 27.4% in the fourth quarter of 2004 to negative 7.0% in the first quarter of 2005 primarily due to a provision for inventory and adverse commitments of $23.2 million in the fourth quarter of 2004 compared to $9.7 million in the first quarter of 2005. Gross margin decreased from 26.0% in the first quarter of 2004 to negative 7.0% in the first quarter of 2005 primarily due to a 22.3% decrease in average selling prices of our products and a $9.5 million increase in provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such as the ATA controller. ASPG revenues were $19.8 million for the first quarter of 2005, as compared to $19.2 million in the fourth quarter of 2004 and $18.1 million in the first quarter of 2004. While unit shipments increased 21.5% from the fourth quarter of 2004, revenues remained fairly flat with an increase of 3.4% due to a 13.1% decrease in average selling prices. The increase in revenues from the first quarter of 2004 was primarily due to a 29.5% increase in unit shipments, offset by a 14.8% decrease in averge selling prices. Gross margin increased from 16.2% in the fourth quarter of 2004 to 31.6% in the first quarter of 2005 primarily due to the benefit of previously reserved inventory and to lower manufacturing costs achieved by transitioning manufacturing technology to lower geometries. Gross margin increased from 29.9% in the first quarter of 2004 to 31.6% in the first quarter of 2005 primarily due to lower manufacturing costs achieved by transitioning manufacturing technology to lower geometries and product mix, offset by a 14.8% decrease in average selling prices.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. SPG revenues were $6.7 million for the first quarter of 2005, as compared to $11.8 million in the fourth quarter of 2004 and $9.0 million in the first quarter of 2004. The decrease in revenues from the fourth quarter of 2004 was primarily due to a 32.4% decrease in unit shipments combined with a 5.6% decrease in average selling prices. The decrease in revenues from the first quarter of 2004 was primarily due to decreased unit shipments by 20.1% and a 9.4% decrease in average selling prices. Gross margin decreased from 19.5% in the fourth quarter of 2004 and from 33.0% in the first quarter of 2004 to 6.1% in the first quarter of 2005. The decrease is primarily due to a $1.7 million provision for inventory and adverse purchase commitments in the first quarter of 2005, largely related to excess inventory, and a 9.4% and 5.6% decrease in average selling prices from the first and fourth quarter of 2004, respectively.

Emosyn includes the Theseus Platinum product family and other flash memory based microprocessor chips. We acquired a majority ownership of Emosyn on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn for $3.1 million in cash. Emosyn revenues were $7.9 million for the first quarter of 2005, as compared to $13.5 million for the fourth quarter of 2004. The decrease in revenue from the fourth quarter was a result of a 41.7% decrease in unit shipments and a 3.9% decrease in average selling prices due to lower market demand. Gross margin increased from 15.1% in the fourth quarter of 2004 to 26.9% in the first quarter of 2005 mainly due to favorable manufacturing costs achieved through leveraging our existing processes.

SCC includes RF transceiver, synthesizer, power amplifier and switch products. We formed SST Communications Corporation and acquired substantially all of the assets of G-Plus, Inc. on November 5, 2004. SCC's revenues were $683 thousand for the first quarter of 2005, as compared to $593 thousand for the fourth quarter of 2004. Gross margin increased from negative 35.8% in the fourth quarter of 2004 to negative 26.2% in the first quarter of 2005.

Revenue and gross profit related to technology licensing was $7.0 million in the first quarter of 2005, as compared to $7.5 million in the fourth quarter of 2004 and $13.1 million in the first quarter of 2004. Revenues from license fees and royalties are recognized upon the licensees' acceptance of the delivery of our engineering milestones. The decease in revenue in the first quarter of 2005 to the first quarter of 2004 is due to higher license fees from new licensees in the first quarter of 2004. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the quarters ended March 31, 2004 and 2005, and our related party accounts receivable and accounts payable and accruals as of December 31, 2004 and March 31, 2005 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004.

                                                 Three Months Ended            Three Months Ended
                                                    March 31, 2004                March 31, 2005
                                              -------------------------     -------------------------
                                               Revenues      Purchases       Revenues      Purchases
                                              -----------  ------------ -----------  ------------
Silicon Technology Co., Ltd................. $     1,596  $         --     $       699  $         --
Apacer Technology, Inc. & related entities..         595           707             324            --
Silicon Professional Technology Ltd.........      56,368            --          40,626            --
Grace Semiconductor Manufacturing Corp......          --         6,949             102        23,341
King Yuan Electronics Company, Limited......          --         8,185              --         9,168
Powertech Technology, Incorporated..........          --         3,196              --         3,702
                                              -----------  ------------     -----------  ------------
                                             $    58,559  $     19,037     $    41,751  $     36,211
                                              ===========  ============     ===========  ============

                                                   December 31, 2004             March 31, 2005
                                              -------------------------     -------------------------
                                                              Trade                         Trade
                                                 Trade       Accounts          Trade       Accounts
                                               Accounts    Payable and       Accounts    Payable and
                                              Receivable     Accruals       Receivable     Accruals
                                              -----------  ------------     -----------  ------------
Silicon Technology Co., Ltd................. $       322  $         --     $       314  $         --
Apacer Technology, Inc. & related entities..         458           320             239            --
Professional Computer Technology Limited....          --            72              --            33
Silicon Professional Technology Ltd.........      32,037           694          21,785           591
Grace Semiconductor Manufacturing Corp......         156        17,227             258        21,738
King Yuan Electronics Company, Limited......          --        13,702              --        14,510
Powertech Technology, Incorporated..........          --         3,867              --         3,133
                                              -----------  ------------     -----------  ------------
                                             $    32,973  $     35,882     $    22,596  $     40,005
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

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $30.1 million for the three months ended March 31, 2005 as compared to $3.6 million for the three months ended March 31, 2004. While we reported a net loss of $13.9 in the first quarter of 2005, this loss included non-cash charges of $10.8 million for provision against inventory, $2.0 million of depreciation and amortization and $895 thousand for provision of sales returns. Our primary usage of operating cash flow in the first quarter of 2005 was the increase in inventory of $37.6 million. The increase in inventory was concentrated in the early part of the first quarter for production that was started in the fourth quarter of 2004. Also contributing to the increase in inventory was the lower shipment volumes of our high density and smart card IC products. We reduced wafer starts during the first quarter of 2005 and we expect our inventory levels will decrease in the second quarter of 2005. Cash used in operating activities was also impacted by a $5.8 million decrease in trade accounts payable and other accruals and liabilities. Cash used for inventory purchases and the payment of payables and other liabilities was offset by an $11.6 million reduction in related and unrelated parties accounts receivables and a decrease of $1.7 million in other assets. Accounts receivables decreased due to a combination of cash collection and lower product revenue in the first quarter. We measure the effectiveness of our collection efforts by an analysis of average days sales outstanding. Days sales outstanding was 48 days in the first quarter of 2005 as compared to 59 days in the first quarter of 2004. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

Investing activities. Our investing activities provided cash of $22.4 million for the first quarter of 2005 as compared to a cash usage of $27.7 million for the first quarter of 2004. Cash provided by investing activities in the first quarter of 2005 was primarily attributable to $23.6 million of cash from the net sales and maturities of available-for-sale investments, offset by $818 thousand in capital expenditures. In the first quarter of 2004, cash used in investing activity related to our additional investments in Grace Semiconductor Manufacturing Corporation of $33.2 million and capital expenditures of $1.8 million, offset by net sales of available-for-sale investments of $7.4 million.

Financing activities. Our financing activities provided cash of $2.5 million and $2.0 million during the first quarter of 2005 and 2004, respectively. Cash generated from financing activities in the first quarter of 2005 primarily related to the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $1.6 million and the borrowing against the line of credit of $1.0 million. In the first quarter of 2004, cash generated from financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $2.1 million.

Principal sources of liquidity at March 31, 2005 consisted of $75.2 million of cash, cash equivalents, and short-term available-for-sale investments.

As of March 31, 2005, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2004.

Purchase Commitments. As of March 31, 2005, we had outstanding purchase commitments with our foundry vendors of $65.0 million for delivery in 2005. We have recorded a liability of $1.1 million for adverse purchase commitments. In comparison, as of December 31, 2004, we had outstanding purchase commitments with our foundry vendors of $100.7 million for delivery in 2005, with a recorded liability of $8.3 million for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. In 2001 and the second quarter of 2004, we recorded charges to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for unoccupied buildings. These charges represent the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to these buildings. At December 31, 2004 and March 31, 2005, payments made have reduced the recorded liability to $976 thousand and $636 thousand, respectively.

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

On May 7, 2002, a judgment was entered against us regarding the infringement of two U.S. patents in the amount of $36.5 million. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing and in December 2003 we paid Atmel $37.8 million to satisfy the judgment including statutory interest accrued during the appeals for the patent '811 and 829'. The other patent remaining in the case, the '903 patent, is scheduled for trial on August 1, 2005. In the event of unfavorable outcome of the trial, we may have to make an additional payment. For more information, please also see "Business Risks - If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages."

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain directors and officers. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see "Business Risks - If we become engaged in securities class action suits and derivative suits, we may become subject to consuming and costly litigation and divert management resources and could impact our stock price."

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the Atmel complaint, the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. In April 2005, the U. S. Securities and Exchange Commission adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is for the first interim period of 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

In March 2005, the FASB issued FSP No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities", or FSP46R-5, which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP46R-5 is effective the first period beginning after March 3, 2005 and, accordingly, is being adopted by us as of April 1, 2005. We are currently evaluating the effect that the adoption of FSP46R-5 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the first three quarters of 2004, we incurred net losses for 2001, 2002, 2003 the fourth quarter of 2004 and the first quarter of 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. For example, the terrorist attacks of September 11, 2001 have resulted in a substantial increase to our business insurance costs. In addition, under a recently approved standard, we will be required to record compensation expense on stock option grants, which may substantially increase our operating costs and impact our earnings (loss) per share.

We incurred significant inventory valuation adjustments in 2003, 2004 and the first quarter of 2005, and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2005, we had $176.2 million of inventory on hand, an increase of $19.6 million, or 12.5%, from December 31, 2004. Total valuation adjustments to inventory and adverse purchase commitments were $6.7 million in 2003, $35.9 million in 2004 and $10.8 million in the first quarter of 2005. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of March 31, 2005, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first quarter of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, during the second half of 2004 and the first quarter of 2005, we experienced a demand slow-down for our products. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2003, 2004 and the three months ended March 31, 2005, our export product and licensing revenues accounted for 92.9%, 92.7% and 93.4% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 90.0%, 86.0% and 82.7% of our net product revenues from Asia during 2003, 2004 and the three months ended March 31, 2005, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Since 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2003, 2004 and the three months ended March 31, 2005, SPT serviced end customer shipments accounted for 64.2%, 52.9% and 51.3% of our net product revenues recognized, respectively. As of December 31, 2004 and March 31, 2005, the accounts receivable from SPT accounted for 55.1% and 47.6%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. Substantially all of our products are manufactured by six foundries, TSMC in Taiwan, Sanyo, Seiko-Epson and Yasu in Japan, Grace in China and Samsung in Korea. We have invested $83.2 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC and Vanguard in Taiwan will manufacture substantially all of our products in 2005. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our low density memory products, which presently account for substantially all of our revenues, compete against products offered by Spansion (AMD/Fujitsu), Atmel, Intel, Macronix, STMicroelectronics, PMC and Winbond. Our medium-density memory products compete with products offered by Spansion, Intel, STMicroelectronics, Mitsubishi, Samsung, Sharp Electronics and Toshiba. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion (AMD/Fujitsu), Hynix, Intel, Renesas, Samsung, SanDisk, STMicroelectronics and Toshiba, as well as any new entrants to the market.

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

We are highly dependent on Bing Yeh, our President, Chief Executive Officer and Chairman of our Board of Directors, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

Our ability to compete successfully depends, in part, on our ability to protect our intellectual property rights.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 128 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. On April 8, 2002, a jury found that we willfully infringed Atmel's '811 and '829 patents, and awarded Atmel $20.0 million in actual damages. On May 7, 2002, the court entered judgment in the total amount of $36.5 million, which includes the original $20.0 million. The '811 and '829 patents expired in February 2002. Therefore, we are not precluded from selling any of our products. On December 12, 2003, we paid Atmel $37.8 million to satisfy the judgement plus statutory interest accrued during the appeal. The '903 patent case still remains open. The court found that we infringed the '903 patent but the jury was unable to unanimously decide whether the '903 is valid and a mistrial was declared. A settlement conference was originally scheduled for April 14, 2004 was rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. A new trial date on the invalidity of the '903 patent has been scheduled for August 1, 2005. If we are not successful in reaching a settlement, litigation may continue to consume substantial amounts of our financial and managerial resources. We have incurred certain costs associated with defending this matter, and at any time Atmel may file additional claims against us, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1 - Legal Proceedings."

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

For example, changes requiring that we record compensation expense in the statement of operations for stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. The FASB has issued changes to generally accepted accounting principles in the United States that, when implemented in the first quarter of 2006, will require us to record charges to earnings for the stock options we grant.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty

Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may result in a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

We, and our independent registered public accounting firm, have determined that we have a material weakness in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2004 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management's assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

As of December 31, 2004, we did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Specifically, we lacked sufficient controls over the write down of inventory to the lower of cost or market, accounting for complex licensing contracts with multiple elements, and processes and procedures related to the determination and review of the quarterly and annual tax provisions in accordance with generally accepted accounting principles in the United States. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements related to the write-down of inventory to the lower of cost or market. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to our internal control over financial reporting and their report is included in our Annual Report on Form 10-K for the year ended December 31, 2004. We have taken measures designed to address this material weakness as further discussed in "Part I - Item 4. Controls and Procedures."

Should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In September 2004 we acquired majority ownership in Emosyn, in November 2004 we acquired substantially all of the assets of G-Plus and in April 2005, we entered into a Share Purchase Agreement to acquire all of the outstanding capital stock of Actrans. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 2001, 2002, 2003, in late 2004 and early 2005, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions began to improve during the third quarter of 2003, deteriorating market conditions at the end of 2000 through the first part 2003 and again in the fourth quarter of 2004 and the first quarter of 2005 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. At March 31, 2005, the recorded value of our KYE investment was $2.5 million based on the quoted market price. In 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of March 31, 2005, the recorded value of our Apacer investment was $4.4 million. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at March 31, 2005 of $86.8 million, $0.9 million, $16.6 million and $0.9 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of March 31, 2005 would have an immaterial effect on our financial position, results of operations, and cash flows. Currently, we do not hedge these interest rate exposures. As of March 31, 2005, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of March 31, 2005 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------

  Cash and cash equivalents - variable rate................................ $  30,186      0.3%
  Short-term available-for-sale investments - fixed rate...................    45,030      2.7%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....        --       --
                                                                             ---------
                                                                            $  75,216      1.8%
                                                                             =========

Item 4. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, our assessment of the effectiveness of our internal control over financial reporting identified a material weakness in our internal control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Specifically, we lacked sufficient controls over the write down of inventory to its lower of cost or market, accounting for complex licensing contracts with multiple elements, and processes and procedures related to the determination and review of the quarterly and annual tax provisions in accordance with generally accepted accounting principles in the United States. This material weakness is discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Due to the material weakness discussed above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005.

Changes in internal control over financial reporting

During the first quarter of 2005, we implemented or began the implementation of the following remediation steps to address the weakness discussed above:

  We have hired new senior accounting personnel and are in the process of hiring additional accounting and finance staff.
  We have added a financial expert to the Audit Committee of our Board of Directors
  We have commenced an enhanced training program for our accounting and finance personnel.
  We have supplemented our internal accounting and finance personnel with third party experts regarding selected accounting and tax matters.

We expect to complete the implementation of these remedial measures during 2005 and believe that, once fully implemented, these remedial measures will correct the material weakness discussed above.

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 1996, Atmel Corporation filed suit against the SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million based on a jury's fining that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

The third patent remaining in the case, the '903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. A trial to determine whether the '903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. At Atmel's request, the Court directed the parties to conduct a settlement conference before a Magistrate Judge. That settlement conference was scheduled for April 14, 2004 and was subsequently rescheduled for September 7, 2004. No conclusion was reached during the settlement conference on September 7, 2004. A new trial on the invalidity of the '903 patent has been scheduled for August 1, 2005. The impact related to the outcome of the remaining patent is undeterminable at this time.

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. The complaints are captioned: Hunt v. Silicon Storage Technology, Inc., et al., Case No. C 05 00408 WHA (N.D. Cal.); Baker v. Silicon Storage Technology, Inc., et al., Case No. C 05 00295 PJH (N.D. Cal.); Grobler v. Silicon Storage Technology, Inc., et al., Case No. C 05 00376 MHP (N.D. Cal.); Talmo v. Silicon Storage Technology, Inc., et al., Case No. C 05 00390 MMC (N.D. Cal.); and DiCintio v. Silicon Storage Technology, Inc., et al., Case No. C 05 0708 MMC (N.D. Cal.). The complaints seek unspecified damages on alleged violations of federal securities laws during the period from March 22, 2004 to December 20, 2004. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

Item 6. Exhibits.

(a) Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2004.
31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 10th day of May, 2005.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JACK K. LAI
Jack K. Lai
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)