Form 10-Q
period 2005-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2005-08-09
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, July 31, 2005: 102,659,725.

SILICON STORAGE TECHNOLOGY, INC.
FORM 10-Q: QUARTER ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                                  Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                              ------------------------  ------------------------
                                                                 2004         2005        2004         2005
                                                              -----------  -----------  -----------  -----------

Net revenues:
     Product revenues - unrelated parties................... $    46,524  $    36,872  $    79,335  $    74,493
     Product revenues - related parties.....................      69,047       48,010      127,606       89,659
     Technology licensing - unrelated parties...............      12,958        8,388       26,021       15,331
     Technology licensing - related parties.................          --           29           --          131
                                                              -----------  -----------  -----------  -----------
          Total net revenues................................     128,529       93,299      232,962      179,614
Cost of revenues:
     Cost of revenues - unrelated parties...................      29,107       33,268       51,374       65,709
     Cost of revenues - related parties.....................      50,655       48,769       94,670       90,050
                                                              -----------  -----------  -----------  -----------
          Total cost of revenues............................      79,762       82,037      146,044      155,759
                                                              -----------  -----------  -----------  -----------
Gross profit................................................      48,767       11,262       86,918       23,855
                                                              -----------  -----------  -----------  -----------
Operating expenses:
     Research and development...............................      12,042       13,086       23,845       25,051
     Sales and marketing....................................       7,271        7,006       14,199       14,346
     General and administrative.............................       4,579        7,123        8,578       13,825
     Other operating expenses...............................       1,479        2,911        1,479        2,911
                                                              -----------  -----------  -----------  -----------
          Total operating expenses..........................      25,371       30,126       48,101       56,133
                                                              -----------  -----------  -----------  -----------
Income (loss) from operations...............................      23,396      (18,864)      38,817      (32,278)
Other income (expense)......................................         228        1,014          612        1,215
Interest expense............................................         (23)         (37)         (67)         (58)
                                                              -----------  -----------  -----------  -----------
Income (loss) before provision for income
     taxes and minority interest............................      23,601      (17,887)      39,362      (31,121)
Provision for income taxes..................................       1,502        1,693        3,030        2,440
Minority interest...........................................          --            7           --          (77)
                                                              -----------  -----------  -----------  -----------
Net income (loss)........................................... $    22,099  $   (19,587) $    36,332  $   (33,484)
                                                              ===========  ===========  ===========  ===========

Net income (loss) per share - basic......................... $      0.23  $     (0.19) $      0.38  $     (0.33)
                                                              ===========  ===========  ===========  ===========

Shares used in per share calculation - basic................      96,084      102,201       95,953      100,010
                                                              ===========  ===========  ===========  ===========

Net income (loss) per share - diluted....................... $      0.22  $     (0.19) $      0.36  $     (0.33)
                                                              ===========  ===========  ===========  ===========

Shares used in per share calculation - diluted..............     100,538      102,201      100,398      100,010
                                                              ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

                                                                     December 31,    June 30,
                                                                         2004          2005
                                                                     ------------  ------------
                              ASSETS

Current assets:
    Cash and cash equivalents...................................... $     35,365  $     46,879
    Short-term available-for-sale investments......................       68,628         3,309
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,189 at December 31, 2004 and
      $1,246 at June 30, 2005......................................       25,206        19,032
    Trade accounts receivable-related parties......................       32,973        28,766
    Inventories....................................................      156,618       159,605
    Other current assets...........................................       16,049        13,753
                                                                     ------------  ------------
         Total current assets......................................      334,839       271,344
Property and equipment, net........................................       16,620        17,025
Long-term available-for-sale investments...........................       23,094        33,401
Equity investments, GSMC...........................................       83,150        83,150
Equity investments, others.........................................       15,413        14,906
Goodwill...........................................................       15,600        29,916
Intangible assets, net.............................................        9,767        13,775
Other assets.......................................................        3,848         4,842
                                                                     ------------  ------------
         Total assets.............................................. $    502,331  $    468,359
                                                                     ============  ============

                            LIABILITIES

Current liabilities:
    Notes payable.................................................. $        705  $        264
    Trade accounts payable-unrelated parties.......................       53,273        37,944
    Trade accounts payable-related parties.........................       35,882        31,865
    Accrued expenses and other liabilities.........................       30,593        24,811
    Deferred revenue...............................................        2,388         2,960
                                                                     ------------  ------------
         Total current liabilities.................................      122,841        97,844
Other liabilities..................................................        1,307         1,871
Minority interest..................................................        2,199            --
                                                                     ------------  ------------
         Total liabilities.........................................      126,347        99,715
                                                                     ------------  ------------
Commitments (Note 5) and Contingencies (Note 6)

                       SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 97,358 shares at December 31, 2004
    and 102,251 shares at June 30, 2005............................      358,578       374,968
Accumulated other comprehensive income.............................       16,542        26,296
Retained earnings (accumulated deficit)............................          864       (32,620)
                                                                     ------------  ------------
         Total shareholders' equity................................      375,984       368,644
                                                                     ------------  ------------
         Total liabilities and shareholders' equity................ $    502,331  $    468,359
                                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2004        2005
                                                                        ----------  ----------
Cash flows from operating activities:
    Net income (loss)................................................. $   36,332  $  (33,484)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization..................................      3,149       4,671
       Purchased in process research and development..................         --       1,661
       Provision (credits) for doubtful accounts receivable...........        190          57
       Provision for sales returns....................................         95       1,689
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................      3,576      23,678
       Loss in equity interest........................................         71         260
       (Gain)/loss on disposal of equipment...........................        (25)         30
       Minority interest..............................................         --         (77)
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................    (10,477)      4,802
       Trade accounts receivable-related parties......................    (20,695)      4,138
       Inventories....................................................    (48,717)    (33,245)
       Other current and non-current assets...........................        (11)      3,196
       Trade accounts payable-unrelated parties.......................      6,857     (17,445)
       Trade accounts payable-related parties.........................     12,958      (4,017)
       Accrued expenses and other liabilities.........................      8,883      (4,040)
       Deferred revenue...............................................        103         572
                                                                        ----------  ----------
           Net cash used in operating activities......................     (7,711)    (47,554)
                                                                        ----------  ----------
Cash flows from investing activities:
    Acquisitions, net of cash.........................................    (37,628)     (7,818)
    Purchase of property and equipment................................     (2,239)         --
    Investments in equity securities..................................         --        (333)
    Proceeds from sale of equipment...................................         25      (2,617)
    Purchases of available-for-sale investments.......................    (17,138)    (20,305)
    Sales and maturities of available-for-sale and equity investments.     24,811      85,687
                                                                        ----------  ----------
           Net cash provided by (used in) investing activities........    (32,169)     54,614
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................       (188)       (214)
    Borrowing against line of credit..................................         --       3,000
    Issuance of shares of common stock................................      3,521       1,668
                                                                        ----------  ----------
           Net cash provided by financing activities..................      3,333       4,454
                                                                        ----------  ----------
Net decrease in cash and cash equivalents.............................    (36,547)     11,514
Cash and cash equivalents at beginning of period......................     84,250      35,365
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $   47,703  $   46,879
                                                                        ==========  ==========

During the six months ended June 30, 2005, we issued approximately 4.4 million shares of common stock in connection with the acquisition of Actrans, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 2005 (UNAUDITED):

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

Reclassifications:

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations or shareholders' equity. Specifically, we reclassified certain auction rate securities from cash equivalents to short-term investments where interest rates reset in less than 90 days but have a maturity date longer than 90 days. This resulted in a reclassification from cash and cash equivalents to short-term investments of $40.4 million at December 31, 2003 and $33.3 million at June 30, 2004. The reclassification in both periods had the effect of decreasing net cash used in investing activities by $7.1 million for the six months ended June 30, 2004.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. The Company will apply the principles of SAB 107 in conjunction with the adoption of FAS 123R.

In May 2005, the FASB issues SFAS No. 154, "Accounting Changes and Error Corrections", or SFAS 154. SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

                                                                  Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                              ------------------------  ------------------------
                                                                   2004         2005        2004         2005
                                                              -----------  -----------  -----------  -----------
Numerator - basic
  Net income (loss)......................................... $    22,099  $   (19,587) $    36,332  $   (33,484)
                                                              ===========  ===========  ===========  ===========
Denominator - basic
  Weighted average common stock outstanding.................      96,084      102,201       95,953      100,010
                                                              ===========  ===========  ===========  ===========

Basic net income (loss) per share........................... $      0.23  $     (0.19) $      0.38  $     (0.33)
                                                              ===========  ===========  ===========  ===========

Numerator - diluted
  Net income (loss)......................................... $    22,099  $   (19,587) $    36,332  $   (33,484)
                                                              ===========  ===========  ===========  ===========
Denominator - diluted

  Weighted average common stock outstanding.................      96,084      102,201       95,953      100,010
  Dilutive potential of common stock equivalents:
      Options...............................................       4,454           --        4,445           --
                                                              -----------  -----------  -----------  -----------
                                                                 100,538      102,201      100,398      100,010
                                                              ===========  ===========  ===========  ===========

Diluted net income (loss) per share......................... $      0.22  $     (0.19) $      0.36  $     (0.33)
                                                              ===========  ===========  ===========  ===========

Anti-dilutive stock options to purchase 1,749,000 and 1,732,000 shares with a weighted average exercise price of $20.25 and $20.28 were excluded from the computation of diluted net loss per share for the three and six month periods ended June 30, 2004, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three and six months ended June 30, 2004. Stock options to purchase 11,137,000 and 11,138,000 shares of common stock were outstanding for the three and six months ended June 30, 2005, with a weighted average exercise price of $7.71 for both periods. These stock options were not included in the computation of diluted net loss per share for the three and six months ended June 31, 2005 because we had a net loss for this period.

Stock Compensation:

We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date of the awards, our net income (loss) and net income (loss) per share would have been as follows:

                                                          Three Months Ended    Six Months Ended
                                                               June 30,              June 30,
                                                         --------------------  --------------------
                                                           2004       2005       2004       2005
                                                         ---------  ---------  ---------  ---------
Net income (loss), as reported......................... $  22,099  $ (19,587) $  36,332  $ (33,484)
Deduct: total stock-based employee compensation
   expense determined under fair value based method,
   net of tax..........................................    (2,341)    (2,039)    (4,293)    (4,473)
                                                         ---------  ---------  ---------  ---------
Pro forma net income (loss)............................ $  19,758  $ (21,626) $  32,039  $ (37,957)
                                                         =========  =========  =========  =========
Pro forma net income (loss) per share - basic.......... $    0.21  $   (0.21) $    0.33  $   (0.38)
                                                         =========  =========  =========  =========
Pro forma net income (loss) per share - diluted........ $    0.20  $   (0.21) $    0.32  $   (0.38)
                                                         =========  =========  =========  =========

The fair value of each option grant for both our 1995 Equity Incentive Plan and our 1995 Non-Employee Directors' Stock Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions:

                                                          Three Months Ended    Six Months Ended
                                                               June 30,              June 30,
                                                         --------------------  --------------------
                                                           2004       2005       2004       2005
                                                         ---------  ---------  ---------  ---------
Risk-free interest rate................................       2.7%       4.2%   2.7-3.2%   3.7-4.2%
Expected term of option................................  6.1 years  4.7 years  5.9 years  4.7 years
Expected volatility....................................        97%        85%        98%        86%
Expected dividend yield................................         0%         0%         0%         0%

The weighted average fair value of options granted under both stock option plans during the six months ended June 30, 2004 and 2005, was $13.07 and $3.23, respectively.

The fair value of each stock purchase right under our 1995 Employee Stock Purchase Plan, or the Purchase Plan, is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for the three and six month periods ended June 30, 2004 and 2005, respectively:

                                                          Three Months Ended    Six Months Ended
                                                               June 30,              June 30,
                                                         --------------------  --------------------
                                                           2004       2005       2004       2005
                                                         ---------  ---------  ---------  ---------
Risk-free interest rate................................       1.0%       2.7%       1.0%       2.7%
Expected term of option................................  0.5 years  0.5 years  0.5 years  0.5 years
Expected volatility....................................        70%        54%        70%        54%
Expected dividend yield................................         0%         0%         0%         0%

The weighted average valuation of right grants under the Purchase Plan during the six months ended June 30, 2004 and 2005, was $5.20 and $3.90, respectively.

3.   Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and marketable equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three and six months ended June 30, 2005 were not material.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in "Long-term available-for-sale investments." The investment not available for resale due to local securities regulations within one year at the balance sheet date is recorded at the investment cost. The investment available for resale within one year at the balance sheet date is recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. If a decline in value is judged to be other than temporary, it is reported as an "Impairment of equity investments." Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair values of available-for-sale investments as of June 30, 2005 were as follows (in thousands):

                                               Amortized    Unrealized       Unrealized         Fair
                                                 Cost          Gain             Loss            Value
                                              -----------  -------------    -------------    -----------
Corporate bonds and notes................... $     1,222  $          --   $           --   $      1,222
Government bonds and notes..................       4,456             --               (6)         4,450
Foreign listed equity securities............       7,090         26,311               --         33,401
                                              -----------  -------------    -------------    -----------
Total bonds, notes and equity securities.... $    12,768  $      26,311   $           (6)        39,073
                                              ===========  =============    =============
Less amounts classified as cash equivalents.............................                         (2,363)
                                                                                             -----------
      Total short and long-term available-for-sale investments..........                   $     36,710
                                                                                             ===========

Contractual maturity dates of our available-for-sale investments for debt securities range from 2005 to 2009. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The net unrealized gains as of June 30, 2005 are recorded in accumulated other comprehensive income, net of tax.

The fair values of available-for-sale investments as of December 31, 2004 were as follows (in thousands):

                                               Amortized    Unrealized       Unrealized         Fair
                                                 Cost          Gain             Loss            Value
                                              -----------  -------------    -------------    -----------
Corporate bonds and notes................... $       106  $          --   $           --   $        106
Government bonds and notes..................      78,625             --              (69)        78,556
Foreign listed equity securities............       6,509         16,977             (393)        23,093
                                              -----------  -------------    -------------    -----------
Total bonds, notes and equity securities.... $    85,240  $      16,977   $         (462)       101,755
                                              ===========  =============    =============
Less amounts classified as cash equivalents.............................                        (10,033)
                                                                                             -----------
      Total short and long-term available-for-sale investments..........                   $     91,722
                                                                                             ===========

Contractual maturity dates of our available-for-sale investments in debt securities range from 2005 to 2039. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The net unrealized gains as of December 31, 2004 are recorded in accumulated other comprehensive income, net of tax.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting. As of June 30, 2005, the carrying value of these investments was $98.1 million which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, which represents a 10% interest. As of December 31, 2004, the carrying value of these investments was $98.6 million.

4.   Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,       June 30,
                                                               2004             2005
                                                           -------------    -------------
Raw materials............................................ $      86,355   $       94,209
Work in process..........................................         4,151            6,003
Finished goods...........................................        60,520           55,696
Finished goods inventories held at logistics center......         5,592            3,697
                                                           -------------    -------------
                                                          $     156,618   $      159,605
                                                           =============    =============

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. If we over estimate future market demand, we may end up with excess inventory levels that cannot be sold within a normal operating cycle and we may be required to record a provision for excess inventory. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and record provisions accordingly. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations.

As of June 30, 2005, our allowance for excess and obsolete inventories includes an allowance for our on-hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In addition, our allowance includes an allowance for die, work-in-process and finished goods that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory analysis, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

Accrued expenses and other liabilities comprise (in thousands):

                                                           December 31,       June 30,
                                                               2004             2005
                                                           -------------    -------------
Accrued compensation and related items................... $       6,829   $        6,544
Accrued adverse purchase commitments.....................         8,330            1,054
Accrued commission.......................................         2,198            2,689
Borrowing under line of credit...........................            --            3,000
Accrued income tax payable...............................         2,038            2,696
Accrued warranty.........................................         3,826            2,082
Other accrued liabilities................................         7,372            6,746
                                                           -------------    -------------
                                                          $      30,593   $       24,811
                                                           =============    =============

Changes in the warranty reserves during the first fiscal half of 2004 and 2005 were as follows (in thousands):

                                                            Six Months       Six Months
                                                               Ended            Ended
                                                           June 30, 2004    June 30, 2005
                                                           -------------    -------------
Beginning balance........................................ $         187   $        3,826
Provisions for warranty..................................            76            1,418
Change in estimate of prior period accual................            --             (500)
Consumption of reserves..................................          (141)          (2,662)
                                                           -------------    -------------
Ending balance........................................... $         122   $        2,082
                                                           =============    =============

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. The increase in the consumption of the reserve for the six months ended June 30, 2005 as compared to the comparable period of the prior year relates mainly to the rescreening work related to two specific customers, which was reserved for as of December 31, 2004. The total estimated reserve for this rescreening work was reevaluated based on updated information during the six months ended June 30,2005, which decreased provisions for warranty by $500 thousand for the six month period ended June 30, 2005.

5.   Commitments

During 2001 and the second quarter of 2004, we recorded a period charge to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for unoccupied buildings. These charges represent the fair value of the liability determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. The estimated liability may be adjusted subsequently depending on the actual sublease income we may receive. At December 31, 2004 and June 30, 2005, payments made have reduced the recorded liability to $976 thousand and $425 thousand, respectively.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2005 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $40.7 million. We have not recorded any liabilities as of June 30, 2005 related to these indemnities as no such claims have been made or asserted.

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

6.   Contingencies

In January 1996, Atmel Corporation filed suit against the SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million based on a jury's fining that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003 the Court of Appeals upheld the jury's verdict. On November 18, 2003, the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

The third patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. A trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. A new trial on the invalidity of the `903 patent was scheduled for August 1, 2005, but on June 30, 2005 we signed an agreement with Atmel to settle the litigation. Under the terms of that agreement, Atmel released us and our customers from any liability under the `903 patent and agreed to dismiss the suit with prejudice in return for a settlement payment. On July 27, 2005, the Court entered an Order dismissing the case.

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. Responses to the Consolidated Amended Class Action Complaint are presently scheduled to be due on September 16, 2005. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2005.

7.   Line of Credit

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of June 30, 2005, we have borrowed $3.0 million under our line of credit which is included in other liabilities. As of December 31, 2004, there were no borrowings under our line of credit.

8.   Acquisitions

Actrans Systems Inc. On April 11, 2005, we acquired substantially all of the outstanding capital stock of Actrans Systems Inc., or Actrans, a privately held fabless semiconductor company incorporated and existing under the laws of the Republic of China that designs flash memory and EEPROM. On May 31, 2005, we acquired the remaining shares. The transaction was accounted for under the purchase method of accounting and the net assets and results of operations of Actrans were included in the consolidated financial statements from the date of the acquisition. We plan to incorporate Actrans' split-gate NAND flash technology into our portfolio of licensable intellectual property. Actrans engineers will be merged into our Standard Memory Product Group both in Taiwan and the United States.

The aggregate purchase price was $19.9 million, including $4.9 million of cash, common stock valued at $14.7 million and costs related to the acquisition of $218 thousand. The fair value of the 4,358,255 shares of our common stock issued to Actrans was determined based on the average closing price of our common stock over a trading period from two days before to two days after the close. The purchase price is not final and may be adjusted for a period of one year from the transaction close date based on higher than expected acquisition costs or unforeseen liabilities. Below is a summary of the total purchase price (in thousands):

Cash........................................................... $ 4,917
Common stock...................................................  14,722
Direct acquisition costs.......................................     218
                                                                 -------
  Total purchase price......................................... $19,857
                                                                 =======

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired..................... $ 3,730
Existing technology............................................   4,440
In-process research and development............................   1,470
Non-compete agreements.........................................     670
Goodwill.......................................................  14,316
Trade accounts payable, accrued expenses and other liabilities.  (4,769)
                                                                 -------
  Total purchase price......................................... $19,857
                                                                 =======

We value the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible assets. We utilized a discount rate of 16% for existing technology, 35% for in-process research and development and 17% for the non-compete agreements. The existing technology is amortized to cost of revenues over its estimated lives of 4-6 years. The non-compete agreements are amortized to operating expenses over their contract periods of 2-4 years.

In-process research and development acquired of $1.5 million was expensed and included in other operating expenses as of the date of the acquisition in 2005. At the time of the Actrans acquisition, we estimated that the acquired IP R&D was nearly complete and would be completed during 2005 at an estimated cost of $95 thousand.

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
                                                                      =========

We valued the existing technology and IP R&D utilizing a discounted cash flow model that uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 30% for existing technology, trade name and customer relationships, 50% for in-process research and development, and 18% for backlog, respectively. The existing technology is amortized to cost of revenues over their estimated lives of five years. The trade name, customer relationships and backlog are amortized to operating expense over their estimated lives of one to five years. As of June 30, 2005, existing technology, trade name, customer relationships and backlog are all included in intangible assets.

In-process research and development acquired of $2.0 million was expensed and included in other operating expenses as of the date of the acquisition.

On April 15, 2005, we acquired the remaining 16.4% outstanding minority interest held in Emosyn for cash of $3.1 million. The transaction was accounted for as a purchase in the second quarter of 2005. The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Reversal of existing minority interest liability............... $ 2,122
Existing technology............................................     578
In-process research and development............................     190
Trade name.....................................................     105
Customer relationships.........................................      53
Backlog........................................................      68
                                                                 -------
  Total purchase price......................................... $ 3,116
                                                                 =======

In-process research and development acquired of $190 thousand was expensed and included in other operating expenses as of the date of the acquisition of the minority interest in 2005.

G-Plus, Inc. On November 5, 2004, we purchased substantially all the assets of G-Plus, Inc., or G-Plus, a privately held company located in Santa Monica, California. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of G-Plus' operations have been included in the consolidated financial statements since that date. G-Plus is a fabless semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs for a wide range of wireless and multimedia applications. The acquisition provides us the opportunity to make SuperFlash the embedded memory of choice for wireless applications. We also believe that the acquisition will help G-Plus leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for G-Plus wireless products.

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
                                                                      =========

We valued the existing technology and IP R&D utilizing a discounted cash flow model that uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 28% for existing technology and customer relationships, 30-35% for in-process research and development projects, and 26% for backlog, respectively. The existing technology is amortized to cost of revenues over its estimated life of four years. The customer relationships and backlog are amortized to operating expense over their estimated lives of one to three years. As of June 30, 2005, existing technology, customer relationships and backlog are all included in intangible assets.

In-process research and development acquired of $3.9 million was expensed and included in other operating expenses as of the date of the acquisition.

The following unaudited pro forma financial information presents the combined results of operations of Emosyn, G-Plus and Actrans as if the acquisitions had occurred as of the beginning of 2004. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results that may be obtained in the future.

(in thousands, except per share data)     Three Months Ended      Six Months Ended
                                               June 30,                June 30,
                                       ----------------------  ----------------------
                                          2004        2005        2004        2005
                                       ----------  ----------  ----------  ----------
Revenue.............................. $  136,999  $   93,299  $  247,900  $  180,213
Net income (loss).................... $   19,229  $  (19,587) $   30,647  $  (34,369)
Net income (loss) per share - basic.. $     0.20  $    (0.19) $     0.32  $    (0.34)
Net income (loss) per share - diluted $     0.19  $    (0.19) $     0.31  $    (0.34)

9.   Goodwill and Intangible Assets:

As discussed in note 8, our acquisitions of Emosyn, G-Plus and Actrans included the acquisition of $16.5 million of finite-lived intangible assets. The acquisition of G-Plus and Actrans also included the acquisition of $29.9 million of goodwill. The goodwill is not being amortized, but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

As of June 30, 2005, our intangible assets consisted of the following (in thousands):

                                                   Accumulated
                                          Cost     Amortization   Net
                                       ----------  ----------  ----------
Existing technology.................. $   12,861  $    1,590  $   11,271
Trade name...........................      1,198         193       1,005
Customer relationships...............        957         239         718
Backlog..............................        791         636         155
Non-Compete Agreements...............        670          44         626
                                       ----------  ----------  ----------
Balance at June 30, 2005............. $   16,477  $    2,702  $   13,775
                                       ==========  ==========  ==========

As of December 31, 2004, our intangible assets consisted of the following (in thousands):

                                                   Accumulated
                                          Cost     Amortization   Net
                                       ----------  ----------  ----------
Existing technology.................. $    7,843  $      437  $    7,406
Trade name...........................      1,093          67       1,026
Customer relationships...............        904          73         831
Backlog..............................        723         219         504
                                       ----------  ----------  ----------
Balance at December 31, 2004......... $   10,563  $      796  $    9,767
                                       ==========  ==========  ==========

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful lives of between four and six years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Trade names, customer relationships and backlogs have been assigned useful lives of five years, three years and one year, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2005 was $1.2 million and $1.9 million, respectively. There was no amortization expense for the three or six month period ended June 30, 2004.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

                                     Amortization of
                                    Intangible Assets
Fiscal Year                            ----------
2005 (Remaining 6 months)             $    1,946
2006                                       3,580
2007                                       3,450
2008                                       3,122
2009 and thereafter                        1,677
                                       ----------
                                      $   13,775
                                       ==========

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in thousands):

Balance as of December 31, 2004................................ $15,600
Acquisitions...................................................  14,316
                                                                 -------
Balance as of June 30, 2005 ................................... $29,916
                                                                 =======

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

We manage our business in five reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, the SST Communications Corporation Products, or SCC, and Technology Licensing. We do not allocate amortization expense, operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit's performance.

SMPG includes our standard flash memory product families: the Multi-Purpose Flash, or MPF, family and the Multi-Purpose Flash Plus, or MPF+, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications. We acquired a majority ownership of Emosyn LLC on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn. As a result of the acquisition of the remaining minority interest, the management of Emosyn's products was integrated into ASPG. Effective for the second quarter of 2005, Emosyn is no longer considered as it's own reportable segment by our key decision makers and Emosyn's flash memory based smart-card IC's are now included in ASPG. These products are used primarily in cell phone applications, and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. Our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of September 10, 2004.

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

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                                 Three Months Ended         Three Months Ended
                                                    June 30, 2004              June 30, 2005
                                              -------------------------  -------------------------
                                                              Gross                      Gross
                                               Revenues       Profit      Revenues    Profit (Loss)
                                              -----------  ------------  -----------  ------------
SMPG........................................ $    87,585  $     27,482  $    46,109  $        715
ASPG........................................      15,707         5,095       30,540         1,953
SPG.........................................      12,279         3,232        7,485           679
SCC.........................................          --            --          748           (58)
Technology Licensing........................      12,958        12,958        8,417         8,417
                                              -----------  ------------  -----------  ------------
                                             $   128,529  $     48,767  $    93,299  $     11,706
                                              ===========  ============  ===========  ============

                                                  Six Months Ended           Six Months Ended
                                                    June 30, 2004              June 30, 2005
                                              -------------------------  -------------------------
                                                              Gross                      Gross
                                               Revenues       Profit      Revenues    Profit (Loss)
                                              -----------  ------------  -----------  ------------
SMPG........................................ $   151,918  $     44,209  $    90,253  $     (2,358)
ASPG........................................      33,782        10,501       58,268        10,922
SPG.........................................      21,241         6,187       14,200         1,090
SCC.........................................          --            --        1,431           (91)
Technology Licensing........................      26,021        26,021       15,462        15,462
                                              -----------  ------------  -----------  ------------
                                             $   232,962  $     86,918  $   179,614  $     25,025
                                              ===========  ============  ===========  ============

A reconciliation of the total reporting gross profit for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                              -------------------------  -------------------------
                                                 2004          2005         2004          2005
                                              -------------------------  -------------------------
Gross profit from operating segments........ $    48,767        11,706  $    86,918        25,025
Amortization of intangibles.................          --           444           --         1,170
                                              -----------  ------------  -----------  ------------
Total gross profit.......................... $    48,767  $     11,262  $    86,918  $     23,855
                                              ===========  ============  ===========  ============

11.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                  Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                              ------------------------  ------------------------
                                                                   2004         2005        2004         2005
                                                              -----------  -----------  -----------  -----------
Net income (loss)........................................... $    22,099  $   (19,587) $    36,332  $   (33,484)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax............................      (3,122)       5,889        1,803        9,790
   Cumulative translation adjustment........................          --         (104)          --          (35)
                                                              -----------  -----------  -----------  -----------
Total comprehensive income (loss)........................... $    18,977  $   (13,802) $    38,135  $   (23,729)
                                                              ===========  ===========  ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                       December 31,    June 30,
                                                           2004          2005
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $     16,515  $     26,305
Cumulative translation adjustment....................           27            (9)
                                                       ------------  ------------
                                                      $     16,542  $     26,296
                                                       ============  ============

12.   Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and six months ended June 30, 2004 and 2005, and our related party accounts receivable and accounts payable and accruals as of December 31, 2004 and June 30, 2005 (in thousands):

                                                  Three Months Ended         Three Months Ended
                                                    June 30, 2004              June 30, 2005
                                              -------------------------  -------------------------
                                               Revenues      Purchases    Revenues      Purchases
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $     2,742  $         --  $     1,139  $         --
Apacer Technology, Inc. & related entities..         754            --          518            --
Silicon Professional Technology Ltd.........      65,551            --       46,353            --
Grace Semiconductor Manufacturing Corp......          --        16,411           29        11,431
King Yuan Electronics Company, Limited......          --         9,416           --         7,654
Powertech Technology, Incorporated..........          --         3,881           --         3,125
                                              -----------  ------------  -----------  ------------
                                             $    69,047  $     29,708  $    48,039  $     22,210
                                              ===========  ============  ===========  ============

                                                   Six Months Ended           Six Months Ended
                                                    June 30, 2004              June 30, 2005
                                              -------------------------  -------------------------
                                               Revenues      Purchases    Revenues      Purchases
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $     4,338  $         --  $     1,838  $         --
Apacer Technology, Inc. & related entities..       1,349           707          842            --
Silicon Professional Technology Ltd.........     121,919            --       86,979            --
Grace Semiconductor Manufacturing Corp......          --        23,360          131        34,772
King Yuan Electronics Company, Limited......          --        17,601           --        16,822
Powertech Technology, Incorporated..........          --         7,077           --         6,827
                                              -----------  ------------  -----------  ------------
                                             $   127,606  $     48,745  $    89,790  $     58,421
                                              ===========  ============  ===========  ============

                                                  December 31, 2004           June 30, 2005
                                              -------------------------  -------------------------
                                                              Trade                      Trade
                                                 Trade       Accounts       Trade       Accounts
                                               Accounts    Payable and    Accounts    Payable and
                                              Receivable     Accruals    Receivable     Accruals
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $       322  $         --  $       302  $         --
Apacer Technology, Inc. & related entities..         458           320          615            --
Professional Computer Technology Limited....          --            72           --           101
Silicon Professional Technology Ltd.........      32,037           694       27,562           900
Grace Semiconductor Manufacturing Corp......         156        17,227          287        13,307
King Yuan Electronics Company, Limited......          --        13,702           --        13,064
Powertech Technology, Incorporated..........          --         3,867           --         4,493
                                              -----------  ------------  -----------  ------------
                                             $    32,973  $     35,882  $    28,766  $     31,865
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

13.   Income Taxes

We have determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a valuation allowance against our deferred tax assets at June 30, 2005. Our provision for the six months ended June 30, 2005 is related to foreign withholding and tentative minimum tax.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, lasted for more than a year. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first half of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, we experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 90.0%, 86.0% and 85.0% of our net product revenues during 2003, 2004 and the six months ended June 30, 2005, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, excluding transactions through stocking representatives and distributors, accounted for 37.7%, 29.1% and 30.5% of our net product revenues in 2003, 2004 and the six months ended June 30, 2005, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2003, 2004 or the six months ended June 30, 2005.

Since 2001, we have been out-sourcing activities for our customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2003 and 2004 and the six months ended June 30, 2005, SPT serviced end customer sales accounting for 64.2%, 52.9% and 53.0%, respectively, of our net product revenues recognized. As of December 31, 2004 and June 30, 2005, SPT represented 55.1% and 57.7% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 29.9%, 34.0% and 35.2% of our product shipments in 2003, 2004 and the six months ended June 30, 2005, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 32.8%, 25.1% and 20.7% of our shipments to end users in 2003, 2004 and the six months ended June 30, 2005, respectively.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations: Quarter and Six Months Ended June 30, 2005

Net Revenues

Net revenues were $93.3 million for the second quarter of 2005 as compared to $86.3 million in the first quarter of 2004 and $128.5 million for the second quarter of 2004. Revenues for the second quarter of 2005 increased compared to the prior quarter primarily due to increased unit shipments and revenue from technology licensing, offset by decreased average selling prices of our products. Revenues decreased compared to the second quarter of the prior year due to decreased average selling prices and lower revenue from technology licensing, offset by increased unit shipments of our products. Our quarterly results are not indicative of annual results. Average selling prices and unit shipments fluctuate due to a number of factors including the overall supply and demand for our products in the marketplace, maturing product cycles, competition and general economic conditions. Net revenues were $179.6 million for the six months ended June 30, 2005 as compared to $233.0 million for the comparable period in 2004. The decrease from year to year was due to decreased average selling prices and lower revenue from technology licensing, offset by increased unit shipments of our products.

Product Revenues. Product revenues were $84.9 million in the second quarter of 2005 as compared to $79.3 million in the first quarter of 2005 and $115.6 million for the second quarter of 2004. Product revenues increased compared to the first quarter of 2005 primarily due to an 11.3% increase in unit shipments, offset by a 4.4% decrease in average selling prices for our products. Product revenues decreased compared to the second quarter of last year due to a 33.7% decrease in average selling prices of our products, offset by an 11.7% increase in unit shipments. Product revenues were $164.1 million in the first half of 2005, a decrease from $206.9 million in the first half of 2004 due to decreased average selling prices for our products by 30.5%, offset by increased unit shipments by 13.5%.

Technology Licensing Revenues. Revenues from royalties and license fees were $8.4 million in the second quarter of 2005, as compared to $7.0 million in the first quarter of 2005 and $12.9 million in the second quarter of 2004. The increase in technology licensing revenues from the first quarter of 2005 to the second quarter of 2005 is due to royalty reported by our licensees offset by a decrease in license fees recognized from existing licensees. The decrease in technology licensing revenues from the second quarter of 2004 to the second quarter of 2005 is due to decreased royalty from existing licensees and license fees recognized. Revenues from technology licensing were $15.5 million for the six months ended June 30, 2005 as compared to $26.0 million for the comparable period in 2004. The period to period decrease in technology licensing revenues was mainly due to a decrease of $10.1 million in license fees recognized. Revenues from license fees fluctuate as a result of new license agreements and the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Gross Profit

Gross profit was $11.3 million, or 12.1% of net revenues, in the second quarter of 2005 as compared to gross profit of $12.6 million, or 14.6% of net revenues, in the first quarter of 2005 and $48.8 million, or 37.9% of net revenues, in the second quarter of 2004. The decrease in gross profit from the first quarter of 2005 to the second quarter of 2005 is due to a 4.4% decrease in the average selling prices of our products and provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments of $12.9 million, as compared to $10.8 million in the first quarter of 2005. When evaluating our inventory for lower of cost or market, we have taken into account expected price erosion. However, if the average selling price of our products declines more than anticipated, we could be required to take additional provisions against inventory in future periods. The decrease in gross profit in the second quarter of 2005 when compared to the second quarter of 2004 is due primarily to a decrease in our average selling prices of 33.7% and provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments of $12.9 million in the second quarter of 2005, as compared to a provision of inventory of $1.3 million in the comparable quarter of the prior year, as well as decreased revenues from technology licensing by $4.5 million related to license fees recognized based on milestones of new licensees. For the six months ended June 30, 2005, gross profit was $23.9 million, or 13.3% of net revenues, compared to $86.9 million, or 37.3% of net revenues, for the comparable period in 2004. The decrease in gross profit was due to a 30.5% decrease in average selling price of our product due to competition for market share, industry over-supply and product mix, an increase of $20.1 million for provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments in the first half of 2005, as compared to the first half of 2004, and lower technology license revenue.

Product gross margin was 3.4% for the second quarter of 2005, compared to 7.0% for the first quarter of 2005 and 31.0% for the second quarter of 2004. The decrease in product gross margin from the first quarter of 2005 to the second quarter of 2005 is primarily due to decreased average selling prices of our products by 4.4%. The decrease in product gross margin from the second quarter of 2004 to the second quarter of 2005 relates to a decrease of 33.7% in average selling prices of our products and an $11.6 increase in provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments in the second quarter of 2005, as compared to the second quarter of 2004. Product gross margin for the six months ended June 30, 2005 was 5.1%, compared to 29.4% for the comparable period in 2004. The period to period decrease was primarily due to decreased average selling prices by 30.5% and a $21.1 million increase in provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments in the six months ended June 30, 2005. For other factors affecting our gross profit, please also see "Business Risks - We incurred material inventory valuation adjustments in 2002, 2003, 2004 and the first half of 2005, and we may incur additional material inventory valuation adjustments in the future."

We expect that the difficult market that has negatively affected our results over the last several quarters should begin to improve in the second half. We expect that competition, particularly in the higher densities, may continue to cause price erosion for the coming quarters, but to a lesser degree. In addition, the expected shipment ramp of our serial flash products, certain non-memory products and non-commodity memory products, coupled with continued lowering of our manufacturing costs, should position us for growth in the third quarter and beyond.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and other operating charges. Operating expenses were $30.1 million, or 32.3% of net revenues, in the second quarter of 2005, compared to $26.0 million, or 30.1% of net revenues, in the first quarter of 2005, and $25.4 million, or 19.7% of net revenues, in the second quarter of 2004. The increase from the first quarter of 2005 was primarily due to other operating expense of $2.9 million related to in-process research and development in conjunction with the acquisition of Actrans Systems Inc. and the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel, an increase in amortization expense of $736 thousand, an increase in salaries and related benefits of $660 thousand and increased tax and accounting fees of $736 thousand, offset by decreased legal fees of $592 thousand and outside services of $510 thousand. The increase from the second quarter of 2004 was primarily due to other operating expense of $2.9 million related to in-process research and development in conjunction with the acquisition of Actrans Systems Inc. and the remaining minority interest in

Emosyn and the settlement of our patent litigation case with Atmel, and increases in salaries and related benefits of $3.6 million, increased tax and accounting fees of $1.4 million, amortization expense of $736 thousand, and outside services of $588 thousand, offset by decreases in profit sharing of $2.3 million, commission and logistic fees of $1.2 million, lease impairment charges of $1.5 million and decreased legal fees of $728 thousand. Operating expenses increased to $56.1 million for the six months ended June 30, 2005 from $48.1 million for the comparable period in 2004. The increase from period over period was primarily due to other operating expense of $2.9 million related to in-process research and development in conjunction with the acquisition of Actrans Systems Inc. and the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel, and increases in salaries and related benefits of $6.1 million, increased tax and accounting fees of $2.0 million, outside services of $2.0 million, amortization expense of $736 thousand, software and design layout expense of $743 thousand, travel expense of $387 thousand and patent fees of $307 thousand. The increases were offset by decreases in profit sharing of $3.8 million, commission and logistic fees of $1.8 million, lease impairment charges of $1.5 million and decreased legal fees of $563 thousand. We anticipate that we will continue to devote substantial resources to research and development, sales and marketing and to general and administrative functions, and that these expenses may increase in future periods.

Research and development. Research and development expenses include costs associated with the development of new technologies, enhancements to existing technologies, the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses were $13.1 million, or 14.0% of net revenues, during the second quarter of 2005, as compared to $12.0 million, or 13.9% of net revenues, during the first quarter of 2005 and $12.0 million, or 9.4% of net revenues, during the second quarter of 2004. Research and development expenses increased by 9.4% from the first quarter of 2005 to the second quarter of 2005 primarily due to increases in salaries and related benefit expenses of $552 thousand due to increased headcount associated with the Actrans acquisition and allocated corporate and engineering activity. Research and development expenses increased 8.7% from the second quarter of 2004. Salaries and benefit related expenses increased by $1.8 million due primarily to increased headcount as a result of the acquisitions of Emosyn, G-Plus and Actrans. This increase was offset by a $1.3 million expense for profit sharing in the second quarter of 2004. There was no profit sharing expense in the second quarter of 2005 due to the net loss for the period. In addition, research and development expenses increased in the second quarter of 2005 compared to the comparable quarter of 2004 due to a $330 thousand increase in software and design and layouts expenses to support the increased headcount and engineering projects. For the six months ended June 30, 2005, research and development expenses increased 5.1%, or $1.2 million, to $25.0 million from $23.8 million for the comparable period in 2004. The period to period increase was primarily due to the increase in headcount resulting from the acquisitions of Emosyn, G-Plus and Actrans. Salaries and related benefits increased $2.9 million mainly due to the headcount increases from these acquisitions and software, design and layout expenses and engineering consulting fees increased $928 thousand mainly to support the projects the acquired companies. These increases were offset by lower profit sharing costs of $2.1 million as profit sharing was not applicable during the six months ended June 30, 2005 as a result of the net operating loss for the period. The increase in research and development expenses supports our goal of diversifying and growing our non-memory business. We expect research and development expenses may increase in dollars in future periods.

Sales and marketing. Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses. Sales and marketing expenses were $7.0 million, or 7.5% of net revenues, in the second quarter of 2005, as compared to $7.3 million, or 8.5% of net revenues, in the first quarter of 2005 and $7.3 million, or 5.7% of net revenues, during the second quarter of 2004. Sales and marketing expenses decreased 4.6%, or $334 thousand, from the first quarter of 2005 to the second quarter of 2005 largely due to a $351 thousand decrease in commission expense. Commission expense decreased even though revenues increased during the second quarter of 2005 as compared to the first of 2005 because of the adjustable rate program, which typically results in higher commissions as a percent of revenue earlier in the year. The 3.6%, or $265 thousand decrease in sales and marketing expenses from the second quarter of 2004 to the second quarter of 2005 was primarily attributable to decreased commissions expenses and logistic fees of $1.2 million as a result of lower revenues in the second quarter of 2005 and a decrease of $474 thousand of profit sharing expense due to the net operating loss in the current period. The decreases in commissions, logistic fees and profit sharing were offset by increases in salaries and related benefit expenses of $913 thousand due to increased headcount, mainly as a result of the acquisitions of Emosyn, G-Plus and Actrans, increased patent fees of $143 thousand to support the patents acquired through the acquisitions, increased sample expense of $127 thousand to support the design of new products into customer applications and increased travel expense of $107 thousand resulting from increased sales and marketing personnel. Sales and marketing expenses of $14.3 million for the six months ended June 30, 2005 were relatively flat, increasing only 1.0% as compared to $14.2 million for the same period in 2004. Although overall sales and marketing expenses remained relatively flat, commission and logistic fees decreased $1.8 million and profit sharing decreased $799 thousand from the six months ended June 30, 2004 due to lower revenues and net operating loss, respectively, during the six months ended June 30, 2005. Offsetting these decreases were increases in salaries and related benefits of $1.4 million, increases in samples and freight costs of $439 thousand, increases in travel expenses of $270 thousand and increased patent fees of $163 thousand. The increase in these expenses was primarily due to increased activities resulting from the acquisitions as well as increased focus on our internal sales force for design wins on our new products. We expect sales and marketing expenses may increase in dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative. General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. General and administrative expenses were $7.1 million, or 7.6% of net revenues, in the second quarter of 2005, as compared to $6.7 million, or 7.8% of net revenues, in the first quarter of 2005 and $4.6 million, or 3.6% of net revenues, during the second quarter of 2004. General and administrative expenses in the second quarter of 2005 increased from the first quarter of 2005 due to an increase in external tax fees of $1.0 million related to the contingent work associated with a tax refund project and an increase in bad debt reserve as a result of higher trade accounts receivable balances, offset by decreases in legal fees of $603 thousand due largely to the settlement of the patent litigation case with Atmel, outside consulting fees of $377 thousand resulting from lower external support for Sarbanes-Oxley compliance and rent of $158 thousand due to the expiration of some of our building leases. The increase in general and administrative expenses by 55.5% from the second quarter of 2004 to the second quarter of 2005 was primarily due to increased external tax and accounting fees of $1.4 million, primarily due to contingent work associated with a tax refund project, increased outside service fees of $603 thousand, primarily associated with Sarbanes-Oxley compliance, increased salaries and related benefits of $833 thousand related to headcount increases and amortization expense of $736 thousand resulting from the amortization of the intangibles acquired through the acquisitions of Emosyn, G-Plus and Actrans. The increases were offset by a $729 decrease in legal fees largely due to the settlement of the patent litigation case with Atmel, decreased profit sharing expense of $524 thousand as a result of the operating loss for the three months ended June 30, 2005 and a $325 thousand decrease in rent due to the expiration of some of our building leases. General and administrative expenses for the six months ended June 30, 2005 were $13.8 million as compared to $8.6 million for the same period in 2004. The period to period increase was due primarily to increased external accounting and tax fees of $2.0 million related to Sarbanes-Oxley compliance work and tax consulting related to a tax refund project, increased salaries and related benefits of $1.8 million to support the increased work associated with Sarbanes-Oxley compliance and the acquisitions over the past year, increased outside service fees of $1.8 million to support Sarbanes-Oxley compliance and decreased facility allocations of $779 thousand dollars due to lower overall facility related costs. These increases were offset by decreases in profit sharing of $873 thousand due to the net operating loss for the six months ended June 30, 2005, legal expense of $565 thousand primarily due to the settlement of the patent litigation case with Atmel offset by increased costs associated with the shareholder class action and shareholder derivative litigation, and rent of $460 thousand. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth. We may also incur additional expenses in connection with the shareholder class action and shareholder derivative litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses. During the second quarter of 2005, we recorded an expense to other operating expense of $2.9 million related to in-process research and development in conjunction with the acquisition of Actrans Systems Inc. and the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. During the second quarter of 2004, we recorded an expense to other operating expense of $1.5 million relating to an operating lease for two unoccupied buildings. This charge represented the fair value of the liability which was determined by the remaining lease commitment reduced by estimated sublease income relating to these two buildings.

Other income and expense. Other income and expense was $1.0 million, or 1.1% of net revenues, during the second quarter of 2005, as compared to $201 thousand, or 0.2% of net revenues, during the first quarter of 2005 and $228 thousand, or 0.2% of net revenues, during the second quarter of 2004. Interest income increased from the first quarter of 2005 and the second quarter of 2004 primarily due to the dividend income declared on our investments. Other income and expense of $1.2 million for the six months ended June 30, 2005 was an increase of $603 thousand from $612 thousand in the comparable period in 2004, primarily due to the dividend income on our investments.

Interest expense. Interest expense was $37 thousand for the second quarter of 2005 as compared to $21 thousand for the first quarter of 2005 and $23 thousand for the second quarter of 2004. Interest expense for the six months ended June 30, 2005 of $58 thousand was in-line with the $67 thousand for the comparable period in 2004.

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2005. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Our tax provision for the first half of 2005 was $2.4 million, which consists primarily of foreign withholding taxes and tentative minimum tax.

Segment Reporting

Our operations involve the design, development, manufacturing, marketing and technical support of our nonvolatile memory and radio frequency technology and products. We offer low to medium density devices that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are differentiated based upon attributes such as density, voltage, access speed, package and predicted endurance. We also license our technology for use in non-competing applications. Our reportable segments are: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, the SST Communications Corporation Products, or SCC, and Technology Licensing. Refer to Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for revenue and gross profit information by reportable segment. Our analysis of the changes for each segment is discussed below.

SMPG includes our standard flash memory product families: the MPF family and the MPF+ family. SMPG revenues were $46.1 million for the second quarter of 2005, as compared to $44.1 million for the first quarter of 2005 and $87.6 million in the second quarter of 2004. The increase in revenue from the first quarter of 2005 was primarily due to a 3.4% increase in unit shipments, offset by a 1.4% decrease in average selling prices. Revenue decreased from the second quarter of 2004 due to a decrease in both unit shipments and average selling prices of 25.5% and 29.7%, respectively. Revenue for the six months ended June 30, 2005 was $90.3 million, as compared to $151.9 million in the comparable period of 2004. The decrease was due to a combination of both unit shipment and average selling price decrease of 18.8% and 26.0%, respectively.

SMPG gross margin increased from negative 7.0% in the first quarter of 2005 to 1.6% in the second quarter of 2005 primarily due to improved manufacturing costs, offset by a $1.5 million increase in provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments and a 1.4% decrease in the average selling price of our products. Gross margin decreased from 31.4% in the second quarter of 2004 to 1.6% in the second quarter of 2005 primarily due to a 29.7% decrease in average selling prices of our products and an $11.1 million increase in provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments. For the six months ended June 30, 2005, gross margin was negative 2.6%, as compared to 29.1% for the comparable period of 2004. The decrease in gross margin was due to a 26.0% decrease in average selling price of SMPG products and a $20.8 million provision for inventory and adverse purchase commitments related to lower of cost or market and excess inventory in the first half of 2005.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. ASPG also includes flash embedded controllers such the ATA flash disk. We acquired a majority ownership of Emosyn LLC on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn. As a result of the acquisition of the remaining minority interest, the management of Emosyn's products was integrated into ASPG. Effective for the second quarter of 2005, Emosyn is no longer considered as it's own reportable segment by our key decision makers and Emosyn's flash memory based smart-card IC's are now included in ASPG. Our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of September 10, 2004. ASPG revenues were $30.5 million for the second quarter of 2005, as compared to $27.7 million for the first quarter of 2005 and $15.7 million in the second quarter of 2004. Unit shipments increased 21.4% in the second quarter of 2005 from the first quarter of 2005 largely due to increased unit shipments of serial products by 78.3%, offset by a 9.3% decrease in unit shipments of smartcard IC products. The increase in unit shipments was offset by a 10.0% decrease in average selling prices of our products. The net impact of the increase in unit shipments and decrease in average selling prices resulted in a 10.0% increase in revenue for the second quarter of 2005 as compared first quarter of 2005. The 94.6% increase in revenue in the second quarter of 2005 from the second quarter of 2004 was a result of a 190.0% increase in unit shipments, offset by a 32.5% decrease in average selling prices. 42.0% of the unit shipment increase relates to the smart-card IC products due to the acquisition of Emosyn and 43.2% of the increase related to increases in serial product shipments. Revenue was $58.3 million for the six months ended June 30, 2005 as compared to $33.8 million for the comparable period of 2004.

ASPG gross margin decreased from 32.3% in the first quarter of 2005 and from 32.4% in the second quarter of 2004 to 6.4% in the second quarter of 2005. The decrease from the first quarter of 2005 is primarily due to a 10.0% decrease in average selling prices and a $1.5 million increase in provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments. The decrease in gross margin from the second quarter of 2004 is primarily due to a 32.5% decrease in average selling price of our product due to increased competition and product mix. Gross margin was 18.7% for the six months ended June 20, 2005 as compared to 31.1% for the six months ended June 30, 2005. The decrease in gross margin was primarily due to a 30.0% decrease in average selling price of ASPG products due to increased competition and product mix.

SPG includes ComboMemory, ROM/RAM Combos, SSF, MTP, FlashFlex51 microcontrollers and other special flash products. SPG revenues were $7.5 million for the second quarter of 2005, as compared to $6.7 million in the first quarter of 2005 and $12.3 million in the second quarter of 2004. The decrease in revenues from the first quarter of 2005 was primarily due to a 2.6% decrease in average selling prices, offset by a 10.0% increase in unit shipments. The decrease in revenues from the second quarter of 2004 was primarily due to a 27.3% decrease in unit shipments and a 13.1% decrease in average selling prices. Revenue for the six months ended June 30, 2005 was $14.2 million, as compared to $21.2 million in the comparable quarter of 2004. The decrease in revenue for the six months ended June 30, 2005 as compared to the comparable quarter of 2004 is primarily due to a 24.0% decrease in unit shipments and a 10.6% decrease in the average selling price of SPG products.

SPG gross margin for the second quarter of 2005 was 9.1%, as compared to 6.1% in the first quarter of 2005 and 26.3% in the second quarter of 2004. The increase in the second quarter of 2005 from the first quarter of 2005 is primarily due to $1.1 million higher provisions for inventory and adverse purchase commitments related to lower of cost or market and excess inventory adjustments in the first quarter of 2005 as compared to the second quarter of 2005. The decrease in gross margin from the second quarter of 2004 is primarily due to a 12.8% decrease in average selling prices of our product. Gross margin was 7.7% for the six months ended June 30, 2005, compared to 29.1% for the comparable period of 2004. The decrease in gross margin is primarily due to a 10.6% decrease in the average selling price of SPG products and a $1.8 million increase in provision for inventory and adverse purchase commitments related to lower of cost or market and excess inventory in the first half of 2005.

SCC includes RF transmitter, receiver, synthesizer, power amplifier and switch products. We formed SST Communications Corporation and acquired substantially all of the assets of G-Plus, Inc. on November 5, 2004. SCC's revenues were $748 thousand for the second quarter of 2005, as compared to $683 thousand for the first quarter of 2005. Revenues for the six months ended June 30, 2005 were $1.4 million.

SCC gross margin was negative 4.8% and negative 7.8% for the first and second quarter of 2005, respectively. Gross margin for the six months ended June 30, 2005 was negative 6.4%. The negative gross margin is primarily a result of a $411 thousand provision for inventory in the first half of 2005.

Revenue and gross profit related to technology licensing was $8.4 million in the second quarter of 2005, as compared to $7.0 million in the first quarter of 2005 and $13.0 million in the second quarter of 2004. Revenue and gross profit related to technology licensing was $15.5 million for the six months ended June 30, 2005 as compared to $26.0 million for the comparable period of 2004. Revenues from license fees and royalties are recognized upon the licensees' acceptance of the delivery of our engineering milestones and the reported royalty of our licensees based on their shipments, respectively. The increase in revenue in the second half of 2005 as compared to the first half of 2005 relates to the reported royalty of our licensees. The decease in revenue in the second quarter of 2005 and the six months ended June 30, 2005, as compared to the second quarter of 2004 and the six months ended June 30, 2004 is due to higher license fees from new licensees in the first half of 2004. Revenues from technology licensing fluctuate upon the timing of the delivery of engineering milestones. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and six months ended June 30, 2004 and 2005, and our related party accounts receivable and accounts payable and accruals as of December 31, 2004 and June 30, 2005 (in thousands). For a description of our relationship with these parties please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10- K for the year ended December 31, 2004.

                                                  Three Months Ended         Three Months Ended
                                                    June 30, 2004              June 30, 2005
                                              -------------------------  -------------------------
                                               Revenues      Purchases    Revenues      Purchases
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $     2,742  $         --  $     1,139  $         --
Apacer Technology, Inc. & related entities..         754            --          518            --
Silicon Professional Technology Ltd.........      65,551            --       46,353            --
Grace Semiconductor Manufacturing Corp......          --        16,411           29        11,431
King Yuan Electronics Company, Limited......          --         9,416           --         7,654
Powertech Technology, Incorporated..........          --         3,881           --         3,125
                                              -----------  ------------  -----------  ------------
                                             $    69,047  $     29,708  $    48,039  $     22,210
                                              ===========  ============  ===========  ============

                                                   Six Months Ended           Six Months Ended
                                                    June 30, 2004              June 30, 2005
                                              -------------------------  -------------------------
                                               Revenues      Purchases    Revenues      Purchases
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $     4,338  $         --  $     1,838  $         --
Apacer Technology, Inc. & related entities..       1,349           707          842            --
Silicon Professional Technology Ltd.........     121,919            --       86,979            --
Grace Semiconductor Manufacturing Corp......          --        23,360          131        34,772
King Yuan Electronics Company, Limited......          --        17,601           --        16,822
Powertech Technology, Incorporated..........          --         7,077           --         6,827
                                              -----------  ------------  -----------  ------------
                                             $   127,606  $     48,745  $    89,790  $     58,421
                                              ===========  ============  ===========  ============

                                                  December 31, 2004           June 30, 2005
                                              -------------------------  -------------------------
                                                              Trade                      Trade
                                                 Trade       Accounts       Trade       Accounts
                                               Accounts    Payable and    Accounts    Payable and
                                              Receivable     Accruals    Receivable     Accruals
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $       322  $         --  $       302  $         --
Apacer Technology, Inc. & related entities..         458           320          615            --
Professional Computer Technology Limited....          --            72           --           101
Silicon Professional Technology Ltd.........      32,037           694       27,562           900
Grace Semiconductor Manufacturing Corp......         156        17,227          287        13,307
King Yuan Electronics Company, Limited......          --        13,702           --        13,064
Powertech Technology, Incorporated..........          --         3,867           --         4,493
                                              -----------  ------------  -----------  ------------
                                             $    32,973  $     35,882  $    28,766  $     31,865
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

Liquidity and Capital Resources

Operating activities. Our operating activities used cash of $47.6 million for the six months ended June 30, 2005 as compared to $7.7 million for the six months ended June 30, 2004. Our net loss of $33.5 million for the six months ended June 30, 2005, included non-cash charges of $23.7 million for provision against inventory, $4.7 million of depreciation and amortization, $1.7 million for purchasing in process research and development and $1.7 million for provision of sales returns. In addition to our net loss, the primary usage of cash related to an increase in inventory of $33.2 million, decreased accounts payable from related and unrelated parties of $21.5 million and a decrease in accrued expenses and other liabilities of $4.0 million. While inventory increased for the six months ended June 30, 2005, the increase was concentrated in the early part of the first quarter of 2005 for production that was started in the fourth quarter of 2004 and early 2005 and lower shipment volumes of our mid-density and smart card IC products. We reduced wafer starts during the first quarter of 2005 and as a result, inventory began to decrease as we shipped previously purchased inventory. We anticipate that our inventory levels will continue to decrease through at least the third quarter of 2005. The reduction in the related and unrelated trade accounts payable is related to a combination of the payment of the higher inventory related purchases in late 2004 and early 2005 and current lower purchasing activities. Overall cash used in operating activities was decreased due to cash provided from decreases in accounts receivable from related and unrelated parties, other current and non-current assets and deferred revenue of $8.9 million, $3.2 million and $572 thousand, respectively. For the six months ended June 30, 2004, our primary usage of operating cash flow were the increased purchases of inventory and increased accounts receivable from both related and unrelated parties offset by the increase of accounts payable to both related and unrelated parties. The increase of accounts receivable from both related and unrelated parties is due to the increase of sales during the period. We measure the effectiveness of our collection efforts by an analysis of average days sales outstanding. Days sales outstanding was 47 days in the second quarter of 2005 as compared to 61 days in the second quarter of 2004. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, customer payment terms and the effectiveness of our collection efforts.

Investing activities. Our investing activities provided cash of $54.6 million for the first six months of 2005 as compared to a cash usage of $32.2 million for the first six months of 2004. Cash provided by investing activities in the first half of 2005 was primarily attributable to $65.4 million of cash from the net sales and maturities of available-for-sale investments, offset by $7.8 million net cash used in the acquisition of Actrans and the minority interest of Emosyn, $2.6 million in capital expenditures and $333 thousand in equity investments. In the first half of 2004, cash used in investing activity related to our additional investments in Grace Semiconductor Manufacturing Corporation of $33.2 million, new equity investment in ACET of $4.0 million and capital expenditures of $2.2 million, offset by net sales of available-for-sale investments of $7.8 million.

Financing activities. Our financing activities provided cash of $4.5 million and $3.3 million during the first six months of 2005 and 2004, respectively. Cash generated from financing activities in the first half of 2005 primarily related to the borrowing against the line of credit of $3.0 million and the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $1.7 million. In the first half of 2004, cash generated from financing activities primarily related to issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $3.5 million.

Principal sources of liquidity at June 30, 2005 consisted of $50.2 million of cash, cash equivalents, and short-term available-for-sale investments.

As of June 30, 2005, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2004.

Purchase Commitments. As of June 30, 2005, we had outstanding purchase commitments with our foundry vendors of $50.4 million for delivery in 2005. We have recorded a liability of $1.1 million for adverse purchase commitments. In comparison, as of December 31, 2004, we had outstanding purchase commitments with our foundry vendors of $100.7 million for delivery in 2005, with a recorded liability of $8.3 million for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. In 2001 and the second quarter of 2004, we recorded charges to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for unoccupied buildings. These charges represent the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to these buildings. At December 31, 2004 and June 30, 2005, payments made have reduced the recorded liability to $976 thousand and $425 thousand, respectively.

Operating Capital Requirements. We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. We believe that our operations will provide positive cash flow by the end of 2005, based on projected increased revenues over the current period and our focused efforts to reduce inventory levels. However, if we fail to execute to plan, we could experience a further decline in our cash balances. We are in the process of negotiating a line of credit to help provide additional liquidity as we execute to plan. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

  the average selling prices of our products;
  customer demand for our products;
  the need to secure future wafer production capacity from our suppliers;
  the timing of significant orders and of license and royalty revenue;
  the ability to manage our inventory levels according to plan; and
  unanticipated research and development expenses associated with new product introductions.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires that a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. In April 2005, the U. S. Securities and Exchange Commission adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is the first interim period of 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. The Company will apply the principles of SAB 107 in conjunction with the adoption of FAS 123R.

In May 2005, the FASB issues SFAS No. 154, "Accounting Changes and Error Corrections", or SFAS 154. SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the first three quarters of 2004, we incurred net losses for 2001, 2002, 2003 the fourth quarter of 2004 and the first half of 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation adjustments in 2003, 2004 and the first half of 2005, and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. If we over estimate future market demand, we may have excess inventory levels that cannot be sold within a normal operating cycle and we may be required to take a valuation adjustment against excess inventory. As of June 30, 2005, we had $159.6 million of net inventory on hand, an increase of $3.0 million, or 1.9%, from December 31, 2004 and a decrease of $16.6 million, or 9.4%, from March 31, 2005. Total valuation adjustments to inventory and adverse purchase commitments were $6.7 million in 2003, $35.9 million in 2004 and $23.7 million in the first half of 2005. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of June 30, 2005, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. In addition, our allowance includes an allowance for die, work-in-process and finished goods that exceed our estimated forecast for the next twelve to twenty four months. If future customer demand decreases, it may be necessary to take an additional valuation adjustment for excess inventory.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first quarter of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, during the second half of

2004 and the first half of 2005, we experienced a demand slow-down for our products. Our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2003, 2004 and the six months ended June 30, 2005, our export product and licensing revenues accounted for 92.9%, 92.7% and 93.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 90.0%, 86.0% and 85.0% of our net product revenues from Asia during 2003, 2004 and the six months ended June 30, 2005, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Since 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2003, 2004 and the six months ended June 30, 2005, SPT serviced end customer shipments accounted for 64.2%, 52.9% and 53.0% of our net product revenues recognized, respectively. As of December 31, 2004 and June 30, 2005, the accounts receivable from SPT accounted for 55.1% and 57.7%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by five foundries, TSMC in Taiwan, Seiko-Epson and Yasu in Japan and Grace and Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC in China. We have invested $83.2 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Sanyo in Japan, Samsung in Korea and Vanguard and Powerchip Semiconductor Corporation, or PSC, in Taiwan will manufacture substantially all of our products in 2005. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity plus additional future capacity from PSC available to us will be sufficient through 2005. However, events that we have not foreseen could arise which would limit our capacity. Similar to our aggregate $83.2 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our low density memory products, which presently account for substantially all of our revenues, compete against products offered by Spansion (AMD/Fujitsu), Atmel, Macronix, STMicroelectronics, PMC and Winbond. Our medium-density memory products compete with products offered by Spansion, Intel, STMicroelectronics, Mitsubishi, Samsung, Sharp Electronics and Toshiba. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion (AMD/Fujitsu), Hynix, Intel, Renesas, Samsung, SanDisk, STMicroelectronics and Toshiba, as well as any new entrants to the market.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 145 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2023, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain directors and officers in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated and on May 3, 2005, a lead plaintive and a lead counsel were appointed. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaints seek unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004.

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

In the past we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and sued Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending or prosecuting these lawsuits. We settled with Intel in May 1999, with Winbond in October 2000, and Atmel in June 2005.

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

Litigation may be expensive, may be protracted and confidential information may be compromised. During the course of lawsuits, we may incurred certain costs associated with defending or prosecuting these matters. In addition, because substantial amounts of discovery may be required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see "Part II, Item 1- Legal Proceedings."

If an earthquake or other natural disaster strikes our manufacturing facility or those of our suppliers, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenues.

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster such as typhoon near one or more of our major suppliers, like the earthquakes in September 1999 and March 2002 or the typhoons in September 2001 and July 2005 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2004 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Additionally, management's assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

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

In September 2004 we acquired majority ownership in Emosyn, in November 2004 we acquired substantially all of the assets of G-Plus and in April 2005, we acquired all of the outstanding capital stock of Actrans and acquired the remaining minority interest in Emosyn. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 2001, 2002, 2003, in late 2004 and early 2005, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions began to improve during the third quarter of 2003, deteriorating market conditions at the end of 2000 through the first part 2003 and again in the fourth quarter of 2004 and the first half of 2005 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. At June 30, 2005, the recorded value of our KYE investment was $3.1 million based on the quoted market price. In 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of June 30, 2005, the recorded value of our Apacer investment was $4.4 million. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at June 30, 2005 of $86.7 million, $0.9 million, $16.6 million and $0.9 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of June 30, 2005 would have an immaterial effect on our financial position, results of operations, and cash flows. Currently, we do not hedge these interest rate exposures. As of June 30, 2005, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of June 30, 2005 (in thousands):

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

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Due to the material weakness discussed above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005.

Changes in internal control over financial reporting

During the second quarter of 2005, we implemented or began the implementation of the following remediation steps to address the weakness discussed above:

  We have hired new senior accounting personnel and are in the process of hiring additional accounting and finance staff.
  We have continued to enhanced training programs for our accounting and finance personnel.
  We have supplemented our internal accounting and finance personnel with third party experts regarding selected accounting and tax matters.

We expect to complete the implementation of these remedial measures during 2005 and believe that, once fully implemented, these remedial measures will correct the material weakness discussed above.

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

The third patent remaining in the case, the `903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. A trial to determine whether the `903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. A new trial on the invalidity of the `903 patent was scheduled for August 1, 2005, but on June 30, 2005 we signed an agreement with Atmel to settle the litigation. Under the terms of that agreement, Atmel released us and our customers from any liability under the `903 patent and agreed to dismiss the suit with prejudice in return for a settlement payment. On July 27, 2005 the Court entered an Order dismissing the case.

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. Responses to the Consolidated Amended Class Action Complaint are presently scheduled to be due on September 16, 2005. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance the remaining Atmel complaint, the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2005, we entered into a Share Purchase Agreement to acquire all of the outstanding capital stock of Actrans Systems Inc., or Actrans, a company incorporated and existing under the laws of the Republic of China. Pursuant to the terms of the Share Purchase Agreement, we agreed to issue 4,358,255 shares of SST Common Stock and approximately $4.9 million in cash to the shareholders of Actrans. On April 11, 2005, at the initial closing of the acquisition, 4,241,359 of the shares were issued and approximately $4.8 million in cash was paid. On May 31, 2005, 116,896 shares of SST Common Stock were issued and approximately $131,000 in cash was paid, upon the receipt of necessary approvals from the Hsinchu Science-Based Industry Park Administration of the Republic of China.

The 4,241,359 shares of Common Stock issued in the initial closing were not registered under the Securities Act of 1933, as amended, or any state securities laws. We relied on Rule 901 of Regulation S of the Securities Act of 1933, as amended, in connection with such issuance. We relied on Rule 802 of the Securities Act of 1933, as amended, in connection with the issuance of the 116,896 shares of Common Stock.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 2, 2005. At the Annual Meeting, the shareholders:

  elected the persons listed below to serve as a director of SST for the ensuing year and until their successors are elected, ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

On April 19, 2005, the record date of the Annual Meeting, we had 101,311,149 shares of Common Stock outstanding. At the Annual Meeting, holders of 89,493,156 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Withheld
Bing Yeh	87,563,775	1,929,381
Yaw Wen Hu	87,557,097	1,936,059
Tsuyoshi Taira	80,867,793	8,625,363
Yasushi Chikagami	80,530,879	8,962,277
Ronald Chwang	80,911,389	8,581,767
Terry Nickerson	87,790,131	1,703,025

Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm

Votes in Favor	88,507,485
Votes Against	847,985
Abstentions	137,685

Item 6. Exhibits.

(a) Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3	1995 Non-Employee Directors' Stock Option Plan, as amended, and related form of stock option agreement. (1) PDF
10.15	Non-Employee Director Cash Retainer Program. (2) PDF
10.16	Consulting Agreement, dated May 11, 2005 and effective May 16, 2005, by and between SST and Isao Nojima. (3) PDF
31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

(1)   Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2005, and incorporated by reference herein.

(2)   Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on April 21, 2005, and incorporated by reference herein.

(3)   Filed as Exhibit 10.16 to our Current Report on Form 8-K filed on May 20, 2005, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 9th day of August, 2005.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JACK K. LAI
Jack K. Lai
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)