Form 10-Q
period 2005-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2005-11-09
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2005: 102,709,943.

SILICON STORAGE TECHNOLOGY, INC.
FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                              ------------------------  ------------------------
                                                                 2004          2005           2004     2005
                                                              -----------  -----------  -----------  -----------

Net revenues:
     Product revenues - unrelated parties................... $    52,840  $    40,509  $   132,175  $   115,002
     Product revenues - related parties.....................      48,420       67,215      176,026      156,874
     Technology licensing - unrelated parties...............      10,912       10,319       36,933       25,650
     Technology licensing - related parties.................          --           29           --          160
                                                              -----------  -----------  -----------  -----------
          Total net revenues................................     112,172      118,072      345,134      297,686
Cost of revenues:
     Cost of revenues - unrelated parties...................      35,434       34,407       86,808      100,116
     Cost of revenues - related parties.....................      37,154       64,520      131,824      154,570
                                                              -----------  -----------  -----------  -----------
          Total cost of revenues............................      72,588       98,927      218,632      254,686
                                                              -----------  -----------  -----------  -----------
Gross profit................................................      39,584       19,145      126,502       43,000
                                                              -----------  -----------  -----------  -----------
Operating expenses:
     Research and development...............................      11,574       11,770       35,419       36,821
     Sales and marketing....................................       7,262        7,178       21,461       21,524
     General and administrative.............................       4,259        5,683       12,837       19,508
     Other operating expenses...............................       1,737          (16)       3,216        2,895
                                                              -----------  -----------  -----------  -----------
          Total operating expenses..........................      24,832       24,615       72,933       80,748
                                                              -----------  -----------  -----------  -----------
Income (loss) from operations...............................      14,752       (5,470)      53,569      (37,748)
Other income (expense), net.................................         684          371        1,296        1,586
Interest expense............................................         (22)         (98)         (89)        (156)
                                                              -----------  -----------  -----------  -----------
Income (loss) before provision for (benefit from)
     income taxes and minority interest.....................      15,414       (5,197)      54,776      (36,318)
Provision for (benefit from) income taxes...................         850         (403)       3,880        2,037
Minority interest...........................................          42           --           42          (77)
                                                              -----------  -----------  -----------  -----------
Net income (loss)........................................... $    14,522  $    (4,794) $    50,854  $   (38,278)
                                                              ===========  ===========  ===========  ===========

Net income (loss) per share - basic......................... $      0.15  $     (0.05) $      0.53  $     (0.38)
                                                              ===========  ===========  ===========  ===========

Shares used in per share calculation - basic................      94,896      102,677       95,601      100,899
                                                              ===========  ===========  ===========  ===========

Net income (loss) per share - diluted....................... $      0.15  $     (0.05) $      0.51  $     (0.38)
                                                              ===========  ===========  ===========  ===========

Shares used in per share calculation - diluted..............      97,491      102,677       99,429      100,899
                                                              ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

                                                                     December 31,  September 30,
                                                                         2004          2005
                                                                     ------------  ------------
                              ASSETS

Current assets:
    Cash and cash equivalents...................................... $     35,365  $     45,018
    Short-term available-for-sale investments......................       68,628         1,560
    Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $1,189 at December 31, 2004 and
      $1,434 at September 30, 2005.................................       25,206        21,266
    Trade accounts receivable-related parties......................       32,973        53,015
    Inventories....................................................      156,618       123,730
    Other current assets...........................................       16,049        13,064
                                                                     ------------  ------------
         Total current assets......................................      334,839       257,653
Property and equipment, net........................................       16,620        17,058
Long-term available-for-sale investments...........................       23,094        34,229
Equity investments, GSMC...........................................       83,150        83,150
Equity investments, others.........................................       15,413        15,238
Goodwill...........................................................       15,600        30,089
Intangible assets, net.............................................        9,767        12,725
Other assets.......................................................        3,848         4,778
                                                                     ------------  ------------
         Total assets.............................................. $    502,331  $    454,920
                                                                     ============  ============

                            LIABILITIES

Current liabilities:
    Notes payable.................................................. $        705  $        153
    Borrowing under line of credit facility........................           --         3,000
    Trade accounts payable-unrelated parties.......................       53,273        40,550
    Trade accounts payable-related parties.........................       35,882        22,467
    Accrued expenses and other liabilities.........................       30,593        17,114
    Deferred revenue...............................................        2,388         3,826
                                                                     ------------  ------------
         Total current liabilities.................................      122,841        87,110
Other liabilities..................................................        1,307         1,627
Minority interest..................................................        2,199            --
                                                                     ------------  ------------
         Total liabilities.........................................      126,347        88,737
                                                                     ------------  ------------
Commitments (Note 5) and Contingencies (Note 6)

                       SHAREHOLDERS' EQUITY

Common stock, no par value:
    Authorized: 250,000 shares
    Issued and outstanding: 97,358 shares at December 31, 2004
    and 102,692 shares at September 30, 2005.......................      358,578       376,653
Accumulated other comprehensive income.............................       16,542        26,943
Retained earnings (accumulated deficit)............................          864       (37,413)
                                                                     ------------  ------------
         Total shareholders' equity................................      375,984       366,183
                                                                     ------------  ------------
         Total liabilities and shareholders' equity................ $    502,331  $    454,920
                                                                     ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                           2004        2005
                                                                        ----------  ----------
Cash flows from operating activities:
    Net income (loss)................................................. $   50,854  $  (38,278)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization..................................      4,507       7,154
       Purchased in process research and development..................      1,737       1,661
       Provision (credits) for doubtful accounts receivable...........        158         245
       Provision for sales returns....................................        391       1,815
       Provision for excess and obsolete inventories, write-down of
         inventories and adverse purchase commitments.................     11,513      32,067
       Loss in equity interest........................................         71         445
       Impairment loss on equity investment...........................        497          --
       Impairment loss on operating lease.............................      1,489
       (Gain) loss on disposal of equipment...........................        (35)         82
       Minority interest..............................................         42         (77)
    Changes in operating assets and liabilities:
       Trade accounts receivable-unrelated parties....................    (10,593)      2,254
       Trade accounts receivable-related parties......................      7,215     (20,111)
       Inventories....................................................    (97,444)     (6,018)
       Other current and non-current assets...........................     (3,780)      3,967
       Trade accounts payable-unrelated parties.......................     16,257     (14,839)
       Trade accounts payable-related parties.........................      7,397     (13,415)
       Accrued expenses and other liabilities.........................      5,530      (8,906)
       Deferred revenue...............................................       (297)      1,438
                                                                        ----------  ----------
           Net cash used in operating activities......................     (4,491)    (50,516)
                                                                        ----------  ----------
Cash flows from investing activities:
    Acquisitions, net of cash.........................................    (15,963)     (7,818)
    Investments in equity securities..................................    (38,351)       (333)
    Purchase of property and equipment................................     (6,114)     (4,139)
    Proceeds from sale of equipment...................................         35           4
    Purchases of available-for-sale investments.......................    (41,935)    (21,584)
    Sales and maturities of available-for-sale and equity investments.     78,995      88,010
                                                                        ----------  ----------
           Net cash provided by (used in) investing activities........    (23,333)     54,140
                                                                        ----------  ----------
Cash flows from financing activities:
    Debt repayments...................................................       (291)       (325)
    Borrowing against line of credit..................................         --       3,000
    Issuance of shares of common stock................................      5,163       3,354
    Repurchase of common stock........................................    (14,853)         --
    Minority interest: capital contribution in cash...................        820          --
                                                                        ----------  ----------
           Net cash provided by (used in) financing activities........     (9,161)      6,029
                                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents..................    (36,985)      9,653
Cash and cash equivalents at beginning of period......................     84,250      35,365
                                                                        ----------  ----------
Cash and cash equivalents at end of period............................ $   47,265  $   45,018
                                                                        ==========  ==========

During the six months ended September 30, 2005, we issued approximately 4.4 million shares of common stock in connection with the acquisition of Actrans, Inc.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

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

Reclassifications:

Certain amounts in our prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported results of operations or shareholders' equity. Specifically, we reclassified certain auction rate securities from cash equivalents to short-term investments where interest rates reset in less than 90 days but have a maturity date longer than 90 days. This resulted in a reclassification from cash and cash equivalents to short-term investments of $40.4 million at December 31, 2003 and $41.6 million at September 30, 2004. The reclassification in both periods had the effect of increasing net cash used in investing activities by $1.2 million for the nine months ended September 30, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. In April 2005, the U. S. Securities and Exchange Commission, or the SEC, adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is for the first interim period of 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

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

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                              ------------------------  ------------------------
                                                                   2004         2005          2004       2005
                                                              -----------  -----------  -----------  -----------
Numerator - basic
  Net income (loss)......................................... $    14,522  $    (4,794) $    50,854  $   (38,278)
                                                              ===========  ===========  ===========  ===========
Denominator - basic
  Weighted average common stock outstanding.................      94,896      102,677       95,601      100,899
                                                              ===========  ===========  ===========  ===========

Basic net income (loss) per share........................... $      0.15  $     (0.05) $      0.53  $     (0.38)
                                                              ===========  ===========  ===========  ===========

Numerator - diluted
  Net income (loss)......................................... $    14,522  $    (4,794) $    50,854  $   (38,278)
                                                              ===========  ===========  ===========  ===========
Denominator - diluted

  Weighted average common stock outstanding.................      94,896      102,677       95,601      100,899
  Dilutive potential of common stock equivalents:
      Options...............................................       2,595           --        3,828           --
                                                              -----------  -----------  -----------  -----------
                                                                  97,491      102,677       99,429      100,899
                                                              ===========  ===========  ===========  ===========

Diluted net income (loss) per share......................... $      0.15  $     (0.05) $      0.51  $     (0.38)
                                                              ===========  ===========  ===========  ===========

Anti-dilutive stock options to purchase 4,979,000 and 4,861,000 shares with a weighted average exercise price of $13.57 and $13.65 were excluded from the computation of diluted net loss per share for the three and nine month periods ended September 30, 2004, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for the three and nine months ended September 30, 2004. Stock options to purchase 11,102,000 and 13,559,000 shares with a weighted average price of $7.55 and $6.38 were outstanding for the three and nine months ended September 30, 2005, respectively. These stock options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005 because we had a net loss for this period.

Stock Compensation:

We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date of the awards, our net income (loss) and net income (loss) per share would have been as follows:

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2005       2004       2005
                                                         ---------  ---------  ---------  ---------
Net income (loss), as reported......................... $  14,522  $  (4,794) $  50,854  $ (38,278)
Deduct: total stock-based employee compensation
   expense determined under fair value based method,
   net of tax..........................................    (2,053)    (2,044)    (6,346)    (6,530)
                                                         ---------  ---------  ---------  ---------
Pro forma net income (loss)............................ $  12,469  $  (6,838) $  44,508  $ (44,808)
                                                         =========  =========  =========  =========
Pro forma net income (loss) per share - basic.......... $    0.13  $   (0.07) $    0.47  $   (0.44)
                                                         =========  =========  =========  =========
Pro forma net income (loss) per share - diluted........ $    0.13  $   (0.07) $    0.45  $   (0.44)
                                                         =========  =========  =========  =========

The fair value of each option grant for both our 1995 Equity Incentive Plan and our 1995 Non-Employee Directors' Stock Plan is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions:

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2005       2004       2005
                                                         ---------  ---------  ---------  ---------
Risk-free interest rate................................       3.9%       3.8%   2.7-3.9%   3.7-4.2%
Expected term of option................................  5.7 years  4.7 years  5.8 years  4.7 years
Expected volatility....................................        96%        83%        97%        84%
Expected dividend yield................................         0%         0%         0%         0%

The weighted average fair value of options granted under both stock option plans during the three and nine months ended September 30, 2005 was $4.90 and $3.91, respectively. The weighted average fair value of options granted under both stock option plans during the three and nine months ended September 30, 2004 was $6.20 and $10.50, respectively.

The fair value of each stock purchase right under our 1995 Employee Stock Purchase Plan, or the Purchase Plan, is estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions for the three and nine month periods ended September 30, 2004 and 2005, respectively:

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2005       2004       2005
                                                         ---------  ---------  ---------  ---------
Risk-free interest rate................................       2.2%       3.7%   1.3-2.2%   2.7-3.7%
Expected term of option................................  0.5 years  0.5 years  0.5 years  0.5 years
Expected volatility....................................        70%        60%        74%        58%
Expected dividend yield................................         0%         0%         0%         0%

The weighted average valuation of right grants under the Purchase Plan during the three and nine months ended September 30,

2005 was $3.92 and $3.91, respectively. The weighted average valuation of right grants under the Purchase Plan during the three and nine months ended September 30, 2004 was $11.92 and $6.54, respectively.

3. Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and marketable equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and realized losses for the three and nine months ended September 30, 2005 were not material.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in "Long-term available-for-sale investments." The investments that are not available for resale due to local securities regulations within one year at the balance sheet date are recorded at the investment cost. The investments that are available for resale within one year at the balance sheet date is recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders' Equity as Other Comprehensive Income. If a decline in value is judged to be other than temporary, it is reported as an "Impairment of equity investments." Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

The fair values of available-for-sale investments as of September 30, 2005 were as follows (in thousands):

                                               Amortized   Unrealized     Unrealized        Fair
                                                 Cost         Gain           Loss           Value
                                              -----------  -----------    -----------    -----------
Corporate bonds and notes................... $     2,482  $        --   $         --   $      2,482
Government bonds and notes..................       3,242           --             (1)         3,241
Foreign listed equity securities............       7,283       26,946             --         34,229
                                              -----------  -----------    -----------    -----------
Total bonds, notes and equity securities.... $    13,007  $    26,946   $         (1)        39,952
                                              ===========  ===========    ===========
Less amounts classified as cash equivalents...........................                       (4,163)
                                                                                         -----------
      Total short and long-term available-for-sale investments........                 $     35,789
                                                                                         ===========

Contractual maturity dates of our available-for-sale investments for debt securities range from 2005 to 2006. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The net unrealized gains as of September 30, 2005 are recorded in accumulated other comprehensive income, net of tax.

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

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting. As of September 30, 2005, the carrying value of these investments was $98.4 million which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, which represents a 10% interest. As of December 31, 2004, the carrying value of these investments was $98.6 million.

4. Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

                                                           December 31,   September 30,
                                                              2004           2005
                                                           -----------    -----------
Raw materials............................................ $    86,355   $     70,651
Work in process..........................................       4,151         14,454
Finished goods...........................................      60,520         33,688
Finished goods inventories held at logistics center......       5,592          4,937
                                                           -----------    -----------
                                                          $   156,618   $    123,730
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

Accrued expenses and other liabilities comprise (in thousands):

                                                           December 31,   September 30,
                                                              2004           2005
                                                           -----------    -----------
Accrued compensation and related items................... $     6,829   $      5,594
Accrued adverse purchase commitments.....................       8,330            979
Accrued commission.......................................       2,198          2,649
Borrowing under line of credit...........................          --          3,000
Accrued income tax payable...............................       2,038          1,375
Accrued warranty.........................................       3,826          1,164
Other accrued liabilities................................       7,372          5,353
                                                           -----------    -----------
                                                          $    30,593   $     20,114
                                                           ===========    ===========

Changes in the warranty reserves during the nine months ended September 30, 2004 and 2005 were as follows (in thousands):

                                                               Nine Months Ended
                                                                 September 30,
                                                           --------------------------
                                                              2004           2005
                                                           -----------    -----------
Beginning balance........................................ $       187   $      3,826
Provisions for warranty..................................         965          1,972
Change in estimate of prior period accrual...............          --         (1,058)
Consumption of reserves..................................        (471)        (3,576)
                                                           -----------    -----------
Ending balance........................................... $       681   $      1,164
                                                           ===========    ===========

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. The increase in the consumption of the reserve for the nine months ended September 30, 2005 compared to the comparable period of the prior year relates mainly to the rescreening work related to two specific customers, which was reserved for as of December 31, 2004. The total estimated reserve for this rescreening work was reevaluated based on updated information during the nine months ended September 30, 2005, which decreased provisions for warranty by $1.1 million for the nine month period ended September 30, 2005.

5. Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2005 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $40.7 million. We have not recorded any liabilities as of September 30, 2005 related to these indemnities as no such claims have been made or asserted.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimatable.

6. Contingencies

In January 1996, Atmel Corporation filed suit against SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million based on a jury's fining that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003, the Court of Appeals upheld the jury's verdict. On November 18, 2003, the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

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

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions have been consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2005.

7. Line of Credit

On August 11, 2005, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $35.0 million revolving line of credit, all of which was available to us as of September 30, 2005. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (6.75% at September 30, 2005). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property. The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. At September 30, 2005, there were no borrowings under the agreement.

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of September 30, 2005, we had borrowed $3.0 million under our line of credit. As of December 31, 2004, there were no borrowings under our line of credit.

8. Acquisitions

Actrans Systems Inc. On April 11, 2005, we acquired substantially all of the outstanding capital stock of Actrans Systems Inc., or Actrans, a privately held fabless semiconductor company incorporated and existing under the laws of the Republic of China that designs flash memory and EEPROM. On May 31, 2005, we acquired the remaining outstanding shares of Actrans. The transaction was accounted for under the purchase method of accounting and the net assets and results of operations of Actrans were included in the consolidated financial statements from the date of the acquisition. We have incorporate Actrans' split-gate NAND flash technology into our portfolio of licensable intellectual property. Actrans engineers have been merged into our memory products development team both in Taiwan and the United States.

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
                                                                 -------
  Total purchase price......................................... $19,857
                                                                 =======

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired..................... $ 3,557
Existing technology............................................   4,440
In-process research and development............................   1,470
Non-compete agreements.........................................     670
Goodwill.......................................................  14,489
Trade accounts payable, accrued expenses and other liabilities.  (4,769)
                                                                 -------
  Total purchase price......................................... $19,857
                                                                 =======

We value the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible assets. We utilized a discount rate of 16% for existing technology, 35% for in-process research and development and 17% for the non-compete agreements. The existing technology is amortized to cost of revenues over its estimated lives of four to six years. The non-compete agreements are amortized to operating expenses over their contract periods of two to four years. As of September 30, 2005, existing technology and non-compete agreements are all included in intangible assets.

In-process research and development of $1.5 million was expensed and included in other operating expenses as of the date of the acquisition in 2005.

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
                                                                      =========

We valued the existing technology and IP R&D utilizing a discounted cash flow model that uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 30% for existing technology, trade name and customer relationships, 50% for in-process research and development and 18% for backlog, respectively. The existing technology is amortized to cost of revenues over their estimated lives of five years. The trade name, customer relationships and backlog are amortized to operating expense over their estimated lives of one to five years. As of September 30, 2005, existing technology, trade name, customer relationships and backlog are all included in intangible assets.

In-process research and development of $2.0 million was expensed and included in other operating expenses as of the date of the acquisition.

On April 15, 2005, we acquired the remaining 16.4% outstanding minority interest held in Emosyn for cash of $3.1 million. The transaction was accounted for as a purchase in the second quarter of 2005. The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Minority interest ............................................. $ 2,122
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
                                                                      =========

We valued the existing technology and IP R&D utilizing a discounted cash flow model that uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 28% for existing technology and customer relationships, 30-35% for in-process research and development projects and 26% for backlog, respectively. The existing technology is amortized to cost of revenues over its estimated life of four years. The customer relationships and backlog are amortized to operating expense over their estimated lives of one to three years. As of September 30, 2005, existing technology, customer relationships and backlog are all included in intangible assets.

In-process research and development of $3.9 million was expensed and included in other operating expenses as of the date of the acquisition.

The following unaudited pro forma financial information presents the combined results of operations of Emosyn, G-Plus and Actrans as if the acquisitions had occurred as of the beginning of the previous period. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods and is not necessarily indicative of results that may be obtained in the future.

(in thousands, except per share data)      Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                       ----------------------  ----------------------
                                          2004        2005        2004        2005
                                       ----------  ----------  ----------  ----------
Revenue.............................. $  120,208  $  118,072  $  367,921  $  298,285
Net income (loss).................... $   13,794  $   (4,794) $   44,438  $  (39,163)
Net income (loss) per share - basic.. $     0.15  $    (0.05) $     0.46  $    (0.39)
Net income (loss) per share - diluted $     0.14  $    (0.05) $     0.45  $    (0.39)

9. Goodwill and Intangible Assets:

As discussed in note 8, our acquisitions of Emosyn, G-Plus and Actrans included the acquisition of $16.5 million of finite-lived intangible assets. The acquisition of G-Plus and Actrans also included the acquisition of $30.1 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

As of September 30, 2005, our intangible assets consisted of the following (in thousands):

                                                   Accumulated
                                          Cost     Amortization   Net
                                       ----------  ----------  ----------
Existing technology.................. $   12,861  $    2,295  $   10,566
Trade name...........................      1,198         253         945
Customer relationships...............        957         319         638
Backlog..............................        791         790           1
Non-Compete Agreements...............        670          95         575
                                       ----------  ----------  ----------
Balance at September 30, 2005........ $   16,477  $    3,752  $   12,725
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
                                       ==========  ==========  ==========

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful lives of between four and six years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Trade names, customer relationships and backlogs have been assigned useful lives of five years, three years and one year, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2005 was $1.0 million and $3.0 million, respectively. There was no amortization expense for the three or nine month period ended September 30, 2004.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

                                     Amortization of
Fiscal Year                         Intangible Assets
--------------------------             ----------
2005 (Remaining 3 months)             $      896
2006                                       3,580
2007                                       3,450
2008                                       3,122
2009 and thereafter                        1,677
                                       ----------
                                      $   12,725
                                       ==========

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

Balance as of December 31, 2004................................ $15,600
Acquisitions...................................................  14,489
                                                                 -------
Balance as of Septmber 30, 2005 ............................... $30,089
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

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications. We acquired a majority ownership of Emosyn on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn. As a result of the acquisition of the remaining minority interest, the management of Emosyn's products was integrated into ASPG. Effective for the second quarter of 2005, Emosyn is no longer considered its own reportable segment by us and Emosyn's flash memory based smart-card IC's are now included in ASPG. These products are used primarily in cell phone applications and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. Our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of September 10, 2004.

SPG includes ComboMemory, ROM/RAM Combos, the Small Sector Flash, or SSF, family, Multi-Time Programmable, or MTP, family, FlashFlex51 microcontrollers and other special flash products. These products are used in applications requiring low power and a small form factor such as cellular phones, wireless modems, MP3 players, pagers and personal digital organizers.

SCC includes RF transmitter, receiver, synthesizer, power amplifier and switch products. These products provide end-to-end RF solutions to enable wireless multimedia and broadband networking applications. We formed SST Communications Corporation and acquired the operations of G-Plus on November 5, 2004. The segment data is reflected from this date forward.

Technology Licensing includes both license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

                                                 Three Months Ended         Three Months Ended
                                                 September 30, 2004         September 30, 2005
                                              -------------------------  -------------------------
                                                              Gross                      Gross
                                               Revenues       Profit      Revenues       Profit
                                              -----------  ------------  -----------  ------------
SMPG........................................ $    65,906  $     18,292  $    57,431  $        580
ASPG........................................      23,732         6,156       42,379         7,250
SPG.........................................      11,622         4,224        7,178         1,283
SCC.........................................          --            --          736           156
Technology Licensing........................      10,912        10,912       10,348        10,348
                                              -----------  ------------  -----------  ------------
                                             $   112,172  $     39,584  $   118,072  $     19,617
                                              ===========  ============  ===========  ============

                                                  Nine Months Ended          Nine Months Ended
                                                 September 30, 2004         September 30, 2005
                                              -------------------------  -------------------------
                                                              Gross                      Gross
                                               Revenues       Profit      Revenues    Profit (Loss)
                                              -----------  ------------  -----------  ------------
SMPG........................................ $   217,824  $     62,501  $   147,684  $     (1,778)
ASPG........................................      57,514        16,657      100,647         18172
SPG.........................................      32,863        10,411       21,378         2,373
SCC.........................................          --            --        2,167            65
Technology Licensing........................      36,933        36,933       25,810        25,810
                                              -----------  ------------  -----------  ------------
                                             $   345,134  $    126,502  $   297,686  $     44,642
                                              ===========  ============  ===========  ============

We do not assign intangible asset amortization to the segments as management does not include this expense when reviewing and evaluating the segment performance. A reconciliation of the total reporting gross profit for the three and nine months ended September 30, 2004 and 2005 is as follows (in thousands):

                                                 Three Months Ended         Three Months Ended
                                                 September 30, 2004         September 30, 2005
                                              -------------------------  -------------------------
                                                 2004          2005         2004          2005
                                              -----------  ------------  -----------  ------------
Gross profit from operating segments........ $    39,584        19,617  $   126,502        44,642
Amortization of intangibles.................          --           472           --         1,642
                                              -----------  ------------  -----------  ------------
Total gross profit.......................... $    39,584  $     19,145  $   126,502  $     43,000
                                              ===========  ============  ===========  ============

11. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                              ------------------------  ------------------------
                                                                   2004         2005          2004       2005
                                                              -----------  -----------  -----------  -----------
Net income (loss)........................................... $    14,522  $    (4,794) $    50,854  $   (38,278)

Other comprehensive income:
   Change in net unrealized gains
      on investments, net of tax............................       2,921          640        4,724       10,430
   Cumulative translation adjustment........................          --            6           --          (29)
                                                              -----------  -----------  -----------  -----------
Total comprehensive income (loss)........................... $    17,443  $    (4,148) $    55,578  $   (27,877)
                                                              ===========  ===========  ===========  ===========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                       December 31,  September 30,
                                                           2004          2005
                                                       ------------  ------------
Net unrealized gains on investments, net of tax...... $     16,515  $     26,945
Cumulative translation adjustment....................           27            (2)
                                                       ------------  ------------
                                                      $     16,542  $     26,943
                                                       ============  ============

12. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and nine months ended September 30, 2004 and 2005, and our related party accounts receivable and accounts payable and accruals as of December 31, 2004 and September 30, 2005 (in thousands):

                                                  Three Months Ended         Three Months Ended
                                                 September 30, 2004         September 30, 2005
                                              -------------------------  -------------------------
                                               Revenues      Purchases    Revenues      Purchases
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $     1,843  $         --  $       879  $         --
Apacer Technology, Inc. & related entities..         469            --          512            --
Silicon Professional Technology Ltd.........      46,108            --       65,824            --
Grace Semiconductor Manufacturing Corp......          --         4,246           29         4,138
King Yuan Electronics Company, Limited......          --        10,741           --         7,461
Powertech Technology, Incorporated..........          --         4,346           --         3,317
                                              -----------  ------------  -----------  ------------
                                             $    48,420  $     19,333  $    67,244  $     14,916
                                              ===========  ============  ===========  ============

                                                  Nine Months Ended          Nine Months Ended
                                                 September 30, 2004         September 30, 2005
                                              -------------------------  -------------------------
                                               Revenues      Purchases    Revenues      Purchases
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $     6,181  $         --  $     2,717  $         --
Apacer Technology, Inc. & related entities..       1,818           707        1,354            --
Silicon Professional Technology Ltd.........     168,027            --      152,803            --
Grace Semiconductor Manufacturing Corp......          --        27,606          160        38,910
King Yuan Electronics Company, Limited......          --        28,342           --        24,283
Powertech Technology, Incorporated..........          --        11,423           --        10,144
                                              -----------  ------------  -----------  ------------
                                             $   176,026  $     68,078  $   157,034  $     73,337
                                              ===========  ============  ===========  ============

                                                  December 31, 2004          September 30, 2005
                                              -------------------------  -------------------------
                                                              Trade                      Trade
                                                 Trade       Accounts       Trade       Accounts
                                               Accounts    Payable and    Accounts    Payable and
                                              Receivable     Accruals    Receivable     Accruals
                                              -----------  ------------  -----------  ------------
Silicon Technology Co., Ltd................. $       322  $         --  $       376  $         --
Apacer Technology, Inc. & related entities..         458           320          272            --
Professional Computer Technology Limited....          --            72           --            33
Silicon Professional Technology Ltd.........      32,037           694       52,051         1,005
Grace Semiconductor Manufacturing Corp......         156        17,227          316         3,277
King Yuan Electronics Company, Limited......          --        13,702           --        13,313
Powertech Technology, Incorporated..........          --         3,867           --         4,839
                                              -----------  ------------  -----------  ------------
                                             $    32,973  $     35,882  $    53,015  $     22,467
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

13. Income Taxes

We have determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a valuation allowance against our deferred tax assets at September 30, 2005. Our provision for the three and nine months ended September 30, 2005 is primarily related to foreign withholding taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

One of our key initiatives is the active development of our non-memory business. Our objective is to transform SST from a pure-play in flash to a multi-product line company. We continue to execute on our plan to achieve, by mid-2008, 30 percent revenue contribution from non-memory products, which includes embedded controllers, NAND controller based products, smart card ICs and radio frequency ICs and modules. We believe that this is an area in which we have significant competitive advantages and also an area that can yield profitable revenue with higher and more stable gross margins in the long run.

During the third quarter of 2005, we achieved higher than expected revenues and our loss per share improved substantially from the prior quarter. Units shipped during the third quarter set a new record, increasing 28% from our previous record achieved in the fourth quarter of 2004. We also set new individual unit shipment records in many high volume applications, including notebook PCs, hard disk drives, printers, LCD monitors, digital TVs, DVD-RW drives, MP3 players, set-top-boxes, cordless phones, GPS and Bluetooth modules. Compared with the previous quarter, unit shipments for 4Mbit and below densities grew 25%, 8Mbit and above densities grew 39% and non-memory products grew 38%. Unit shipments for serial flash products also set a new record with a 46% increase compared with the previous quarter.

Looking at our application segments, units shipped to the wireless communications segment set a new record, growing 42% from the prior quarter, largely due to the increased shipments to Bluetooth, cordless phone, cell phone, GPS module, and SIM card applications. Units shipped to the digital consumer segment set a new record, growing 29% from the prior quarter, driven by the increased shipments to MP3 player, DVD player, DVD-RW drive, DVD ROM drive, electronic book, set-top-box, digital TV and video game applications. Units shipped to the Internet computing segment grew 28% from the prior quarter and posted another record quarter, largely due to the renewed strong demand in the desktop and notebook PC, workstation, LCD monitor, printer, hard disk drive and graphics card applications. In fact, the unexpected strong demand has created a severe shortage for certain products in PC applications and we have had our customers on allocation since August. Finally, the networking segment increased by 10%, primarily due to improved shipments to networking equipment, cable modem, DSL modem and wireless LAN applications.

With the strengthening demand and the tightening supply experienced during the quarter, we began to see prices increase for new quotations toward the last month of the third quarter. However, for the whole third quarter, the price erosion was down 7%. By comparison, our price erosion for the second quarter was 8%. Our blended ASP, which takes into consideration our product mix, decreased 1.7% for the third quarter.

During the third quarter, revenue contribution from non-memory products increased more than 90% as compared to the prior quarter, and contributed 17% of our total product revenue, primarily due to the increased shipments of controller products with embedded flash to consumer applications.

We are continuing to reduce manufacturing costs through the transition to smaller geometries. Substantially all of our new wafer starts are now in 0.25 micron and 0.18 micron geometries. We are in the process of developing 0.13 micron and 0.12 micron process technologies.

Our inventory level continued to decline in the third quarter as a result of increased shipments and a reduction in wafer starts during the past several quarters. As more than 55% of our inventory is in the 8Mbit and higher densities, we expect our inventory reduction to continue at a healthy rate as we ship an increasing volume of higher density products through the end of this year. We continue to expect to generate positive operating cash flow in the fourth quarter due to the increased shipment of higher density inventories, although operating cash flow will remain negative for the year.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we have seen strengthening of market demand in the third quarter of 2005, our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 90.0%, 86.0% and 86.9% of our net product revenues during 2003, 2004 and the nine months ended September 30, 2005, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, excluding transactions through stocking representatives and distributors, accounted for 37.7%, 29.1% and 28.9% of our net product revenues in 2003, 2004 and the nine months ended September 30, 2005, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2003, 2004 or the nine months ended September 30, 2005.

Since 2001, we have been out-sourcing activities for our customer service logistics to support our customers. Currently Silicon Professional Technology Ltd., or SPT, supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2003 and 2004 and the nine months ended September 30, 2005, SPT serviced end customer sales accounting for 64.2%, 52.9% and 56.2%, respectively, of our net product revenues recognized. As of December 31, 2004 and September 30, 2005, SPT represented 55.1% and 70.1% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 29.9%, 34.0% and 38.5% of our product shipments in 2003, 2004 and the nine months ended September 30, 2005, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 32.8%, 25.1% and 18.6% of our shipments to end users in 2003, 2004 and the nine months ended September 30, 2005, respectively.

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations: Quarter and Nine Months Ended September 30, 2005

Net Revenues

                                    Three Months Ended
                                ---------------------------
                                Sep 30,   June 30,  Sep 30,     Sequential       Year-Over-
                                  2004     2005      2005         Change         Year Change
                                --------  -------  --------  ---------------  ---------------
Product revenues.............. $101,260  $84,882  $107,724  $22,842    26.9% $ 6,464     6.4%
Technology licensing..........   10,912    8,417    10,348    1,931    22.9%    (564)   -5.2%
                                --------  -------  --------  ------- -------  ------- -------
Total net revenues............ $112,172  $93,299  $118,072   24,773    26.6% $ 5,900     5.3%

                                    Nine Months Ended
                                  --------------------
                                   Sep 30,    Sep 30,       Year-Over-
                                    2004       2005        Year Change
                                  ---------  ---------  ----------------
Product revenues................ $ 308,201  $ 271,876  $(36,325)  -11.8%
Technology licensing............    36,933     25,810   (11,123)  -30.1%
                                  ---------  ---------  -------- -------
Total net revenues..............   345,134    297,686   (47,448)  -13.7%

Net revenues increased $24.8 million or 26.6% from the second quarter of 2005 and $5.9 million or 5.3% from the third quarter of 2004 to $118.1 million. In the third quarter of 2005, we shipped a record number of units. Net unit shipments increased 30.3% from the prior quarter and 48.2% from the comparable quarter of 2004. This increase in unit shipments was the main reason for the increase in revenue over the prior periods. While the average selling prices of our products decreased 28.1% from the third quarter of 2004, they began to stabilize during the current quarter with only a 1.7% reduction from the second quarter of 2005. In addition to increased unit shipments during the third quarter of 2005, we recognized increased up-front fees from our licensees from new agreements and milestone completion from existing agreements as compared to the second quarter of 2005.

Net revenues for the nine months ended September 30, 2005 decreased $47.4 million, or 13.7% from the comparable nine months of 2004 largely as a result of a 29.3% decrease in the average selling prices of our products due to industry oversupply and heavy competition over the past year. In addition to the decrease in the average selling prices of our products, we recognized lower up-front fees from our licensees due to the timing of new license agreements and milestone completions from existing agreements.

Product Revenues

The following charts and discussion are based on our reportable segments described in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

SMPG

                                    Three Months Ended
                                ---------------------------
                                Sep 30,   June 30,  Sep 30,     Sequential       Year-Over-
                                  2004     2005      2005         Change         Year Change
                                --------  -------  --------  ---------------  ---------------
SMPG revenue.................. $ 65,906  $46,109  $ 57,431  $11,322    24.6% $(8,475)  -12.9%

                                    Nine Months Ended
                                  --------------------
                                   Sep 30,    Sep 30,       Year-Over-
                                    2004       2005        Year Change
                                  ---------  ---------  ----------------
SMPG revenue.................... $ 217,824  $ 147,684  $(70,140)  -32.2%

SMPG net revenues increased $11.3 million, or 24.6%, in the third quarter of 2005 compared to the second quarter of 2005. The increase quarter over quarter is due to a 32.7% increase in unit shipments as market demand strengthened and supply tightened. Although unit shipments increased 13.7% from the third quarter of 2004, overall SMPG revenue decreased due to a 23.3% decrease in the average selling price of SMPG products largely due to pricing pressures in the market over the past year. SMPG revenue decreased year over year due to both an 8.3% decrease in unit shipments and a 25.9% decrease in the average selling price of SPMG products due to industry oversupply and heavy competition over the past year. However, we began to experience stronger demand and improved pricing in the third quarter which, assuming no drastic changes occur in the U.S. and international economies, we anticipate will continue through the end of 2005.

ASPG

                                    Three Months Ended
                                ---------------------------
                                Sep 30,   June 30,  Sep 30,     Sequential       Year-Over-
                                  2004     2005      2005         Change         Year Change
                                --------  -------  --------  ---------------  ---------------
ASPG Revenue.................. $ 23,732  $30,540  $ 42,379  $11,839    38.8% $18,647    78.6%

                                    Nine Months Ended
                                  --------------------
                                   Sep 30,    Sep 30,       Year-Over-
                                    2004       2005        Year Change
                                  ---------  ---------  ----------------
ASPG revenue.................... $  57,514  $ 100,647  $ 43,133    75.0%

ASPG revenue increased $11.8 million, or 38.8%, in the third quarter of 2005 compared to the second quarter of 2005. The increase was largely a result of record unit shipments for serial flash products which grew 46.3% quarter over quarter and media controllers which grew close to two thousand percent. Although ASPG also faced heavy pricing pressures over the past year, the significant increase in serial flash products and media controllers, as well as the acquisition of Emosyn resulted in an $18.6 million, or 78%, increase in revenue from the same quarter of last year as well as a 75%, or $43.1 million, increase year over year. Assuming no drastic changes occur in the U.S. and international economies, we anticipate that our serial flash products and non-memory media controllers will continue to remain strong through the fourth quarter of 2005 in addition to the strengthening of other products within the ASPG segment as a result of increased demand and improved pricing environment.

SPG

                                    Three Months Ended
                                ---------------------------
                                Sep 30,   June 30,  Sep 30,     Sequential       Year-Over-
                                  2004     2005      2005         Change         Year Change
                                --------  -------  --------  ---------------  ---------------
SPG revenue................... $ 11,622  $ 7,485  $  7,178  $  (307)   -4.1% $(4,444)  -38.2%

                                    Nine Months Ended
                                  --------------------
                                   Sep 30,    Sep 30,       Year-Over-
                                    2004       2005        Year Change
                                  ---------  ---------  ----------------
SPG revenue..................... $  32,863  $  21,378  $(11,485)  -34.9%

SPG revenue remained relatively flat from the second quarter of 2005 to the third quarter of 2005 as both unit shipments and average selling prices fluctuated less than 6% period over period. Revenue in the third quarter of 2005 decreased from the comparable quarter of 2004 primarily due to a 29.9% decrease in the average selling price of SPG's products. Revenue for the nine months ended September 30, 2005 decreased from the comparable period of 2004 primarily due to 17.9% and 17.8% decrease in the average selling price and unit shipments, respectively, of SPG's products. The decrease in the selling price of SPG's products was mainly due to significant pricing pressures experienced over the past year as a result of industry oversupply and heavy competition.

SCC

                                    Three Months Ended
                                ---------------------------
                                Sep 30,   June 30,  Sep 30,     Sequential       Year-Over-
                                  2004     2005      2005         Change         Year Change
                                --------  -------  --------  ---------------  ---------------
SCC Revenue................... $      0  $   748  $    736  $   (12)   -1.6% $   736   N/A

Although SCC unit shipments in the third quarter of 2005 increased from the second quarter, continued pricing pressures during the quarter reduced revenue for a net 1.6% decrease quarter over quarter. The SCC segment was purchased from G-Plus in November 2004, there was no segment revenue for the three or nine months ended September 30, 2004. We anticipate that the revenue from the SCC segment will remain relatively insignificant through the remainder of 2005 and into 2006.

Technology Licensing Revenue

                                    Three Months Ended
                                ---------------------------
                                Sep 30,   June 30,  Sep 30,     Sequential       Year-Over-
                                  2004     2005      2005         Change         Year Change
                                --------  -------  --------  ---------------  ---------------
Technology licensing.......... $ 10,912  $ 8,417  $ 10,348  $ 1,931    22.9% $  (564)   -5.2%

                                    Nine Months Ended
                                  --------------------
                                   Sep 30,    Sep 30,       Year-Over-
                                    2004       2005        Year Change
                                  ---------  ---------  ----------------
Technology licensing............ $  36,933  $  25,810  $(11,123)  -30.1%

Revenues from royalties and license fees increased from the second quarter of 2005 mainly due to up-front fees on new license agreements that were entered into and milestone completions from existing license agreements. While technology license revenue remained relatively flat in the third quarter of 2005 compared to the third quarter of 2004, year over year revenues decreased 30.1%. The decrease year over year was mainly due to the timing of milestone completion on new and existing licensees. We anticipate that revenues from technology licensing may fluctuate significantly in the future.

Gross Profit

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
Product gross profit............... $ 28,672  $ 2,845  $  8,797  $ 5,952   209.2% $(19,875)  -69.3%
Product gross margin...............     28.3%     3.4%      8.2%
Technology licensing gross profit..   10,912    8,417    10,348    1,931    22.9%     (564)   -5.2%
Technology licensing gross margin..    100.0%   100.0%    100.0%
                                     --------  -------  --------  ------- -------  -------- -------
Total gross profit................. $ 39,584  $11,262  $ 19,145  $ 7,883    70.0% $(20,439)  -51.6%
Total gross margin.................     35.3%    12.1%     16.2%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ----------------
Product gross profit................. $  89,569  $  17,190  $(72,379)  -80.8%
Product gross margin.................      29.1%       6.3%
Technology licensing gross profit....    36,933     25,810   (11,123)  -30.1%
Technology licensing gross margin....     100.0%     100.0%
                                       ---------  ---------  -------- -------
Total gross profit................... $ 126,502  $  43,000  $(83,502)  -66.0%
Total gross margin...................      36.7%      15.0%

Both gross profit and gross margin improved for the third quarter of 2005 compared to the second quarter of 2005 largely due to improved pricing trends in the third quarter relative to the prior quarter. The second quarter of 2005 included inventory write-downs of $11.8 million due to the industry oversupply and heavy competition. The increase in technology license revenue in the quarter also contributed to the increase in gross profit in the current quarter compared to the prior quarter. Gross profit and gross margin decreased from the third quarter of 2004 primarily due to the decreased average selling prices of our products and product mix.

The industry oversupply and heavy competition over the past year was the major contributor to the decrease in both gross profit and gross margin during the nine months ended September 30, 2005 as compared to the comparable period of 2004. The industry oversupply and heavy competition contributed to a in 29.3% decrease in the average selling price of our products and a provision for inventory write-downs and adverse purchase commitments for lower-of-cost-or-market and excess inventory of $36.1, as compared to $11.5 million for the same nine months of 2004. In addition to the decrease in the average selling price of our products and provision for inventory, we recognized lower up-front fees from our licensees due to the timing of new license agreements and milestone completions from existing agreements.

Gross margin for unrelated party shipments was 12.9% while gross margin for related party shipments was 1.5%. The primary reason for the difference in gross margin is that the majority of our high volume customer shipments are made through SPT, our logistics center, which is considered a related party transaction. For more information related to SPT, please also see "Business Risks - We depend on SPT, our logistics center, to support many of our customers in Asia" or refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004.

For other factors affecting our gross profit, please also see "Business Risks - We incurred material inventory valuation adjustments in 2002, 2003, 2004 and the first nine months of 2005, and we may incur additional material inventory valuation adjustments in the future."

We expect that the difficult market that has negatively affected our results from late in 2004 thru the first half of 2005 should continue to improve as market demand strengthens and the pricing environment improves. In addition, the expected shipment ramp of our serial flash products, certain non-memory products and non-commodity memory products, coupled with continued lowering of our manufacturing costs, should position us for growth in the fourth quarter and beyond.

SMPG

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
SMPG gross profit.................. $ 18,292  $   715  $    580  $  (135)  -18.9% $(17,712)  -96.8%
SMPG gross margin..................     27.8%     1.6%      1.0%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ----------------
SMPG gross profit.................... $  62,501  $  (1,778) $(64,279)  -102.8%
SMPG gross margin......................    28.7%      -1.2%

While SMPG gross margins remained relatively flat compared to the second quarter of 2005, gross margins for the three and nine months ended September 30, 2005 have decreased significantly from the comparable periods in 2004. The decrease in gross margin is primarily driven by price erosion as a result of industry over-supply and severe competition beginning in the fourth quarter of 2004 and into the third quarter of 2005. In addition, we experienced excessive inventory build late in 2004 and early 2005 as a result of the downturn in the market. In addition to lower margins resulting from lower selling prices, the price erosion and excessive inventory levels resulted in a net inventory reserve increase on SMPG inventory of $23.4 million during the first nine months of 2005. Although we are seeing improvements in pricing and stronger demand, we expect margin improvements for SMPG to be modest over the next quarter as we complete pricing commitments with certain customers.

ASPG

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
ASPG gross profit.................. $  6,156  $ 1,953  $  7,250  $ 5,297   271.2% $  1,094    17.8%
ASPG gross margin..................     25.9%     6.4%     17.1%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
ASPG gross profit.................... $  16,657  $  18,172  $  1,515     9.1%
ASPG gross margin......................    29.0%      18.1%

ASPG gross profit increased in the third quarter of 2005 as compared the second quarter of 2005 primarily due to increased shipments of serial flash products and media controllers, both of which recorded record shipments in the third quarter of 2005. The increase in gross margin was a result of product mix and a 4.7% increase in ASPG's overall average selling price. Although the average selling price for ASPG products increased quarter over quarter, there was still some modest price erosion for some of our products. Gross margin decrease from the third quarter of 2004 to the third quarter of 2005 was primarily due to a 27.5% decrease in the average selling price of ASPG's products driven by price erosion as a result of industry over-supply and severe competition beginning in the fourth quarter of 2004 and into the third quarter of 2005. Year over year, gross profit increased due to the increase in shipments but the gross margin decreased primarily due to a 28.5% decrease in the average selling price of ASPG's products. We anticipate gross profit and gross margin for ASPG to improve over the fourth quarter as the market strengthens and prices stabilize and as a result of our continued focus on building our serial flash and media controller business.

SPG

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
SPG gross profit................... $  4,224  $   679  $  1,283  $   604    89.0% $ (2,941)  -69.6%
SPG gross margin...................     36.3%     9.1%     17.9%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
SPG gross profit..................... $  10,411  $   2,373  $ (8,038)  -77.2%
SPG gross margin.....................      31.7%      11.1%

SPG gross profit and gross margin increased from the second period of 2005 to the third of 2005 primarily as a result of improved manufacturing costs and product mix. Gross margin and gross profit during the three and nine months ended 2005 decreased from the comparable periods of 2004 primarily due price erosion as a result of industry over-supply and heavy competition which began in the fourth quarter of 2004.

SCC

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
SCC gross profit................... $      0  $   (58) $    156  $   214   -369.0% $    156  N/A
SCC gross margin...................      0.0%    -7.8%     21.3%

The SCC segment remained insignificant and we do not expect this situation to change until late 2006. The improvement in SCC's gross profit and gross margin is primarily due to inventory adjustments in the second quarter of 2005. The SCC segment was created through the acquisition of G-Plus in November 2004, and, as a result, there was no prior year comparable activity.

Operating Expenses

Research and development.

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
Research and development........... $ 11,574  $13,086  $ 11,770  $(1,316)   -10.1% $    196     1.7%
  Percent of revenue...............     10.3%    14.0%     10.0%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
Research and development............. $  35,419  $  36,821  $  1,402      4.0%
   Percent of revenue................      10.3%      12.4%

Research and development expenses, or R&D, include costs associated with the development of new technologies, enhancements to existing technologies, the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks.

R&D expenses for the third quarter of 2005 were $11.8 million, a $1.3 million decrease from the second quarter of 2005. The decrease is largely related to headcount related expenses including salaries and wages and allocated facility costs. Salaries and other benefits decreased due to the reduction in headcount as we leveraged off of existing infrastructure and integrated the Emosyn business following the acquisition of the remaining minority interest in the second quarter of 2005. The reduction of allocated facility related costs was largely a result of reduced facility costs due to the consolidation of buildings as older leases expired in the second quarter of 2005. R&D expenses remained relatively flat in the third quarter of 2005 compared to the same quarter of the prior year. R&D expenses increased 4% year over year due to a combination of increased costs associated with the timing of activities related to new technology and product development as well as the increase in headcount as a result of our acquisitions over the past year. We expect that R&D expenses will fluctuate based on the timing of engineering projects for both new product introductions and the development of new technologies to support our future growth.

Sales and marketing.

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
Sales and marketing................ $  7,262  $ 7,006  $  7,178  $   172      2.5% $    (84)   -1.2%
  Percent of revenue...............      6.5%     7.5%      6.1%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
Sales and marketing.................. $  21,461  $  21,524  $     63      0.3%
   Percent of revenue................       6.2%       7.2%

Sales and marketing expenses mainly consist of commissions, headcount and related costs, as well as travel, entertainment and promotional expenses.

Sales and marketing expenses remained relatively flat in the third quarter of 2005 compared to both the second quarter of 2005 and the third quarter of 2004 as well as year over year. The reduction as a percent of revenue from the second quarter to the third quarter of 2005 is mainly due to decreased salaries and other benefits as we leveraged off of existing infrastructure and integrated the Emosyn business following the acquisition of the remaining minority interest in the second quarter of 2005. We expect that sales and marketing expenses may increase in dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative.

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
General and administrative......... $  4,259  $ 7,123  $  5,683  $(1,440)   -20.2% $  1,424    33.4%
  Percent of revenue...............      3.8%     7.6%      4.8%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
General and administrative........... $  12,837  $  19,508  $  6,671     52.0%
   Percent of revenue................       3.7%       6.6%

General and administrative expenses, or G&A, mainly consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

G&A expenses decreased 20.2% from the second quarter of 2005. In the second quarter of 2005, we had a one-time increase in contingent tax consulting fees associated with a tax refund project and lower out of pocket legal fees associated with the shareholder lawsuit as a result of reaching our retention limit. The increase in G&A expenses in the third quarter of 2005 compared to the comparable quarter of 2004 relates mainly to amortization expenses as a result of our acquisitions over the past year and increased headcount to support additional work as a result of the increased complexity resulting from these acquisitions and the continuing complexity in accounting regulations, including compliance under Sarbanes-Oxley. Year over year, G&A expenses increased largely due to increased accounting and outside consulting fees associated with Sarbanes-Oxley compliance work, increased salaries and benefits related to increased headcount and a one-time increase in contingent tax consulting fees associated with a tax refund project. We will continue to have costs associated with Sarbanes-Oxley compliance although we anticipate that cost will not be as large as we experienced in late 2004 and early 2005. We anticipate that general and administrative expenses may increase in dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth. We may also incur additional expenses in connection with the shareholder class action and shareholder derivative litigation. For further information on this litigation see "Legal Proceedings."

Other operating expenses.

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  -----------------
Other operating expenses........... $  1,737  $ 2,911  $    (16) $(2,927)  -100.5% $ (1,753)  -100.9%
  Percent of revenue...............      1.5%     3.1%      0.0%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
Other operating expenses............. $   3,216  $   2,895  $   (321)   -10.0%
   Percent of revenue................       0.9%       1.0%

During the second quarter of 2005, we recorded an expense to other operating expense of $2.9 million related to in-process research and development, or IPR&D, in conjunction with the acquisition of Actrans and the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. During the third quarter of 2004, we recorded an expense of $1.7 million to other operating expense related to IPR&D in conjunction with the acquisition of the majority interest in Emosyn. In addition to the IPR&D charge in the third quarter of 2004, we recorded an expense to other operating expense of $1.5 million relating to an operating lease for two unoccupied buildings, for a total $3.2 million other operating expense for the nine months ended September 30, 2004. This charge represented the fair value of the liability which was determined by the remaining lease commitment reduced by estimated sublease income relating to these two buildings.

Other income and expense.

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
Other income (expense), net........ $    684  $ 1,014  $    371  $  (643)   -63.4% $   (313)  -45.8%
  Percent of revenue...............      0.6%     1.1%      0.3%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
Other income (expense), net.......... $   1,296  $   1,586  $    290     22.4%
   Percent of revenue................       0.4%       0.5%

Other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. The second quarter of 2005 included annual dividends declared by our investee companies. While substantially all of the annual dividends were declared and recorded in the second quarter of 2005, in 2004, some of the annual dividends were not declared and recorded until the third quarter of 2004, resulting in higher other income in the third quarter of 2004 compared to 2005. On a year to date basis, net other income and expense increased due to higher dividend income from our investees based on their performance. We anticipate that net other income and expense will be insignificant for the fourth quarter of 2005.

Interest expense.

                                         Three Months Ended
                                     ---------------------------
                                     Sep 30,   June 30,  Sep 30,     Sequential        Year-Over-
                                       2004     2005      2005         Change         Year Change
                                     --------  -------  --------  ---------------  ----------------
Interest expense................... $     22  $    37  $     98  $    61    164.9% $     76   345.5%
  Percent of revenue...............      0.0%     0.0%     -0.1%

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,       Year-Over-
                                         2004       2005        Year Change
                                       ---------  ---------  ---------------
Interest expense..................... $      89  $     156  $     67     75.3%
   Percent of revenue................       0.0%       0.1%

Interest expense remains relatively low period over period as we do not have significant outstanding debt. Interest expense in the third quarter of 2005 increased compared to the second quarter of 2005 and the third quarter of 2004 due to the borrowing against the one year, $3.0 million line of credit with Cathay Bank. We currently have no borrowings against the two year, $35.0 million line of credit with Cathay Bank. If we borrow against this line in the future, interest expense will increase as a result of the borrowings.

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2005. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the first nine months of 2005 was $2.0 million, which consists primarily of foreign withholding taxes.

Liquidity and Capital Resources

                                         Nine Months Ended
                                       --------------------
                                        Sep 30,    Sep 30,
                                         2004       2005
                                       ---------  ---------
Cash provided by (used in):
Operating activities................. $  (4,491) $ (50,516)
Investing activities................. $ (23,333) $  54,140
Financing Activities................. $  (9,161) $   6,029

Operating activities. The major contributing factors to our use of operating cash over the past nine months are the reduction of trade payables and accruals of $37.2 million, as a result of payments mainly for prior inventory related purchases, and increased trade receivables of $17.9 million due to increased shipment volumes in the third quarter. Although we had a net loss of $38.3 million for the nine months ended September 30, 2005, the net loss was offset by non-cash charges, primarily related to a provision for inventory of $32.1 million and depreciation and amortization expense of $7.2 million. For the nine months ended September 30, 2004, our primary usage of operating cash flow was the $97.4 million increase in inventory offset by the increase of trade payables and accruals of $29.2, largely associated with inventory purchases in the third quarter of 2004, and net income of $50.9 million, offset by non-cash items, primarily related to an $11.5 million provision against inventory and depreciation and amortization expense of $4.5 million.

Investing activities. The primary source of cash from investing activities came from the net sales, maturities and purchases of available-for-sale investments which provided cash of $66.4 million, offset by the use of cash for other investing activities, mainly the acquisition of Actrans and the remaining minority interest in Emosyn as well as purchases of fixed assets to support our operations. The net cash provided by investing activities was used to support our operating needs. For the first nine months of 2004, cash used in investing activity related to our acquisition of a majority interest in Emosyn, additional investments in Grace Semiconductor Manufacturing Corporation of $33.2 million, new equity investment in ACET of $4.0 million and capital expenditures of $6.1 million, offset by net sales of available-for-sale investments of $37.1 million.

Financing activities. Cash generated from financing activities in the first nine months of 2005 primarily related to the borrowing against the line of credit of $3.0 million and the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options. In the first nine months of 2004, cash used in financing activities primarily related to the repurchase of common stock, offset by cash generated from the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options.

Principal sources of liquidity at September 30, 2005 consisted of $46.6 million of cash, cash equivalents and short-term available-for-sale investments. In addition, in August 2005, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $35.0 million revolving line of credit. For more information regarding the line of credit, refer to Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements

As of September 30, 2005, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2004.

Purchase Commitments. As of September 30, 2005, we had outstanding purchase commitments with our foundry vendors of $62.0 million for delivery in 2005. We have recorded a liability of $1.0 million for adverse purchase commitments. In comparison, as of December 31, 2004, we had outstanding purchase commitments with our foundry vendors of $100.7 million for delivery in 2005, with a recorded liability of $8.3 million for adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. In 2001 and the second quarter of 2004, we recorded charges to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for unoccupied buildings. These charges represent the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to these buildings. At December 31, 2004 and September 30, 2005, payments made have reduced the recorded liability to $976 thousand and $198 thousand, respectively.

Operating Capital Requirements. We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. We continue to believe that our operations will provide positive cash flow by the end of 2005, based on projected increased revenues over the current period and our focused efforts to reduce inventory levels. However, if we fail to execute to plan, we could experience a further decline in our cash balances. We have secured a line of credit for up to $35.0 million dollars from Cathay Bank to meet operating capital requirements if needed. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

  the average selling prices of our products;

  customer demand for our products;
  the need to secure future wafer production capacity from our suppliers;
  the timing of significant orders and of license and royalty revenue;
  the ability to manage our inventory levels according to plan; and
  unanticipated research and development expenses associated with new product introductions.

Please also see "Business Risks - Our operating results fluctuate significantly and an unanticipated decline in revenues may disappoint securities analyst or investors and result in a decline in our stock price."

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see "Business Risks - If we become engaged in securities class action suits and derivative suits, we may become subject to consuming and costly litigation and divert management resources and could impact our stock price."

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires that a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. In April 2005, the SEC adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is the first interim period of 2006. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. We expect to apply the principles of SAB 107 in conjunction with the adoption of FAS 123R.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", or SFAS 154. SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the first three quarters of 2004, we incurred net losses for 2001, 2002, 2003 the fourth quarter of 2004 and the first nine months of 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation adjustments in 2003, 2004 and the first nine months of 2005, and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. If we over estimate future market demand, we may have excess inventory levels that cannot be sold within a normal operating cycle and we may be required to take a valuation adjustment against excess inventory. As of September 30, 2005, we had $123.7 million of net inventory on hand, an decrease of $32.9 million, or 21.0%, from December 31, 2004 and a decrease of $35.9 million, or 22.5%, from June 30, 2005. Total valuation adjustments to inventory and adverse purchase commitments were $6.7 million in 2003, $35.9 million in 2004 and $32.1 million in the first nine months of 2005. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of September 30, 2005, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. In addition, our allowance includes an allowance for die, work-in-process and finished goods that exceed our estimated forecast for the next twelve to twenty four months. If future customer demand decreases, it may be necessary to take an additional valuation adjustment for excess inventory.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a sharp downturn in several of our markets late in 2000 through 2002, as our customers reacted to weakening demand for their products. We began to experience a slow recovery during 2002 through the first half of 2003. During the second half of 2003 and the first quarter of 2004, demand for our products increased sharply and we began to see improvements in the average selling prices of our products. However, during the second half of 2004 and the first half of 2005, we experienced a demand slow-down for our products. While there appears to be strengthening of demand and tightening of supply in the market during the third quarter of 2005, our business could be harmed by industry-wide fluctuations in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2003, 2004 and the nine months ended September 30, 2005, our export product and licensing revenues accounted for 92.9%, 92.7% and 94.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 90.0%, 86.0% and 86.9% of our net product revenues from Asia during 2003, 2004 and the nine months ended September 30, 2005, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

Since 2001, we have been increasing our out-sourcing activities with our customer service logistics to support our customers. Currently SPT supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of one of our stocking representatives in Taiwan, PCT. During 2003, 2004 and the nine months ended September 30, 2005, SPT serviced end customer shipments accounted for 64.2%, 52.9% and 56.2% of our net product revenues recognized, respectively. As of December 31, 2004 and September 30, 2005, the accounts receivable from SPT accounted for 55.1% and 70.1%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our low density memory products, which presently account for substantially all of our revenues, compete against products offered by Spansion (AMD/Fujitsu), Atmel, Macronix, STMicroelectronics, PMC and Winbond. Our medium-density memory products compete with products offered by Spansion, Intel, STMicroelectronics, Mitsubishi, Samsung, Sharp Electronics and Toshiba. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion (AMD/Fujitsu), Hynix, Intel, Renesas, Samsung, SanDisk, STMicroelectronics and Toshiba, as well as any new entrants to the market.

In addition, we may in the future experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate products based on our technology and circuit design and to sell such products worldwide, subject to our receipt of royalty payments.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We own 158 patents in the United States relating to our products and processes, with expiration dates ranging from 2010 to 2024, and have filed for several more. In addition, we hold several patents in Europe and Canada, and have filed several foreign patent applications in Europe, Japan, Korea, Taiwan and Canada. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

We have become engaged in securities class action suits and derivative suits, which may be costly and divert management resources and could impact our stock price.

Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims.

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain directors and officers in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated and on May 3, 2005, a lead plaintive and a lead counsel were appointed. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaints seek unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005.

In January and February 2005, following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. On April 28, 2005, the deriviative action was stayed by the court.

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

In the past we were sued both by Atmel Corporation and Intel Corporation regarding patent infringement issues and sued Winbond Electronics Corporation regarding our contractual relationship with them. Significant management time and financial resources have been devoted to defending or prosecuting these lawsuits. We settled with Intel in May 1999, with Winbond in October 2000 and with Atmel in June 2005.

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

Public announcements may hurt our stock price. During the course of lawsuits there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

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

For example, changes requiring that we record compensation expense in the statement of operations for stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. The FASB has issued changes to generally accepted accounting principles in the United States that, when implemented in the first quarter of 2006, will require us to record charges to earnings for the stock options we have granted or will grant.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty

Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and may result in a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

International acquisitions involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political, and regulatory risks associated with specific countries. Moreover, we may not realize the anticipated benefits of any or all of our acquisitions. As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. The flash memory products portion of the semiconductor industry, from which we derive substantially all of our revenues, suffered from excess capacity in 2001, 2002, 2003, in late 2004 and early 2005, which resulted in greater than normal declines in our markets, which unfavorably impacted our revenues, gross margins and profitability. While these conditions began to improve during the third quarter of 2005, deteriorating market conditions at the end of 2000 through the first part 2003 and again in the fourth quarter of 2004 and the first half of 2005 have resulted in the decline of our selling prices and harmed our operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write down, or expense, some or all of our investments. In 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. At September 30, 2005, the recorded value of our KYE investment was $2.9 million based on the quoted market price. In 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to an other than temporary decline in its value. As of September 30, 2005, the recorded value of our Apacer investment was $4.4 million. We have equity investments in companies with operations in China, Japan, Taiwan and United States with recorded values at September 30, 2005 of $86.5 million, $0.9 million, $17.4 million and $0.9 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of September 30, 2005 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of September 30, 2005, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of September 30, 2005 (in thousands):

                                                                             Carrying  Interest
                                                                               Value     Rate
                                                                             --------- --------
  Cash and cash equivalents - variable rate................................ $  45,018      0.3%
  Short-term available-for-sale investments - fixed rate...................     1,560      2.1%
  Long-term available-for-sale investments (1 to 2 years) - fixed rate.....        --       --
                                                                             ---------
                                                                            $  46,578      0.4%
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

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Due to the material weakness discussed above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.

Changes in internal control over financial reporting

During the third quarter of 2005, we continued implementation of the following remediation steps to address the weakness discussed above:

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

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 1996, Atmel Corporation filed suit against the SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million based on a jury's fining that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003, the Court of Appeals upheld the jury's verdict. On November 18, 2003 the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

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

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain directors and officers. The factual allegations of these complaints are substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints assert claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions have been consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

Item 6. Exhibits.

(a) Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2004.

10.17	Loan and Security Agreement, dated August 11, 2005, by and among Cathay Bank, SST and cetain subsidiaries of SST. (1) PDF
31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President Finance & Administration, Chief Financial Officer and Secretary required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
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

(1) Filed as Exhibit 10.17 to our Current Report on Form 8-K filed on August 15, 2005 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 9th day of November, 2005.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ JACK K. LAI
Jack K. Lai
Vice President Finance & Administration,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)