Form 10-K
period 2005-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2006-03-16
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission file number 0-26944

Silicon Storage Technology, Inc.

(Exact name of Registrant as Specified in its Charter)

California	77-0225590
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1171 Sonora Court
Sunnyvale, California  94086

(Address of Principal Executive Offices including Zip Code)

(408) 735-9110

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates of SST as of June 30, 2005: $359,725,905 based on the closing price of SST’s Common Stock as reported on the NASDAQ National Market. Number of shares outstanding of SST’s Common Stock, no par value, as of the latest practicable date, February 28, 2006: 103,146,352.

Documents incorporated by reference: Exhibits previously filed as noted on page 40. Part III - A portion of the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Shareholders, to be held on or about June 12, 2006, which will be filed with the Securities and Exchange Commission.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2005
TABLE OF CONTENTS

PART I

Item 1.                        Business

Overview

Silicon Storage Technology, Inc. (SST, us or we) is a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. Flash memory is a form of non-volatile memory that allows electronic systems to retain information when the system is turned off. Flash memory is now used in hundreds of millions of consumer electronics and computing products annually.

We produce and sell many products based on our SuperFlash design and manufacturing process technology. Our products are incorporated into products sold by many well-known companies including Apple, Asustek, BenQ, Cisco, Dell, First International Computer, or FIC, Gigabyte, Huawei, Infineon, Intel, IBM, Inventec, Legend Lenovo, LG Electronics, Freescale Semiconductor, Inc, NEC, Nintendo, Panasonic, Philips, Quanta, Samsung, Sanyo, Seagate, Sony, Sony Ericsson, Texas Instruments and VTech.

We also produce and sell other semiconductor products including smart cards, subscriber identification module, or SIM, cards, radio frequency, or RF, power amplifiers and transceivers and memory controllers.

We license our SuperFlash technology to leading semiconductor companies including 1st Silicon (Malaysia) Sdn. Bhd., Analog Devices, IBM, Freescale Semiconductor, Inc., National Semiconductor Corporation, NEC Corporation, Oki Electric Industry Co., Samsung Electronics Co. Ltd., SANYO Electric Co., Ltd., or Sanyo, Seiko Epson Corporation, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, Shanghai Huahong NEC Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Toshiba Corporation, Vanguard International Semiconductor Corporation, Powerchip Semiconductor Corporation and Winbond Electronics Corporation for applications in semiconductor devices that integrate flash memory with other functions on a single chip.

We have installed our semiconductor manufacturing processes at several leading wafer foundries and semiconductor manufacturers including Global Communication Semiconductor, Grace, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Shanghai Hua Hong NEC Electronics Co. Ltd., TSMC and Yasu Semiconductor Corporation, or Yasu. These companies produce silicon wafers for us that incorporate our process and product intellectual property. These wafers are electrically tested and then subdivided into many small rectangular chips, or die. We work with leading semiconductor assembly and test companies to finish our products by encapsulating and testing them. We are working with Grace, Powerchip Semiconductor Corporation and TSMC to develop new technology for manufacturing our products.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we have seen strengthening of market demand in the second half of 2005, our business could be further harmed by industry-wide prolonged downturns in the future.

The consumer electronics manufacturing industry is concentrated in Asia. We manufacture virtually all of our products in Asia and we sell most of our products in Asia. We derived 90.0%, 86.0% and 87.6% of our net product revenues during 2003, 2004 and 2005, respectively, from product shipments to Asia.

Industry Background

Semiconductor integrated circuits are critical components used in an increasingly wide variety of applications, such as computers and computer systems, communications equipment, consumer products and industrial automation and control systems. As integrated circuit performance has improved and physical size and costs have decreased, the use of semiconductors in many applications has grown significantly.

Nonvolatile memory devices were originally used by the personal computer, or PC, industry to provide the BIOS (basic input/output system) to give the PC sufficient information to start up (boot) and to facilitate its access to its high volume non-volatile memory stored in magnetic media including today’s hard disks. Historically, the demand for semiconductors has been driven by the PC market. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors that are used in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, networking equipment, wireless local area network, or WLAN, devices, cellular phones and Global Positioning Systems, or GPS. Consumer-oriented digital electronic devices include digital cameras, DVD players, MP3 players, personal data assistants, or PDAs, set-top boxes, Digital TVs and video games.

In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. In PCs, this program code, called BIOS, initiates the loading of the PC’s operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, generally flash memory. As a result, virtually every digital electronic system that uses a processor or controller for computing, consumer electronics, communications, and industrial applications requires nonvolatile memory. The predominant forms of nonvolatile memory include Read-Only Memory, Programmable Read-Only Memory and flash memory.

System manufacturers generally prefer nonvolatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages. With re-programmable memory, manufacturers can cost effectively change program codes in response to faster product cycles and changing market specifications. This in turn greatly simplifies inventory management and manufacturing processes. Reprogrammable memory also allows the manufacturer to reconfigure or update a system either locally or through a network connection. In addition, in-system reprogrammable devices can be used for data storage functions, such as storage of phone numbers for speed dialing in a cellular phone or captured images in a digital camera. Flash memory provides these features better than other forms of nonvolatile memory.

Flash memory is the predominant reprogrammable nonvolatile memory device used to store program code and data. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. As a result, the demand for flash memory has grown dramatically. This growth has been fueled by the need for code sharing and other storage functions in a wide array of digital devices. According to a January 2006 Webfeet Research report, worldwide flash memory revenue was $19.9 billion in 2005 and is expected to grow to $27.5 billion in 2006 and to $46.5 billion in 2010.

Our Solution

We are a leading supplier of flash memory semiconductor devices. We believe our proprietary flash memory technology, SuperFlash, offers superior performance, high reliability and a fast, fixed erase time. We further believe that our SuperFlash technology can be scaled to use the semiconductor industry’s most advanced technology nodes and can employ the industry’s lowest cost manufacturing processes.

Our memory devices have densities ranging from 256,000 bits (256 Kb) to 64 million bits (64 Mb) and are generally used for the storage of program code. These memory products are generally called NOR products. These products are generally used to store the instruction set used by the microprocessor or controller in the electronic system product to direct its function. NOR memory can also be used to store data for the system user, but it is generally less expensive to use NAND memory for this purpose. While NOR memory can be used to store data, NAND memory is generally not useful for the storage of instruction code as its interface allows only sequential access to data. As a result, electronic systems often use NOR alone or NOR and NAND together but virtually never NAND memory alone.

Our Strategy

Our objective is to be the leading worldwide supplier of NOR flash memory devices, a leading supplier of other semiconductor products in the consumer electronics market and the leading licensor of embedded flash technology. We intend to achieve our objectives by:

Maintaining a leading position in the program code storage market.   We believe that program code storage is an attractive segment of the flash memory market. The number, variety and performance of digital electronic applications continue to increase. Virtually all of these devices need some sort of nonvolatile memory to direct the function of the product’s microprocessor or controller. We believe that our proprietary SuperFlash technology is superior because it offers higher reliability and better performance at a lower cost than competing solutions. We regularly introduce additional standard and application specific memory products, including our ComboMemory products. ComboMemory products are used for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic device or on multiple die in a common package for optimized performance. We are extending our family of serial flash products which offer smaller form factors for manufacturers that are producing ever smaller and more compact consumer devices. In addition, we are continuing to develop versions of our products that consume less power. These lower voltage devices are particularly desirable when applied in battery-powered electronic systems. For PC BIOS applications, we are also expanding our Low Pin Count, or LPC, Firmware Flash product offering.

Continuing to enhance our leading flash memory technology.   We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology by working closely with technology partners who operate wafer fabrication facilities with advanced lithographic and other manufacturing equipment. As consumer electronics companies produce more complex and more compact products,  we intend to meet their needs and continue to produce some of the smallest and thinnest semiconductor products. We are also  developing and reducing the cost of the associated assembly technologies.

Leveraging our technology and supply chain to become a premier provider of additional semiconductor products.   Many consumer electronics products incorporate our flash memory products. We are expanding our product line to include additional devices that these manufacturers need for their products. We provide RF power amplifier and transceiver products for wireless applications such as cellular phones, GPS, WLAN, Bluetooth, data pagers and cordless telephones. We also provide programmable high-density (NAND) memory controllers that we believe give electronics systems manufacturers superior flexibility in the design and manufacture of their systems. We also offer a selection of our products in die form. This allows our customers to develop multi-chip module products for unusual or small form factor products such as Bluetooth earsets and GPS receivers. We also provide multi-chip module products that incorporate die from other semiconductor manufacturers. We intend to continue to develop products and our supply chain to take advantage of the significant growth opportunities in the wireless applications market with specific focus on cellular phone, GPS, WLAN and Bluetooth applications.

Maintaining a leading position in licensing embedded flash technology.   We believe that our proprietary SuperFlash technology is well-suited for embedded memory applications, which integrate flash memory and other functions onto a monolithic chip. Many electronic system manufacturers have incorporated our technology into the semiconductor devices that are at the heart of their products. We are expanding our licensing of SuperFlash technology to additional semiconductor wafer foundries at finer technology nodes for embedded flash applications to enhance the value of our technology to these electronic system manufacturers. Many digital electronic devices currently being introduced, such as MP3 players, digital cameras and PDAs, require high-density (NAND) flash memory for storing music, pictures and other data that require large data storage capacities in addition to the NOR memory required to operate the system’s controller. We believe that the market for high-density (NAND) flash memory is attractive based on its potential size and growth. We are further developing our technology to address the high-density (NAND) flash memory markets and are licensing our technology to semiconductor manufacturers that intend to compete in this market.

Our Products

Currently, we offer low and medium density devices (256 Kbit to 64 Mbit) that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are segmented largely based upon attributes such as density, voltage, access speed, package and target application. We divide our products into four reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG and SST Communications Corporation, or SCC.

SMPG.   SMPG includes the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family and the Many-Time Programmable, or MTP, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if transfers occurred as of January 1, 2003.

ASPG.   ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives, optical drives and PCs. ASPG also includes flash embedded controllers such as the ATA flash disk controller for consumer, industrial and mass data storage applications. We acquired a majority ownership of Emosyn on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn. As a result of the acquisition of the remaining minority interest, the management of Emosyn’s products was integrated into ASPG. Commencing in the second quarter of 2005, we no longer considered Emosyn its own reportable segment and Emosyn’s flash memory based smart-card IC’s were included in ASPG. These products are used primarily in cell phone applications and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. Our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of September 10, 2004. Effective January 1, 2003, we transferred FlashFlex51 microcontroller products from ASPG to SPG. Accordingly, our segment revenues and gross profit information have been reclassified for presentation purposes as if the transfer occurred as of January 1, 2003.

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

Technology Licensing

We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2005, we held 168 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2024 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China.

Customers

We provide high-performance flash memory solutions and other products to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry’s leading companies. In digital consumer products, we provide products for consumer electronic companies including Funai, Orion, Apple, ALCO, Inventec, Reingncom, Sagem, Bang & Olufsen, BenQ, Canon, Creative Technologies, Daewoo, Hitachi, Hon Hai, JVC, LG, Lite-On, BBK, Kaon Media, Sandmartin, Matetel, Micro, Mustek, Nintendo, Panasonic, Philips, Pioneer, Samsung, Sanyo, Sharp, Sony, TCL, TEAC, Toshiba, Thomson, TiVo and Micronas. In networking, we provide products for Broadcom, Atheros, Buffalo, Cameo Communications, Conexant, Austek, Gemtech, Hon Hai, Mitsumi, Sagem, Samsung, Tecom, Huawei, ZTE, Alpha Networks, Cybertan and Avocent. In wireless communications, we provide products for companies including Cambridge Silicon Radio, Sagem, Mitsumi, Alps, Bang & Olufsen, Binatone, CCT, Crestfounder, Eastern Peace Smart Card, GN Netcom, Haier, Hon Hai, Inventec, Ningbo Bird, Orga Samsung, Sagem, Syscom, Tecom, USI, Watchdata, Vtech , Xinwei and ZTE. In Internet computing, we provide a wide array of products for companies including Apple, Asustek, Compal, Dell, ECS, FIC, Fitjitsu, Gigabyte, Hon Hai, HP, Intel, Inventec, Lenovo, LG,  Lexmark, Lite-On, Matsushita, Mitac, Quanta, Samsung, Fujitsu, Siemens, Sharp, Seagate, Western Digital Maxtor and Wistron.

The following tables illustrate the geographic regions in which our customers or licensees operate based on the country to which the product is shipped by us or the logistics center or license revenue is generated.

	Year ended December 31,
	2003	2004	2005
	(in thousands)
United States	$19,600	$32,833	$21,261
Europe	9,957	28,863	32,008
Japan	27,575	35,233	26,455
Korea	25,214	36,715	32,702
Taiwan	109,254	125,491	74,753
China (including Hong Kong)	76,107	148,100	208,658
Other Asian Countries	27,334	41,963	35,062
	$295,041	$449,198	$430,899

Sales and Distribution

We sell a majority of our products to customers in Asia through our representatives. We distribute a majority of our products through our logistics center. We also sell and distribute our products in North America and Europe through manufacturers’ representatives and distributors. Our manufacturer representative and distributor relationships are generally cancelable, with reasonable notice, by either party.

Backlog

Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer’s needs and in our supply of products.  Accordingly, the dollar amount associated our backlog of open purchase orders at any given time is not a meaningful indicator of future sales.  Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

Applications

As the Digital Consumer, Networking, Wireless Communications and Internet Computing industries continue to expand and diversify, new applications are likely to be developed. We believe our products are designed to address this expanding set of applications:

Digital Consumer		Networking	Wireless Communications	Internet Computing
TV Replayer	Set-top Box	VoIP	Cellular Phone	Information Appliance
Digital TV	CD-ROM Drive	DSL Modem	Data Pager	Notebook PC
Digital Camera	CD-RW Drive	Cable Modem	Cordless	Desktop PC
Digital Camcorder	DVD-ROM Drive	V.90/56K Modem	Telephone	Hard Disk Drive
DVD Player	DVD-RAM Drive	Wireless LAN	GPS on Cellular	ICD Monitor
DVD Recorder	DVD-RW Drive	Network	Phone	Palm PC
VCD Player	Web Browser	Interface Card	Bluetooth	X-PC
MP3 Player	Hand-held GPS	Router/Switch	Applications	Server
Video Game	Electronic Toys		Wireless Modems	Graphics Card
PDA	Smart Cards			Printer
Electronic Book	Memory Cards			Copier/Scanner
Remote Controller	Electronic			Bar Code Scanner
	Organizer			Thin Client System

Manufacturing

We purchase wafers and sorted die from semiconductor manufacturing foundries, have this product shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

Wafer and Sorted Die.   During 2005, our major wafer fabrication foundries were TSMC, Grace, Sanyo, Samsung and Seiko-Epson. In 2005, wafer sort, which is the process of testing individual die on silicon wafer, was performed at King Yuan Electronics Company, Limited, or KYE, Lingsen, Samsung, Sanyo, Seiko-Epson and TSMC. Although capacity is not guaranteed, under our arrangements, we generally receive preferential treatment regarding wafer pricing and capacity. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for guaranteed production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. We have invested $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, which has been funded mostly by investors who reside outside of China. Grace is GSMC’s wafer foundry subsidiary and is located in Shanghai, People’s Republic of China. Grace has been manufacturing our products since late 2003.

Packaging, Testing and Finishing.   In the assembly process, the individual dies are separated and assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our domestic or international subcontracted test facilities or at our test facilities in Sunnyvale, California before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2005, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2003, 2004 and 2005, we spent $43.1 million, $46.9 million and $49.0 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Spansion (AMD/Fujitsu), Atmel, Intel, Macronix, ST Microelectronics, PMC and Winbond. Our medium-density memory products compete with products offered by Spansion, Intel, ST Microelectronics, Mitsubishi, Samsung, Sharp Electronics and Toshiba. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion, Atmel, Fujitsu, Hitachi, Intel, Mitsubishi, Samsung, SanDisk, Sharp Electronics, ST Microelectronics and Toshiba, as well as any new entrants to the market. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

The competition in the existing markets for some of our other product families, such as the FlashFlex51 microcontroller product family, is extremely intense. We compete principally with major companies such as Atmel, Microchip Technology, Freescale Semiconductor, Inc, Philips and Winbond in the microcontroller market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us. Our SmartCard products compete with Masked ROM and flash or EEPROM offerings primarily from Infineon, Renesas, Samsung and ST Microelectronics. For radio frequency and IC products, the competition in the existing markets is also extremely intense. SCC competes primarily with Microsemi, SiGe, Micromobio, Anadigics and Maxim especially in the WLAN (WiFi 802) markets.

We compete principally on price, reliability, functionality and the ability to offer timely delivery to customers. While we believe that our low density memory products currently compete favorably on the basis of cost, reliability and functionality, it is important to note that some of our principal competitors have a significant advantage over us in terms of greater financial, technical and marketing resources. Our long-term ability to compete successfully in the evolving flash memory market will depend on factors both within and beyond our control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of our competitors and general economic conditions.

Employees

As of December 31, 2005, we employed 631 individuals on a full-time basis, all but 240 of whom reside in the United States. Of these 631 employees, 96 were employed in manufacturing support, 339 in engineering, 102 in sales and marketing and 94 in administration, finance and information technology. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers

The following table lists the names, ages and positions of our executive officers as of January 1, 2006. There are no family relationships between any executive officer of SST. Executive officers serve at the discretion of our board of directors.

Name	Age	Position
Bing Yeh	55	President and Chief Executive Officer
Yaw Wen Hu	56	Executive Vice President and Chief Operating Officer
Derek Best	55	Senior Vice President, Sales and Marketing
Michael Briner	58	Senior Vice President, Application Specific Product Group
Chen Tsai	54	Senior Vice President, Worldwide Backend Operations
Paul Lui	55	Vice President, Special Product Group
Jack K. Lai	51	Vice President, Administration and Corporate Development
Arthur O. Whipple	57	Vice President, Finance and Chief Financial Officer

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

Yaw Wen Hu, Ph.D., joined us in July 1993 as Vice President, Technology Development. In 1997, he was given the additional responsibility of wafer manufacturing and, in August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. In April 2004, he was promoted to Executive Vice President and Chief Operating Officer. Dr. Hu has been a member of our board of directors since September 1995. From 1990 to 1993, Dr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelic Corporation. From 1978 to 1985, he worked as a senior development engineer in Intel Corporation’s Technology Development Group. Dr. Hu holds a B.S. in Physics from National Taiwan University and a M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

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

Paul Lui joined us as Vice President and General Manager of the Linvex Product Line in June 1999 and became Vice President, Special Product Group in June 2001. From 1994 to 1999, he was the president and founder of Linvex Technology Corporation. From 1987 to 1994, he was the president and chief executive officer of Macronix, Inc. From 1981 to 1985, he served as group general manager at VLSI Technology, Inc. where he was responsible for transferring that company’s technology to Korea. In addition, Mr. Lui has held senior engineering positions at the Synertek Division of Honeywell and McDonnell Douglas. Mr. Lui holds an M.S.E.E. degree from University of California, Berkeley and a B.S.

degree in Electrical Engineering and Mathematics from California Polytechnic State University, San Luis Obispo.

Jack Lai joined us as Vice President, Finance & Administration, Chief Financial Officer and Secretary in November 2003. In January 2006, Mr. Lai assumed the position of Vice President of Administration, Corporate Development and Secretary. Before joining SST, he was vice president and chief financial officer of Aplus Flash Technology, a memory design and manufacturing company, from 2001 to 2003. Prior to this, Mr. Lai had served as vice president of operations and finance and chief financial officer at WireX Communications, Inc., a software system developer, from 2000 to 2001 and vice president and chief financial officer at Genoa Electronics Corp., a manufacturer of computer and related systems, from 1998 to 1999. Mr. Lai holds M.B.A.’s from San Jose State University in San Jose, CA and Culture University in Taipei, Taiwan. He also holds a B.A. in business administration from Tamkang University in Taipei, Taiwan.

Arthur O. Whipple joined us in March 2005 as our Corporate Controller and was promoted to Vice President, Finance and Chief Financial Officer in January 2006. Prior to joining SST, he was employed by QuickLogic Corp., a fabless manufacturer of field programmable logic products and embedded standard products, starting in April 1998 as its vice president of finance, chief financial officer and secretary. From July 2002 to October 2003, he served as QuickLogic’s vice president and general manager, logic products and from October 2003 to March 2005, he served as its vice president, business development. In 2004 and 2005, he also served as a financial consultant to Technovus, Inc., a privately-held fabless semiconductor manufacturer. Mr. Whipple holds a B.S.E.E. from the University of Washington and an M.B.A. from Santa Clara University.

Available Information

We were incorporated in California in 1989. Additional information is available free of charge through our Internet website, http://www.sst.com. This information includes our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.                Risk Factors

Business Risks

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the last quarter of 2005 and the year ended December 31, 2004, we incurred net losses for  the years ended December 31, 2005 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

•       the availability, timely delivery and cost of wafers or other manufacturing and assembly services from our suppliers;

•       competitive pricing pressures and related changes in selling prices;

•       fluctuations in manufacturing yields and significant yield losses;

•       new product announcements and introductions of competing products by us or our competitors;

•       product obsolescence

•       lower of cost or market, obsolescence or other inventory adjustments;

•       changes in demand for, or in the mix of, our products;

•       the gain or loss of significant customers;

•       market acceptance of products utilizing our SuperFlash® technology;

•       changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;

•       exchange rate fluctuations;

•       general economic, political and environmental-related conditions, such as natural disasters;

•       changes in our allowance for doubtful accounts;

•       valuation allowances on deferred tax assets based on changes in estimated future taxable income;

•       difficulties in forecasting, planning and management of inventory levels;

•       unanticipated research and development expenses associated with new product introductions; and

•       the timing of significant orders and of license and royalty revenue.

As recent experience confirms, a downturn in the market for goods that incorporate our products can also harm our operating results.

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

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following reasons:

•       sudden drops in consumer demand which may cause customers to cancel backlog, push out shipment schedules, or reduce new orders, possibly due to a slowing economy or inventory corrections among our customers;

•       significant declines in selling prices that occur because of competitive price pressure during an over-supply market environment;

•       sudden shortages of raw materials for fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and

•       the reduction, rescheduling or cancellation of customer orders.

In addition, political or economic events beyond our control can suddenly result in increased operating costs. In addition, we are now required to record compensation expense on stock option grants and purchases under our employee stock purchase plan which will substantially increase our operating costs and impact our earnings (loss) per share.

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2003, 2004 and 2005 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2005, we had $108.3 million of net inventory on hand, a decrease of $48.3 million, or 31%, from December 31, 2004. Total valuation adjustments to inventory and adverse purchase commitments were $6.7 million in 2003, $35.9 million in 2004 and $37.3 million in 2005. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of December 31, 2005, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we have seen strengthening of market demand in the second half of 2005, our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2003, 2004 and 2005, our export product and licensing revenues accounted for 92.9%, 92.7% and 95.1% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

•       difficulties in complying with regulatory requirements and standards;

•       tariffs and other trade barriers;

•       costs and risks of localizing products for foreign countries;

•       reliance on third parties to distribute our products;

•       extended accounts receivable payment cycles;

•       potentially adverse tax consequences;

•       limits on repatriation of earnings; and

•       burdens of complying with a wide variety of foreign laws.

In addition, we have made equity investments in companies with operations in several Asian countries. The value of our investments is subject to the economic and political conditions particular to their industry, their countries and to foreign exchange rates and to the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results.

We derived 90.0%, 86.0% and 87.6% of our net product revenues from Asia during 2003, 2004 and 2005, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other’s territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events can delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity can harm our operations, revenues, operating results, and stock price.

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

We depend on Silicon Professional Technology Ltd., or SPT, our logistics center, to support many of our customers in Asia.

We out-source our end customer service in Asia to SPT which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan. During 2003, 2004 and 2005, SPT serviced end customer shipments accounted for 64.2%, 52.9% and 58.5% of our net product revenues recognized, respectively. As of December 31, 2003, 2004, and 2005, SPT accounted for 73.4%, 55.1% and 69.6%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions.”

We do not have any long-term contracts with SPT, PCT or Silicon Professional Alliance Corporation, or SPAC, a subsidiary of PCT. SPT, PCT or SPAC may cease providing services to us at any time. If SPT, PCT or SPAC were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, and it could impair our ability to collect accounts receivable from SPT and may harm our business.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by five foundries, TSMC in Taiwan, Seiko-Epson and Yasu in Japan and Grace and Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, in China. We have invested $83.2 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Sanyo in Japan, Samsung in Korea and Vanguard and Powerchip Semiconductor Corporation, or PSC, in Taiwan will manufacture substantially all of our products in 2006. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

In order to grow, we need to increase our present manufacturing capacity. We currently believe that the existing capacity plus additional future capacity from Grace, HHNEC and Vanguard available to us will be sufficient through 2006. However, events that we have not foreseen could arise which would limit our capacity. Similar to our $83.2 million investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor companies that supply our wafers have, from time to time, experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both our design technology and the foundry’s manufacturing process technology. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the wafers are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore, we rely on independent foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which could harm our operating results.

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

We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

•       reduced control over delivery schedules and quality;

•       the potential lack of adequate capacity during periods of strong demand;

•       difficulties selecting and integrating new subcontractors;

•       limited warranties on products supplied to us;

•       potential increases in prices due to capacity shortages and other factors; and

•       potential misappropriation of our intellectual property.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. As noted under the section entitled Competition (see above), our low density memory products, medium density memory products, and high density memory products (if we are successful in developing these products) face substantial competition.

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

The markets for our products are characterized by:

•       rapidly changing technologies;

•       evolving and competing industry standards;

•       changing customer needs;

•       frequent new product introductions and enhancements;

•       increased integration with other functions; and

•       rapid product obsolescence.

To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We hold 168 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2024 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

We are engaged in securities class action suits and derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.

Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims.

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss. On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Pursuant to the Court’s Order, any amended complaint must be filed no later that April 14, 2006. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

Public announcements may hurt our stock price.   During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

Our litigation may be expensive, may be protracted and confidential information may be compromised.   We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see “Part I, Item 3—Legal Proceedings.”

If we are accused of infringing the intellectual property rights of other parties we may become subject to time consuming and costly litigation. If we lose, we could suffer a significant impact on our business and be forced to pay damages.

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

In the past, we were sued by Atmel Corporation and Intel Corporation, among others, regarding patent infringement. Significant management time and financial resources were devoted to defending these lawsuits. We settled with Intel in May 1999 and with Atmel in June 2005.

In addition to the Atmel and Intel actions, we receive from time to time, letters or communications from other companies stating that such companies have patent rights that involve our products. Since the design of all of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company’s technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could harm our operating results. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

If an earthquake or other natural disaster strikes our manufacturing facility or those of our suppliers, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenues.

Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster such as typhoon near one or more of our major suppliers, like the earthquakes in September 1999 and March 2002 or the typhoons in September 2001and July 2005 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

A virus or viral outbreak in Asia could harm our business.

We derive substantially all of our revenues from Asia and our logistics center is located in Taiwan. A virus or viral outbreak in Asia, such as the SARS outbreak in early 2003 or the current threat of the Avian flu, could harm the operations of our suppliers, distributors, logistics center and those of our end customers, which could harm our business.

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

Our business has in the past experienced rapid growth which strained our internal systems and future growth will require us to continuously develop sophisticated information management systems in order to manage our business effectively. We have implemented a supply-chain management system and a vendor electronic data interface system. There is no guarantee that these measures, in themselves, will be adequate to address any growth, or that we will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be harmed. If we fail to successfully implement new management information systems, our business may suffer severe inefficiencies that may harm the results of our operations.

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

For example, the Financial Accounting Standards Board, or FASB, has issued changes to generally accepted accounting principles in the United States that, when implemented in the first quarter of 2006, will require us to record charges to earnings for the stock options we grant and purchases of our common stock under our employee stock purchase plan.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

We, and our independent registered public accounting firm, determined that we had a material weakness in our internal controls over financial reporting in 2004. In the future, such events could cause our current and potential stockholders to lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2005 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent regional accounting firm. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

As of December 31, 2004, we did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in our Form 10-K for the year ended December 31, 2004. As of December 31, 2005, these material weaknesses had been remediated. For further information, see Item 9A—“Controls and Procedures” on page 43.

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

Over the past two years we have acquired Emosyn, G-Plus and Actrans. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•       diversion of management time, as well as a shift of focus from operating the businesses to issues of integration and future products;

•       declining employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

•       the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•       the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies; and in some cases, the need to transition operations onto our platforms and

•       in some cases, the need to transition operations onto our technology platforms.

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated declines of average selling prices. In some cases, downturns, such as the one we experienced from late 2000 through 2002, have lasted for more than a year. Our business could be further harmed by industry-wide prolonged downturns in the future. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we have seen strengthening of market demand in the second half of 2005, our business could be further harmed by industry-wide prolonged downturns in the future.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

As of  December 31, 2005, we occupied three major facilities totaling 131 thousand square feet in Sunnyvale, California which our executive offices, research and development, principal manufacturing engineering and testing facilities are located. Of the three major facilities occupied, we own one facility totaling 20 thousand square feet and we lease two facilities totaling 111 thousand square feet. The leases on the two facilities expire in 2010.  We also have 94 thousand square feet of office space in various domestic and international sites with expiration ranging from 2006 to 2012. We believe these facilities are adequate to meet our needs for at least the next 12 months.

For information regarding long-lived assets by geography, see “Note 16—Segment Reporting’’ to our Notes to the Consolidated Financial Statements.

Item 3.                        Legal Proceedings

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss. On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Pursuant to the Court’s Order, any amended complaint must be filed no later that April 14, 2006. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2005.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The principal U.S. market for our Common Stock is the NASDAQ National Market. The only class of our securities that is traded is our Common Stock. Our Common Stock has traded on the NASDAQ National Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the Common Stock for the period indicated as reported by the NASDAQ National Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our Common Stock on December 30, 2005, the last trading day in 2005, was $5.07.

2004		High Close	Low Close
First Quarter:	January 1 - March 31, 2004	$13.46	$10.64
Second Quarter:	April 1 - June 30, 2004	16.77	9.55
Third Quarter:	July 1 - September 30, 2004	9.52	5.42
Fourth Quarter:	October 1 - December 31, 2004	7.77	5.72

2005		High Close	Low Close
First Quarter:	January 1 - March 31, 2005	$5.72	$3.47
Second Quarter:	April 1 - June 30, 2005	4.18	2.55
Third Quarter:	July 1 - September 30, 2005	5.67	4.12
Fourth Quarter:	October 1 - December 31, 2005	6.02	4.58

2006		High Close	Low Close
First Quarter:	January 1 - February 28, 2006	$5.57	$4.52

Approximate Number of Equity Security Holders

As of December 31, 2005, there were approximately 883 record holders of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock and we intend to continue to retain earnings, if any, to finance future growth. Accordingly, we do not anticipate paying cash dividends to holders of Common Stock in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders under the caption “Compensation—Equity Compensation Plan Information,” and is incorporated by reference into this report. All of our equity compensation plans have been approved by our shareholders.

Item 6.        Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this report.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues:
Product revenues—unrelated parties	$168,593	$100,620	$86,549	$180,234	$157,499
Product revenues—related parties	90,025	143,401	169,980	224,497	236,597
License revenues—unrelated parties	35,412	30,637	38,512	44,311	35,226
License revenues—related parties	—	—	—	156	1,577
Total net revenues	294,030	274,658	295,041	449,198	430,899
Cost of revenues	248,161	206,246	218,775	322,093	353,128
Gross profit	45,869	68,412	76,266	127,105	77,771
Operating expenses:
Research and development	50,380	47,069	43,144	46,904	49,030
Sales and marketing	26,794	25,498	22,272	28,295	28,620
General and administrative	17,855	17,097	14,398	18,292	23,926
Other	1,346	—	37,849	7,375	2,945
Total operating expenses	96,375	89,664	117,663	100,866	104,521
Income (loss) from operations	(50,506)	(21,252)	(41,397)	26,239	(26,750)
Interest and other income	7,449	3,225	2,996	2,295	1,790
Interest and other expense	(437)	(242)	(350)	(281)	(266)
Impairment of equity investments	(3,274)	(7,757)	—	(509)	(2,240)
Income (loss) before provision for (benefit from) income taxes and minority interest	(46,768)	(26,026)	(38,751)	27,744	(27,466)
Provision for (benefit from) income taxes	(17,772)	(10,931)	26,416	3,906	2,449
Minority interest	—	—	—	(90)	(77)
Net income (loss)	$(28,996)	$(15,095)	$(65,167)	$23,929	$(29,838)
Net income (loss) per share—basic	$(0.32)	$(0.16)	$(0.69)	$0.25	$(0.29)
Net income (loss) per share—diluted	$(0.32)	$(0.16)	$(0.69)	$0.24	$(0.29)
Consolidated Balance Sheet Data:
Total assets	$446,760	$440,606	$396,361	$502,331	$477,837
Long-term obligations	$1,793	$1,873	$1,423	$1,307	$2,627
Shareholders’ equity	$391,411	$381,851	$331,497	$375,984	$379,833

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors,” as well as those discussed elsewhere in this report.

Overview

We are a leading supplier of flash memory semiconductor devices addressing the needs of high volume applications. We believe our proprietary flash memory technology, SuperFlash, offers superior performance to other flash memory solutions. In addition, we believe SuperFlash has benefits that include high reliability, fast, fixed erase time, the ability to be scaled to a smaller size and a low-cost manufacturing process. Our products are produced to meet the needs of a wide range of digital consumer, networking, wireless communications and Internet computing markets. Our product offerings include standard flash products, application specific memory products, embedded controllers and mass data storage products. Our memory devices have densities ranging from 256 Kbit to 64 Mbit and are generally used for the storage of program code. Our flash embedded microcontrollers support concurrent flash read-while-write operations using In-Application Programming, or IAP. Our mass data storage products are used for storing images, music and other data in devices such as digital cameras and MP3 players.

One of our key initiatives is the active development of our non-memory business. Our objective is to transform SST from a pure-play in flash to a multi-product line company. We continue to execute on our plan to achieve, by mid-2008, 30%  revenue contribution from non-memory products, which includes embedded controllers, NAND controller based products, smart card ICs and radio frequency ICs and modules. During 2005, we achieved 16.0% product revenue contribution from non-memory products. We believe that non-memory products represent an area in which we have significant competitive advantages and can yield profitable revenue with higher and more stable gross margins than our memory products in the long run.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we have seen strengthening of market demand in the second half of 2005, our business could be further harmed by industry-wide prolonged downturns in the future.

Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer’s needs and in our supply of products. Accordingly, our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

We derived 90.0%, 86.0% and 87.6% of our net product revenues during 2003, 2004 and 2005, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 37.7%, 29.1% and 27.2% of our net product revenues in 2003, 2004 and 2005, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2003, 2004 and 2005.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under “Related Party Transactions.”  Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2003, 2004 and 2005, SPT serviced end customer sales accounting for 64.2%, 52.9% and 58.5% of our net product revenues recognized. As of December 31, 2003, 2004 and 2005, SPT represented 73.4%, 55.1% and 69.6% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 29.9%, 34.0% and 40.3% of our product shipments in 2003, 2004 and 2005, respectively. In addition, the same three stocking representatives solicited sales for 32.8%, 25.1% and 18.3% of our product shipments to end users in 2003, 2004 and 2005, respectively for which they received a commission.

Results of Operations: Years Ended December 31, 2003, 2004 and 2005

Net Revenues

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Product revenues	$256,529	$404,731	$394,096	$148,202	57.8%	$(10,635)	(2.6)%
Technology licensing	38,512	44,467	36,803	5,955	15.5%	(7,664)	(17.2)%
Total net revenues	$295,041	$449,198	$430,899	$154,157	52.2%	$(18,299)	(4.1)%

Net revenues for 2005 decreased $18.3 million, or 4.1%, from the prior year largely as a result of a 24.5% decrease in the average selling prices of our products due to industry oversupply and heavy competition over the first half of 2005. This decrease was offset by a 43.0% increase in unit shipments from the first to the second half of 2005. In addition to the decrease in the average selling prices of our products, we recognized lower up-front fees from our licensees due to the timing of new license agreements and milestone completions from existing agreements. Net revenues for 2004 increased $154.2 million, or 52.2%, compared to 2003 due to increased unit shipments and average selling prices as well as increased license and royalty revenues.

Product Revenues

The following charts and discussion are based on our reportable segments described in Note 16 of the Notes to the Consolidated Financial Statements.

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
SMPG revenue	$166,776	$269,376	$205,234	$102,600	61.5%	$(64,142)	(23.8)%

SMPG net revenues decreased $64.1 million, or 23.8%, for 2005 compared to 2004. SMPG revenue decreased year over year due to both a 1.8% decrease in unit shipments and a 22.7% decrease in the average selling price of SPMG products due to industry oversupply and heavy competition over the past year. However, we began to experience stronger demand and improved pricing in the second half of 2005 with shipments increasing 31.0% over the first half of 2005. SMPG net revenues increased 61.5% in 2004 from 2003. Increased market demand and product mix led to a 26.9% increase in units shipped in 2004 over 2003 with a 28.7% increase in the average selling price.

ASPG

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
ASPG Revenue	$60,481	$90,126	$154,709	$29,645	49.0%	$64,583	71.7%

ASPG revenue increased $64.6 million, or 71.7%, for 2005 compared to 2004. The increase was largely a result of record unit shipments, increasing 112.2% year-over-year attributable to serial flash products and media controllers as well as  our smartcard business acquired through the Emosyn acquisition in 2004. ASPG net revenues increased 49.0% in 2004 from 2003. Increased market demand and the acquired smartcard business led to a substantial increase in units shipped in 2004 over 2003.

SPG

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
SPG revenue	$29,272	$44,636	$30,954	$15,364	52.5%	$(13,682)	(30.7)%

SPG revenue decreased from 2004 to 2005 by 30.7%. Unit shipments and average selling prices fell by 15.7% and 12.9%, respectively. These decreases were mainly due to significant pricing pressures we experienced over the past year as a result of industry oversupply and heavy competition. Revenue increased in 2004 from 2003 by 52.5% due to a 5.8% increase in shipments and a 34.3% increase in average selling prices.

SCC

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
SCC Revenue	$—	$593	$3,199	$593	N/A	$2,606	439.5%

SCC revenue increased $2.6 million for 2005 due to the full year’s inclusion of SCC in 2005. Shipments of SCC products generally saw sequential increases during each quarter of 2005, however, revenue fluctuated during the year as pricing pressures eroded average selling prices. There was no segment revenue for the year ended December 31, 2003 as the SCC segment was purchased from G-Plus in November 2004.

Technology Licensing Revenue

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Technology licensing	$38,512	$44,467	$36,803	$5,955	15.5%	$(7,664)	(17.2)%

Revenues from royalties and license fees decreased during 2005 from 2004 by $7.7 million. The decrease year over year was mainly due to the timing of milestone completion on new and existing licensees. The increase from 2003 to 2004 is due to increased license fees.

Gross Profit

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Product gross profit	$37,754	$82,638	$40,968	$44,884	118.9%	$(41,670)	(50.4)%
Product gross margin	14.7%	20.4%	10.4%
Technology licensing gross profit	38,512	44,467	36,803	5,955	15.5%	(7,664)	(17.2)%
Technology licensing gross margin	100.0%	100.0%	100.0%
Total gross profit	$76,266	127,105	77,771	50,839	66.7%	(49,334)	(38.8)%
Total gross margin	25.8%	28.3%	18.0%

Both gross profit and gross margin decreased in 2005 compared to 2004. Industry oversupply and heavy competition in the first half of 2005 were the major contributors to the decreases and contributed to a 24.5% decrease in the average selling price of our products. In addition, we recognized lower up-front fees from our licensees due to the timing of new license agreements and milestone completions from existing agreements.

During the 2005 we experienced market softness during the first two quarters of the year with upwards trends in the second half. Units shipped in the second half of 2005 grew more than 40% over the first half and during the fourth quarter of 2005, unit shipments set a new record of more than 2 million units per calendar day, including an 8% increase from our previous record achieved in the third quarter of 2005. We also experienced shipment records in many high volume applications, including DVD recorders, DVD rewritable drives, MP3 players, digital TVs, desktop and notebook PCs, hard disk drives, printers and LCD monitors. We are continuing to drive manufacturing cost reductions through the transition to smaller geometries. Substantially all  new wafer starts are now in 0.25 micron and 0.18 micron geometries and we are in the process of intensively developing 0.13 micron and 0.12 micron process technologies for high density serial flash and a low cost 16 megabit product that are targeted for production in the second half of 2006. While our near term cost structure for 16 megabits and above densities is mainly determined by our 0.18 micron inventory, we believe that with our cost reduction efforts using more advanced 0.12 micron technology, we will begin to realize benefits during the later part of 2006.

Gross profit was $127.1 million, or 28.3% of net revenues, in 2004 and $76.3 million, or 25.8% of net revenues, in 2003. The increase in gross profit in 2004 when compared to 2003 is primarily due to improved manufacturing costs achieved by transitioning manufacturing technology to smaller geometries, the sale of previously reserved inventory, increases in average selling prices and unit shipments by 16.2% and 35.3%, respectively, as well as increased revenues from technology licensing, offset by a net increase of $28.5 million in our provision for inventory and adverse purchase commitments over the 2003 provision.

Gross margin for unrelated party shipments was 14.2% while gross margin for related party shipments was 7.9%. The primary reason for the difference in gross margin is that the majority of our high volume customer shipments are in Asia and are serviced  through SPT, our logistics center. For more information related to SPT, please also see Part I, Item IA. “Risk Factors—Business Risks—We depend on Silicon Professional Technology Ltd., or SPT, our logistics center, to support many of our customers in Asia” on page 14.

SMPG

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
SMPG gross profit	$21,428	$48,352	$6,510	$26,924	125.6%	$(41,842)	(86.5)%
SMPG gross margin	12.8%	17.9%	3.2%

SMPG gross margins for 2005 decreased from 2004. The decrease in gross margin is primarily driven by price erosion as a result of industry over-supply and severe competition beginning in the second half of 2004 and continuing through the first half of 2005. We also experienced excessive inventory build late in 2004 and early 2005 as a result of the downturn in the market. The increase in revenue in 2004 compared to 2003 was the result of both an increase in unit shipments of 26.9% and an increase in average selling prices of 28.7%.

ASPG

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
ASPG gross profit	$11,544	$21,792	$33,780	$10,248	88.8%	$11,988	55.0%
ASPG gross margin	19.1%	24.2%	21.8%

ASPG gross profit increased for 2005 compared to 2004 due to the increase in the number of units shipped, especially in serial flash products and media controllers, however, gross margin decreased primarily due to a 19.3 % decrease in the average selling price of ASPG products. There was some price improvement during the fourth quarter as the market strengthened and prices stabilized. ASPG gross profit for 2004 increased by $10.2 million compared to 2003 due to an 80.6% increase in the number of units shipped, although our average selling price decreased by 18.4%.

SPG

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
SPG gross profit	$4,782	$12,706	$2,792	$7,924	165.7%	$(9,914)	(78.0)%
SPG gross margin	16.3%	28.5%	9.0%

SPG gross profit and gross margin decreased from 2004 to 2005. Price erosion as a result of industry over-supply and heavy competition caused the downturn in this sector which began in the fourth quarter of 2004. For 2004 compared to 2003, gross profit increased $7.9 million due a 5.8% increase in units shipped and a 34.3% increase in average selling price.

SCC

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
SCC gross profit	—	$(212)	$(28)	$(12)	N/A	$184	(86.8)%
SCC gross margin	—	(35.8)%	(0.9)%

The SCC segment remained insignificant during 2005 and we do not expect its significance to change until late 2006. The SCC segment was created through the acquisition of G-Plus in November 2004, and, as a result, there was no prior year comparable activity.

For other factors that could affect our gross profit, please also see Part I, Item IA. “Risk Factors—Business Risks—We incurred material inventory valuation adjustments in 2003, 2004 and 2005, and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Research and development	$43,144	$46,904	$49,030	$3,760	8.7%	$2,126	4.5%
Percent of revenue	14.6%	10.4%	11.4%

Research and development

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries and benefits and the cost of materials such as wafers and masks. Research and development expenses increased 4.5% from 2004 to 2005 mainly due to a $4.0 million increase in salaries and wages related to an increase in headcount from the acquisitions, partially offset by a $1.8 million decrease in profit sharing. Research and development expenses increased by 8.7% from 2003 to 2004 primarily due to increases in wafer, mask and evaluation part expenses of $2.0 million due to the completion of certain technology projects during 2004, and increased headcount related expenses of $2.2 million due to profit sharing payments and increased headcount. We expect research and development expenses will continue to increase in absolute dollars.

Sales and Marketing

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Sales and marketing	$22,272	$28,295	$28,620	$6,023	27.0%	$325	1.1%
Percent of revenue	7.5%	6.3%	6.6%

Sales and marketing expenses consist of commissions, headcount and related costs, as well as travel and other related costs. Sales and marketing expenses were relatively flat for 2005 compared to 2004. Salaries and wage increases of $1.8 million were mostly offset by decreases in commission expense of $1.7 million. The increase in sales and marketing expenses from 2003 to 2004 by 27.0% was primarily due to increased headcount related costs of $2.4 million from bonus and profit sharing payments and increased headcount, increased commission expense of $1.6 million due to increased sales and increased logistic center fees and other marketing expenses. We expect sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses as it impacts our commission expense.

General and Administrative

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
General and administrative	$14,398	$18,292	$23,926	$3,894	27.0%	$5,634	30.8%
Percent of revenue	4.9%	4.1%	5.6%

General and administrative expenses consist of salaries and related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts. The increase from 2004 to 2005 was largely due to increased accounting expenses and outside consulting fees of $3.2 million associated with Sarbanes-Oxley compliance work and a one-time increase in contingent tax consulting fees from a tax refund project, increased salaries and benefits of $1.6 million related to increased headcount and increased amortization of acquired intangible assets of $1.8 million and was partially offset by decreased  bad debt expense of $1.2 million. We will continue to have costs associated with Sarbanes-Oxley compliance although we anticipate these will stabilize in 2006. The increase in general and administrative expenses from 2003 to 2004 by 27.0% was primarily due to increases in accounting and outside consulting fees of $2.0 million due to the increase costs of complying with Sarbanes-Oxley reporting, headcount related expenses of $1.3 million due to profit sharing payments and increased headcount, and bad debt expenses of $597 thousand. We anticipate that general and administrative expenses will increase in absolute dollars as we scale our facilities, infrastructure, and headcount to support our overall expected growth.

Other Operating Expenses

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Other operating expenses	$37,849	$7,375	$2,945	$(30,474)	(80.5)%	$(4,430)	(60.1)%
Percent of revenue	12.8%	1.6%	0.7%

For 2005, other operating expenses of $2.9 million were related to expensed in-process research and development in conjunction with the acquisition of Actrans and the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. In 2004, these expenses were comprised of $5.9 million related to the write off of in-process research and development relating to the acquisition of Emosyn and G-Plus and a $1.5 million period charge related to an operating lease for an abandoned building. In 2003, other operating expenses were $37.8 million, which related entirely to the Atmel litigation settlement.

Interest and other income

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Other income (expense), net	$2,996	$2,295	$1,790	$(701)	(23.4)%	$(505)	(22.0)%
Percent of revenue	1.0%	0.5%	0.4%

Other income and expense for 2003, 2004 and 2005 included mainly interest and dividend income on our cash and investments. Interest and other income decreased from 2004 to 2005 and from 2003 to 2004 primarily due to decreased realized gains from the sale of some of our investments.

Interest and other expense

	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2003	2004	2005	2003 vs. 2004		2004 vs. 2005
Interest expense	$350	$281	$266	$(69)	(19.7)%	$(15)	(5.3)%
Percent of revenue	0.1%	0.1%	0.1%

Interest expense remained relatively low for 2003, 2004 and 2005 since we did not have significant outstanding debt.

Impairment of equity investments

During 2005 and 2004 we recorded impairment charges on our equity investments of $2.2 million and $509 thousand, respectively. There were no impairments during 2003. During the fourth quarter of 2005, we wrote down one of our investments, Advanced Chip Engineering Technology, or ACET, since ACET issued a secondary round of equity funding at a lower per share price than our carrying value. Consequently, we recorded an impairment charge of $2.2 million on our existing investment. As of December 31, 2005, the recorded value of our investment in ACET was $1.8 million. During 2003, one of our investments, Insyde, saw a significant decline in the market value of their stock. We recognized a $509 thousand loss from the impairment of our investment in Insyde because its stock price had declined below the acquisition cost for more than six months. The impairment was considered to be “other-than-temporary” in nature, thus the investment value was permanently written down to reflect the fair value.

Provision for (Benefit from) Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2005. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred by us in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for 2005 was $2.4 million on a pre-tax loss of $27.5 million consisting primarily of foreign withholding taxes and foreign income taxes.

In 2004, our income tax expense was $3.9 million on net income before tax of $27.7 million. During 2004, we maintained a full valuation allowance on our net deferred tax assets. In 2003, we implemented an international tax structure, which in conjunction with the full valuation allowance, will mean that going forward we will record a tax expense as a result of foreign tax withholding and alternative minimum tax until such time that the valuation allowance against the deferred tax asset is no longer required.

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

We manage our business in five reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, the SST Communications Corporation Products, or SCC, and Technology Licensing. We do not allocate amortization expense, operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit’s performance.

SMPG includes our standard flash memory product families: the Multi-Purpose Flash, or MPF, family and the Multi-Purpose Flash Plus, or MPF+, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications. We acquired a majority ownership of Emosyn on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn. As a result of the acquisition of the remaining minority interest, the management of Emosyn’s products was integrated into ASPG. Effective for the second quarter of 2005, Emosyn is no longer considered its own reportable segment by us and Emosyn’s flash memory based smart-card IC’s are now included in ASPG. These products are used primarily in cell phone applications and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. Our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of September 10, 2004.

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

Related Party Transactions

The following table is a summary of our related party revenues and purchases (in thousands):

	Year Ended
	December 31, 2005
	Revenues	Purchases
Silicon Technology Co., Ltd	$3,711	$—
Apacer Technology, Inc. & related entities	2,180	—
Professional Computer Technology Limited	—
Silicon Professional Technology Ltd	230,706
Grace Semiconductor Manufacturing Corp	1,577	45,373
King Yuan Electronics Company, Limited	—	34,882
Powertech Technology, Incorporated	—	15,111
	$238,174	$95,366

	Year Ended
	December 31, 2004
	Revenues	Purchases
Silicon Technology Co., Ltd	$7,943	$—
Apacer Technology, Inc. & related entities	2,359	707
Silicon Professional Technology Ltd	214,195	—
Grace Semiconductor Manufacturing Corp	156	59,278
King Yuan Electronics Company, Limited	—	38,248
Powertech Technology, Incorporated	—	14,718
	$224,653	$112,951

	Year Ended
	December 31, 2003
	Revenues	Purchases
Silicon Technology Co., Ltd	$3,615	$—
Apacer Technology, Inc. & related entities	1,555	2,361
Silicon Professional Technology Ltd	164,810	—
Grace Semiconductor Manufacturing Corp	—	12
King Yuan Electronics Company, Limited	—	19,659
Powertech Technology, Incorporated	—	9,280
	$169,980	$31,312

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	December 31, 2004		December 31, 2005
	Trade Accounts Receivable	Accounts Payable and Accruals	Trade Accounts Receivable	Accounts Payable and Accruals
Silicon Technology Co., Ltd.	$322	$—	$370	$—
Apacer Technology, Inc. and related entities	458	3230	237	—
Professional Computer Technology Limited	—	72	—	123
Silicon Professional Technology Ltd.	32,037	694	53,785	846
Grace Semiconductor Mfg. Corp	156	17,227	1,466	4,949
King Yuan Electronics Company, Limited	—	13,702	—	10,004
Powertech Technology, incorporated	—	3,867	—	5,945
	$32,973	$35,882	$55,858	$21,867

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Silicon Technology’s board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. At December 31, 2005, our investment, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer’s board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. The investment was written down to $4.4 million during 2002. At December 31, 2005, our investment represented 9.5% of the outstanding equity of Apacer. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. Our purchases from Apacer are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT’s board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179 thousand in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2005. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In February 2004, we purchased $1.7 million of PCT’s European convertible bonds. As of December 31, 2005, the value of the stock and convertible bond investment recorded as long-term available-for-sale is valued at $7.7 million and the restricted portion of the investment carried at cost is recorded at $807 thousand. At December 31, 2005 our investment represented 11.5% of the outstanding equity and 13.2% of the European convertible bonds of PCT.

PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2003, 2004 and 2005 we paid sales commissions of $1.2 million, $579 thousand and $315 thousand, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 27.3%, 31.3% and 38.9% of our product shipments in 2003, 2004 and 2005. In addition, PCT and SPAC solicited sales, for which they earned a commission, for 12.0%, 3.3% and 2.0% of our shipments to end users in 2003, 2004 and 2005, respectively.

PCT has established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company, which is a production subcontractor, for $4.6 million in cash. A member of our management team holds a supervisor position at KYE. The role and responsibilities of a supervisor are defined and governed by Corporate Law in Taiwan. The investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2004 and 2005. The investment was written down to $1.3 million during 2001 and is valued at $4.3 million as of December 31, 2005 based on the quoted market price.  At December 31, 2005, our investment represented 0.4% of the outstanding equity of KYE. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PTI’s board of directors. The investment was made in PTI in order to strengthen our relationship with PTI. During 2003, PTI completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2004 and 2005. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested $723 thousand cash in PTI shares available for sale. As of December 31, 2005, the value of the investment recorded as long-term available-for-sale is valued at $26.5 million and the restricted portion of the investment carried at cost is recorded at $445 thousand. At December 31, 2005, our investment represented 2.4% of the outstanding equity of PTI. During the first quarter of  2006, we sold four million common shares of PTI for a net gain of $12.2 million. We hold 5.5 million shares of PTI as of March 3, 2006. Refer to Note 19 of the Consolidated Financial Statements. Our purchases from and sales to PTI are made at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide PTI with any additional financing.

We have invested $83.2 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China.  Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC’s board of directors. In addition, a member of our management team holds one supervisor position at GSMC. The role and responsibilities of a supervisor are defined and governed by Corporate Law in the Cayman Islands. This investment is carried at cost. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. Grace began to manufacture our products in late 2003. We do not have a long-term contract with Grace to supply us with products. At December 31, 2005, our investment represented 9.8% of the outstanding equity of GSMC.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde’s board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2004 and 2005. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133 thousand cash in Insyde’s convertible bonds. The stock investment was written down $509 thousand during 2004. Refer to Note 13 of these Notes to the Consolidated Financial Statements. At December 31, 2005, our investment represented 6.2% of the outstanding equity and 6.3% of the convertible bonds of Insyde.

In June 2004, we acquired a 9% interest in Advanced Chip Engineering Technology, or ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET’s board of directors. During 2005, we recorded a $2.2 million impairment charge related to our investment in ACET. ACET is in the process of raising an additional round of equity financing at a lower per share cost than our current basis. Consequently, our investment was overvalued. Refer to Note 13 of the Consolidated Financial Statements. At December 31, 2005 our investment, which is carried at cost, represented 9.4% of the outstanding equity of ACET.

In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. Nanotech, a development stage company, has a wholly owned subsidiary which is in the process of establishing foundry operations in China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Nanotech’s board of directors. Tsuyoshi Taira, a member of our Board of Directors, also invested in this round of financing. We are not obligated to provide Nanotech with any additional financing. During 2005, we loaned Nanotech $225,000. At December 31, 2005 our investment, which is accounted for under the equity method, represented 29% of the outstanding equity of Nanotech.

Critical Accounting Estimates

Our critical accounting estimates are as follows:

•       Revenue recognition;

•       Allowance for sales returns;

•       Allowance for doubtful accounts;

•       Allowance for excess and obsolete inventory and lower of cost or market;

•       Warranty accrual;

•       Litigation costs;

•       Valuation of equity investments;

•       Provision for adverse purchase commitments; and

•       Accounting for income taxes.

Revenue recognition.   Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we also require that evidence of the arrangement exists, the price is fixed or determinable and collection is reasonably assured. Legal title generally passes to our customers at the time our products are shipped. Payment terms typically range from 30 to 65 days. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on merchandise unsold. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

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

Allowance for sales returns.   We maintain allowances for sales returns for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other estimates. The allowance for sales returns was $1.3 million, $2.0 million and $1.6 million as of December 31, 2003, 2004 and 2005, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

Allowance for doubtful accounts.   We maintain allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other estimates. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $1.1 million, $1.2 million and $758 thousand as of December 31, 2003, 2004 and 2005, respectively.

Allowance for excess and obsolete inventory and lower of cost or market.   Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to reduce our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year old, which could result in additional inventory write-downs. Our allowance for excess and obsolete inventories includes an allowance for our on-hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. If we determine that market conditions are less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories and lower of cost or market was $11.2 million, $32.2 million and $50.0 million as of December 31, 2003, 2004 and 2005, respectively.

Warranty accrual.   Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we will replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. The recorded value of our warranty accrual was $187 thousand, $3.8 million and $803 thousand as of December 31, 2003, 2004 and 2005, respectively.

Litigation costs.   From time to time, we are also involved in legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance that shareholder class action complaints, shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. As of December 31, 2005, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. If additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations and financial position.

Valuation of equity investments.   We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments was $70.1 million, $121.7 million and $135.2 million as of December 31, 2003, 2004 and 2005, respectively.

Provision for adverse purchase commitments.   We maintain a provision for adverse purchase commitments for in process orders at our vendors when there is a lower of cost or market valuation against our on-hand inventory. Once production has begun against our purchase orders, we are committed to purchasing the inventory or, if we cancel the order, we are liable for all costs incurred up to the time of cancellation. If we have written down our on-hand inventory of the ordered product for lower of cost or market valuations, we must consider the impact to in process inventory at our vendor. We evaluate our in process orders to determine the impact of canceling the order and the impact of purchasing the inventory at a cost higher than the estimated current market value. If we determine that market conditions become less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required when the inventory is purchased. The recorded provision for adverse purchase commitments was $538 thousand, $8.3 million and $1.8 million as of December 31, 2003, 2004 and 2005, respectively.

Accounting for income taxes.   During the third quarter of 2003 we recorded a charge to establish a full valuation allowance against our deferred tax assets offset by a reduction in income tax payable as a result of a reassessment of expected liabilities for 2003 and certain exposures. Accordingly, for 2003 we recorded an income tax expense of $26.4 million. During the fourth quarter of 2003, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During 2004 and 2005, we maintained a full valuation allowance on our deferred tax assets. At December 31, 2004 and 2005 the valuation allowance against our deferred tax assets was $27.2 million and $39.5 million, respectively.

Liquidity and Capital Resources

	Year Ended
	Dec 31,	Dec 31,	Dec 31,
	2003	2004	2005
Cash provided by (used in):
Operating activities	$7,554	$(13,992)	$(16,495)
Investing activities	$10,180	$(26,012)	$52,799
Financing Activities	$4,285	$(8,881)	$5,713

Operating activities.   The major contributing factors to our use of operating cash over the past twelve months are the reduction of trade payables and accruals of $30.6 million, as a result of payments mainly for prior inventory related purchases, increased trade receivables of $20.4 million due to increased shipment volumes in the second half of the year offset by reductions in inventories and other assets of $4.9 million and $4.0 million, respectively. Although we had a net loss of $29.8 million for the year ended December 31, 2005, the net loss was offset by non-cash charges, primarily related to a provision for inventory of $37.3 million and depreciation and amortization expense of $10.0 million.

For 2004, our primary use of cash was for inventory purchases. Cash used in operating activities included an increase in inventory of $133.6 million to support increased sales activities and forecast customer demands, a $7.1 million increase in trade receivables from unrelated parties due to increased revenues and increases in other assets and deferred revenues of $4.3 million. Cash generated from operating activities included a net income of $23.9 million, a decrease in trade receivables from related parties of $8.1 million due mainly to decreased payment terms with our logistic center, SPT, an increase in related and unrelated trade accounts payable of $37.8 million due to increased purchases of inventories, and an increase in accrued expenses and other liabilities of $7.5 million. Non-cash adjustments related to a provision for excess and obsolete inventories, write down of inventory to market and adverse purchase commitments of $35.9 million, depreciation and amortization expense of $7.4 million, in-process research and development of $5.9 million, a provision for sales returns and doubtful accounts of $2.2 million and a $1.5 million operating lease impairment charge.

For 2003, our primary source of operating cash flow was the timing of inventory purchases and payments to our vendors and service providers, offset by the payment of $37.8 million to Atmel. Cash generated from operating activities included decreases in inventories of $29.5 million due to increased sales, which reduced the amount of inventory held, and other current and non-current assets of $18.3 million, increases in trade accounts payable from related and unrelated parties of $12.4 million due to increased strategic purchasing of certain products, increases in deferred revenue of $1.0 million and non-cash related adjustments of $37.9 million. Non-cash adjustments related to $7.7 million of depreciation and amortization, $6.7 million of inventory valuation adjustments, $22.3 million decrease in net deferred tax assets and $1.3 million of tax benefit from employee stock plans, offset by a $228 thousand charge to expense for provision for doubtful accounts. Working capital uses of cash included a net loss of $65.2 million, increases in trade accounts receivable from related and non-related parties of $19.9 million due to increased revenue at the end of 2003.

Investing activities.   The primary source of cash from investing activities came from the net sales, maturities and purchases of available-for-sale investments which provided cash of $67.0 million, offset by the use of cash for other investing activities, mainly the acquisition of Actrans and the remaining minority interest in Emosyn as well as purchases of fixed assets to support our operations. During 2004, our investing activities used cash of $26.0 million primarily due to investments in equity securities of GSMC, ACET, Nanotech, PCT, PTI and Insyde of $33.2 million, $4.0 million, $3.8 million, $1.7 million, $723 thousand and $133 thousand, respectively, and the acquisitions of Emosyn and G-Plus which used cash of $16.0 million and $4.6 million, respectively. Investing activities also used cash for purchases of available for sale investments and restricted cash of $47.6 million and purchases of property and equipment of $8.0 million. Sales and maturities of available for sale investments provided cash from investing activities of $91.9 million. Our investing activities provided cash of $10.2 million during 2003, primarily due to a total of $12.0 million cash from the excess sales and maturities of available-for-sale investments and restricted cash over the purchases of such investments, offset by $1.8 million invested in capital expenditures.

Financing activities.   Cash generated from financing activities for the year ended December 31, 2005 primarily related to the borrowing against the line of credit of $3.0 million and the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options.. During 2004, the repurchase of our common stock used cash of $14.9 million and the issuance of shares of common stock issued under our employee stock purchase plan and the exercise of employee stock options provided cash of $5.5 million. Repayment of loans used cash of $393 thousand and minority interest capital contributions provided cash of $820 thousand. During 2003, the cash provided was primarily from $4.5 million of common stock issued under our employee stock purchase plan and the exercise of employee stock options, offset by $250 thousand in loan repayments.

Principal sources of liquidity at December 31, 2005 consisted of $78.4 million of cash, cash equivalents, and short-term and long-term available-for-sale investments.

Contractual Obligations and Commitments

Purchase Commitments.   As of December 31, 2005, we had outstanding purchase commitments with our foundry vendors of $51.7 million for delivery in 2006. We have recorded a liability of $1.8 million for adverse purchase commitments.

Lease Commitments.   We have long-term, non-cancelable building lease commitments. In 2004, we recorded charges to other operating expense of $1.5 million relating to operating leases for an unoccupied building. These charges represent the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to these buildings.

Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2005 (in thousands):

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Notes payable	$39	$39	$—	$—	$—
Capital leases	3,910	2,200	1,710	—	—
Operating leases	14,657	3,626	6,722	4,246	63
Purchase commitments	51,696	51,696	—	—	—
Total	$70,302	$57,561	$8,432	$4,246	$63

Credit Facilities

On August 11, 2005, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $35.0 million revolving line of credit, all of which was available to us as of December 31, 2005. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (7.25% at December 31, 2005). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property. The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. There were no borrowings under this line as of December 31, 2005.

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of December 31, 2004, there were no borrowings under this line of credit. As of December 31, 2005, we had borrowed $3.0 million under our line of credit.

Off Balance Sheet Arrangements.

At December 31, 2004 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Capital Requirements.

We believe that our cash balances, together with funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

•       the average selling prices of our products;

•       customer demand for our products;

•       the need to secure future wafer production capacity from our suppliers;

•       the timing of significant orders and of license and royalty revenue;

•       merger, acquisition or joint venture projects;

•       investments in strategic business partners;

•       unanticipated research and development expenses associated with new product introductions; and

•       the outcome of ongoing litigation.

Please also see Part I, Item 1A. “Risk Factors—Business Risks—Our operating results fluctuate significantly, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.”

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, “Share Based Payment.” SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted fo r the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires that a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. SFAS 123R allows for either modified prospective recognition of compensation expense or retrospective recognition. We plan to apply the modified prospective recognition method. In April 2005, the SEC adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is the first interim period of 2006. We have determined the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. We expect to apply the principles of SAB 107 in conjunction with the adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty

(counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, or APB 29, and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29”, or SFAS 153, and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. We do not expect that this pronouncement will have a material effect on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2001, we wrote down our investment in KYE by $3.3 million to $1.3 million due to an other than temporary decline in its market value. As of December 31, 2005, the market value of our KYE investment was $4.3 million based on the quoted market price. In the third quarter of 2002, we wrote down our investment in Apacer, a privately held memory module manufacturer located in Taiwan, by $7.8 million due to a other than temporary decline in its value. As of December 31, 2005, the recorded value of our Apacer investment was $4.4 million. During 2004, we wrote down our investment in Insyde by $509 thousand because Insyde’s stock price had declined below our cost basis on a other-than-temporary basis. During 2005, we wrote down our investment in ACET by $2.2 million since ACET issued a secondary round of equity funding at a lower per share price than our carrying value. As of December 31, 2005, the recorded value of our investment in ACET was $1.8 million.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of December 31, 2005 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2005, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of December 31, 2005 (in thousands):

	Carrying	Interest
	Value	Rate
Short-term available-for-sale investments—fixed rate	$1,008	2.9%
Cash and cash equivalents—variable rate	77,382	0.2%
	$78,390	0.2%

Item 8.                        Consolidated Financial Statements and Supplementary Data

The consolidated financial statements are included in a separate section of this Annual Report.

Supplementary Data: Selected Consolidated Quarterly Data

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2005. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A. “Risks Factors.”

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(in thousands, except per share data)
Net revenues:
Product revenues	$79,270	$84,882	$107,724	$122,220
License revenues	7,045	8,417	10,348	10,993
Total net revenues	$86,315	$93,299	$118,072	$133,213
Gross profit	$12,593	$11,262	$19,145	$34,771
Income (loss) from operations	$(13,414)	$(18,864)	$(5,470)	$10,998
Net Income (loss)	$(13,897)	$(19,587)	$(4,794)	$8,440
Net Income (loss) per share—basic	$(0.14)	$(0.19)	$(0.05)	$0.08
Net income (loss) per share—diluted	$(0.14)	$(0.19)	$(0.05)	$0.08

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(in thousands, except per share data)
Net revenues:
Product revenues	$91,370	$115,571	$101,260	$96,530
License revenues	13,063	12,958	10,912	7,534
Total net revenues	$104,433	$128,529	$112,172	$104,064
Gross profit	$38,151	$48,767	$39,584	$603
Income (loss) from operations	$15,421	$23,396	$14,752	$(27,330)
Net Income (loss)	$14,233	$22,099	$14,522	$(26,925)
Net Income (loss) per share—basic	$0.15	$0.23	$0.15	$(0.28)
Net income (loss) per share—diluted	$0.14	$0.22	$0.15	$(0.28)

We recorded an operating lease impairment of $1.5 million relating to an operating lease for an abandoned building in the second quarter of 2004. We expensed the in-process research and development resulting from the acquisitions of Emosyn and G-Plus in the amount of $1.7 million and $4.2 million in the third and fourth quarters of 2004, respectively. We recorded a provision of adverse purchase commitments of $2.6 million and $5.4 million in the third and fourth quarters, respectively. In the fourth quarter of 2004, we recorded an $18.3 million valuation adjustment against inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values.

We recorded inventory valuation adjustments of $10.8 million,$12.9 million, $8.4 million and $5.2 million in the first, second, third and fourth quarters of 2005, respectively due to a decline in the pricing of several of our products We recorded a $2.9 million charge related to in-process R&D expense involving the acquisition of Actrans and the settlement of the Atmel patent litigation case in the second quarter of 2005. In the fourth quarter of 2005, we recorded an asset impairment charge of $2.2 million relating to one of our equity investments due to a subsequent lower-priced round of equity financing by the investee.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, we completed the remediation of our systems of internal control to address material weaknesses identified as of December 31, 2004. We implemented the following remediation steps to address such material weaknesses:

•       We hired additional accounting and finance staff.

•       We continued to enhance training programs for our accounting and finance personnel.

•       We supplemented our internal accounting and finance personnel with third party experts regarding selected accounting and tax matters.

During the fourth quarter of 2005, we completed our testing and concluded that these newly implemented controls were effective and therefore this material weakness has been remediated.

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Item 9B.               Other Information

On December 21, 2004, we were notified by the Enforcement Office of the Securities and Exchange Commission that it was conducting an informal inquiry regarding trading of shares of our common stock prior to our December 20, 2004 announcement of updated guidance for our financial results for the fourth quarter of 2004. The inquiry involves trading in shares of our common stock by a former executive officer, a director of SST, two current employees and one former employee. In September 2005, the Enforcement Office issued a subpoena compelling the testimony of the former executive officer. We have and continue to cooperate with the Enforcement Office.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirement of Section 16(a),” “Audit Committee,” “Nominating and Corporate Governance Committee,” and “Code of Conduct,” and are incorporated by reference into this report. The information relating to our executive officers is contained in Part I, Item 1 of this report.

Item 11.                 Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders under the caption “Compensation—Compensation of Officers,” and is incorporated by reference into this report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation—Equity Compensation Plan Information,” and are incorporated by reference into this report.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders under the caption “Certain Transactions,” and is incorporated by reference into this report. Please also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

Item 14.                 Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1)   Consolidated Financial Statements.   The index to the consolidated financial statements is found on page 49 of this Report.

     (2)   Financial Statement Schedule.   Financial statement schedule Number II is included.

     (3)   Exhibits.   See Exhibit Index in part (b), below.

(b)   Index to Exhibits.

Exhibit Number	Description of Document
3.1(1)	Bylaws of Silicon Storage Technology, Inc., as amended.
3.2(2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3(3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4(4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2(5)	Specimen Stock Certificate of SST.
4.3(6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4(7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1(8)+	1995 Equity Incentive Plan and related agreements.
10.2(9)+	1995 Employee Stock Purchase Plan.
10.3(10)+	1995 Non-Employee Director’s Stock Option Plan, as amended, and related form of stock option agreement.
10.4(11)+	Profit Sharing Plan.
10.5(12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6(13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.8(14)	Lease Amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9(15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.11(16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.12(17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.13(18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.14(19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
10.15(20)	Non-Employee Director Cash Retainer Program.

Exhibit Number	Description of Document
10.16(21)+	Consulting Agreement, dated May 11, 2005 and effective May 16, 2005, by and between SST and Isao Nojima.
10.17(22)	Loan and Security Agreement, dated August 11, 2005, by and among Cathay Bank, SST and certain subsidiaries of SST.
21.1	Subsidiaries of SST.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney is contained on the signature page.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-4(a).
32.1	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*
32.2	Certification of Vice President Finance and Chief Financial Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

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

         +  Management contract, compensatory    plan or arrangement.

          1.  Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 5, 2004 and incorporated by reference herein.

          2.  Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.

          3.  Filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 7, 2000, and incorporated by reference herein.

          4.  Filed as Exhibit 99.3 to our Current Report on Form 8-K filed on May 18, 1999, and incorporated by reference herein.

          5.  Filed as Exhibit 4.2 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on November 3, 1995, and incorporated by reference herein.

          6.  Filed as Exhibit 99.2 to our Current Report on Form 8-K filed on May 18, 1999, and incorporated by reference herein.

          7.  Filed as Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2000, as amended, filed on March 30, 2001, and incorporated by reference herein.

          8.  Filed as amended as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-108345, filed on August 29, 2003, and incorporated by reference herein.

          9.  Filed as amended as Exhibit 99.3 to our on Form S-8, File No. 333-108345 filed on August 29, 2003, and incorporated by reference herein.

   10.  Filed as amended as Exhibit 10.3 to our Current Report on Form 8-K, filed on April 21, 2005, and incorporated by reference herein.

   11.  Filed as Exhibit 10.5 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.

   12.  Filed as Exhibit 10.6 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.

   13.  Filed as Exhibit 10.7 to our Registration Statement on Form S-1, as amended, File No. 33-97802, filed on October 5, 1995, and incorporated by reference herein.

   14.  Filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998, and incorporated by reference herein.

   15.  Filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998, and incorporated by reference herein.

   16.  Filed as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.

   17.  Filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.

   18.  Filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, filed on February 24, 2000, and incorporated by reference herein.

   19.  Filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 7, 2000, and incorporated by reference herein.

   20.  Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on April 21, 2005, and incorporated by reference herein.

   21.  Filed as Exhibit 10.16 to our Current Report on Form 8-K filed on May 20, 2005, and incorporated by reference herein.

   22.  Filed as Exhibit 10.17 to our Current Report on Form 8-K filed on August 15, 2005 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 16th day of March, 2006.

SILICON STORAGE TECHNOLOGY, INC.
By:	/s/ BING YEH
Bing Yeh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bing Yeh and  Arthur O. Whipple, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ BING YEH	President, Chief Executive Officer and Chairman of	March 16, 2006
Bing Yeh	the Board (Principal Executive Officer)
/s/ ARTHUR O. WHIPPLE	Vice President, Finance and Chief Financial Officer	March 16, 2006
Arthur O. Whipple	(Principal Financial and Accounting Officer)
/s/ YAW WEN HU	Director	March 16, 2006
Yaw Wen Hu
/s/ TSUYOSHI TAIRA	Director	March 16, 2006
Tsuyoshi Taira
/s/ RONALD CHWANG	Director	March 16, 2006
Ronald Chwang
/s/ YASUSHI CHIKAGAMI	Director	March 16, 2006
Yasushi Chikagami
/s/ TERRY NICKERSON	Director	March 16, 2006
Terry Nickerson

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silicon Storage Technology, Inc.:

We have completed integrated audits of Silicon Storage Technology, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 16, 2006

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,365	$77,382
Short-term available-for-sale investments	68,628	1,008
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $1,189 at December 31, 2004 and $758 at December 31, 2005	25,206	21,378
Trade accounts receivable—related parties	32,973	55,858
Inventories, net	156,618	108,343
Other current assets	16,049	13,109
Total current assets	334,839	277,078
Property and equipment, net	16,620	19,415
Long-term available-for-sale investments	23,094	39,057
Equity investments, GSMC	83,150	83,150
Equity investments, others	15,413	12,962
Goodwill	15,600	29,637
Intangible assets, net	9,767	11,816
Other assets	3,848	4,722
Total assets	$502,331	$477,837
LIABILITIES
Current liabilities:
Notes payable, current portion	$705	$39
Borrowing under line of credit facility	—	3,000
Trade accounts payable-unrelated parties	53,273	48,660
Trade accounts payable-related parties	35,882	21,867
Accrued expenses and other liabilities	30,593	17,318
Deferred revenue	2,388	4,493
Total current liabilities	122,841	95,377
Other liabilities	1,307	2,627
Minority interest	2,199	—
Total liabilities	126,347	98,004
Commitments (Note 4) and Contingencies (Note 5)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares
Issued and outstanding: None	—	—
Common stock, no par value:
Authorized: 250,000 shares
Issued and outstanding: 97,358 shares at December 31, 2004 and 102,827 shares at December 31, 2005	358,578	377,027
Accumulated other comprehensive income	16,542	31,780
Retained earnings (accumulated deficit)	864	(28,974)
Total shareholders’ equity	375,984	379,833
Total liabilities and shareholders’ equity	$502,331	$477,837

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2003	2004	2005
Net revenues:
Product revenues—unrelated parties	$86,549	$180,234	$157,499
Product revenues—related parties	169,980	224,497	236,597
License revenues—unrelated parties	38,512	44,311	35,226
License revenues—related parties	—	156	1,577
Total net revenues	295,041	449,198	430,899
Cost of revenues:
Cost of revenues—unrelated parties	73,398	135,331	135,188
Cost of revenues—related parties	145,377	186,762	217,940
Total cost of revenues	218,775	322,093	353,128
Gross profit	76,266	127,105	77,771
Operating expenses:
Research and development	43,144	46,904	49,030
Sales and marketing	22,272	28,295	28,620
General and administrative	14,398	18,292	23,926
Other (Note 5 and Note 12)	37,849	7,375	2,945
Total operating expenses	117,663	100,866	104,521
Income (loss) from operations	(41,397)	26,239	(26,750)
Interest and other income	2,996	2,295	1,790
Interest and other expense	(350)	(281)	266)
Impairment of equity investments	—	(509)	(2,240)
Income (loss) before provision for (benefit from) income taxes and minority interest	(38,751)	27,744	(27,466)
Provision for (benefit from) income taxes	26,416	3,906	2,449
Minority interest	—	(91)	(77)
Net income (loss)	$(65,167)	$23,929	$(29,838)
Net income (loss) per share—basic	$(0.69)	$0.25	$(0.29)
Shares used in per share calculation—basic	94,723	95,756	101,369
Net income (loss) per share—diluted	$(0.69)	$0.24	$(0.29)
Shares used in per share calculation—diluted	94,723	99,143	101,369

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Income	Total
Balances, December 31, 2002	93,295	$339,598	$42,102	$151	$381,851
Issuance of shares of common stock under employee stock purchase and option plans	2,033	4,535	—	—	4,535
Tax benefit from exercise of stock options	—	1,251	—	—	1,251
Net loss	—	—	(65,167)	—
Unrealized gain on available for sale securities	—	—	—	9,027
Comprehensive loss	—	—	—	—	(56,140)
Balances, December 31, 2003	95,328	$345,384	$(23,065)	$9,178	$331,497
Repurchase of shares of common stock	(2,574)	(14,853)			(14,853)
Issuance of shares of common stock for acquisition of G-Plus, Inc	3,030	22,074			22,074
Issuance of shares of common stock under employee stock purchase and option plans	1,574	5,545	—	—	5,545
Tax benefit from exercise of stock options.	—	428	—	—	428
Net income	—	—	23,929	—
Unrealized gain on available for sale securities	—	—	—	7,337
Cumulative translation adjustment	—	—	—	27
Comprehensive income.	—	—	—	—	31,293
Balances, December 31, 2004.	97,358	$358,578	$864	$16,542	$375,984
Issuance of shares of common stock for acquisition of Actrans, Inc.	4,358	14,722	—	—	14,722
Issuance of shares of common stock under employee stock purchase and option plans.	1,111	3,727	—	—	3,727
Net loss	—	—	(29,838)	—
Unrealized gain on available for sale securities	—	—	—	15,259
Cumulative translation adjustment	—	—	—	(21)
Comprehensive income	—	—	—	—	(14,600)
Balances, December 31, 2005	102,827	$377,027	$(28,974)	$31,780	$379,833

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$(65,167)	$23,929	$(29,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation andamortization.	7,696	7,445	9,956
Purchased in process research and development	—	5,896	1,661
Provision (credits) for doubtful accounts receivable	228	825	(424)
Provision for sales returns	316	1,347	2,051
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	6,670	35,883	37,304
Deferred income taxes	22,318	—	—
Loss in equity interest	—	93	481
Impairment loss on equity investment	—	509	2,240
Impairment loss on operating lease	—	1,479	—
(Gain) loss on disposal of equipment	114	(33)	74
Gain on sale of equity investments	(649)	—	—
Tax benefit from employee stock stock plans	1,251	428	—
Minority interest	—	(91)	(77)
Changes in operating assets and liabilities:
Trade accounts receivable—unrelated parties	(3,931)	(7,113)	2,101
Trade accounts receivable—related parties	(15,972)	8,080	(22,480)
Inventories	29,507	(133,622)	4,906
Other current and non-current assets	18,318	(3,045)	4,037
Trade accounts payable—unrelated parties	8,365	12,422	(6,729)
Trade accounts payable—related parties	4,045	25,354	(14,015)
Accrued expenses and other liabilities	(6,535)	7,464	(9,847)
Deferred revenue	980	(1,242)	2,105
Net provided by (cash used) in operating activities	7,554	(13,992)	(16,495)
Cash flows from investing activities:
Acquisitions, net of cash	—	(18,443)	(7,406)
Investments in equity securities	—	(43,839)	(333)
Purchase of property and equipment	(1,806)	(8,042)	(6,443)
Proceeds from sale of equipment	—	33	4
Purchases of available-for-sale investments	(72,659)	(47,590)	(22,026)
Sales and maturities of available-for-sale and equity investments	84,645	91,869	89,003
Net cash provided by (used in) investing activities	10,180	(26,012)	52,799
Cash flows from financing activities:
Debt repayments	(250)	(393)	(439)
Borrowing against line of credit	—	—	3,000
Capital lease payments	—	—	(575)
Issuance of shares of common stock	4,535	5,545	3,727
Repurchase of common stock	—	(14,853)	—
Minority interest: capital contribution in cash	—	820	—
Net cash provided by (used in) financing activities	4,285	(8,881)	5,713
Net increase (decrease) in cash and cash equivalents	22,019	(48,885)	42,017
Cash and cash equivalents at beginning of period	62,231	84,250	35,365
Cash and cash equivalents at end of period	$84,250	$35,365	$77,382
Supplemental disclosure of cash flow information:
Cash received for interest	$2,813	$2,146	$1,571
Cash paid for interest	$127	$82	$122
Net cash paid for (received from) income taxes	$(8,224)	$2,798	$2,623
Common stock issued in connection with acquisitions	$—	$22,074	$14,722

During the year ended December 31, 2005, we issued approximately 4.4 million shares of common stock in connection with the acquisition of Actrans Inc. During the year ended December 31, 2004, we issued approximately 3.0 million shares of common stock in connection with the acquisition of G-Plus.

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations:

Silicon Storage Technology, Inc. (SST, us or we) is a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. Flash memory is a form of non-volatile memory that allows electronic systems to retain information when the system is turned off. Flash memory is now used in hundreds of millions of consumer electronics and computing products annually. We also produce and sell other semiconductor products including smart cards, SIM cards, radio frequency, RF, power amplifiers and transceivers and memory controllers. We license our SuperFlash technology to other companies for non-competing applications. Our products are used in personal computers, personal computer peripheral devices, consumer electronics and communications devices. Our products are sold to manufacturers located primarily in Asia.

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

Risks, Uncertainties and Concentrations:

Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new capabilities or technologies could affect our operating results adversely. We currently buy all wafers and die, an integral component of our products, from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis at competitive prices could cause us to suffer manufacturing delays, a possible loss of revenues, or higher than anticipated costs of revenues, any of which could have a severe adverse affect on our operating results.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecast, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2003, 2004 and 2005, SPT serviced end customer sales accounting for 64.2%, 52.9% and 58.5%, respectively, of our net product revenues recognized. Further description of our relationships with PCT and SPT are in Note 16 of these Notes to the Consolidated Financial Statements.

We ship products to, and have accounts receivable from, original equipment manufacturers, or OEMs; original design manufacturers, or ODMs; contract electronic manufacturers, or CEMs; stocking representatives; distributors; and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 29.9%, 34.0% and 40.3% of our product shipments in 2003, 2004 and 2005, respectively. In addition, the same three stocking representatives solicited sales for 32.8%, 25.1% and 18.3% of our shipments to end users in 2003, 2004 and 2005, respectively, for which they received a commission. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could harm our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, which could impair our ability to collect accounts receivable from SPT and may harm our business.

We derived 90.0%, 86.0% and 87.6% of our net product revenues from Asia during 2003, 2004 and 2005, respectively.

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

We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

•       reduced control over delivery schedules and quality;

•       the potential lack of adequate capacity during periods of strong demand;

•       difficulties selecting and integrating new subcontractors;

•       limited warranties on products supplied to us;

•       potential increases in prices due to capacity shortages and other factors; and

•       potential misappropriation of our intellectual property.

These risks may lead to increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships.

It should be noted that we may be greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries continue to conduct military exercises in or near the other’s territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our product. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact our operations, revenues, operating results, and stock price.

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

Foreign Currency Transactions:

Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 2003, 2004 or 2005.

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

Short and long-term investments, which are comprised of federal, state and municipal government obligations,  foreign and public corporate debt securities and listed equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in Shareholders’ Equity as Other Comprehensive Income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. Realized gains and losses were not material in 2004 and 2005.

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is set forth in Note 2 of these Notes to the Consolidated Financial Statements.

Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses. As of December 31, 2004 and 2005, SPT represented 55.1% and 69.6% of our net accounts receivable, respectively.

We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China. See Note 17 of these Notes to the Consolidated Financial Statements. Some of these companies are privately held and it was not practicable to estimate the fair value of the investments in the issued and untraded common stock. Investments in privately held companies are included in “Equity investments” in the balance sheet and are carried at cost. When a decline in value is other than temporary the cost basis of the securities are reduced to their estimated fair value. Some of the Taiwanese companies are public companies and their stock is traded on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in central custody subsequent to an initial public offering and are restricted from sale for a period of time. Shares required to be held in custody for greater than a one year period are carried at cost and recorded as equity investments. The unrestricted shares and the shares available for sale within one year from the balance sheet date are carried at quoted market price and included in long-term available for sale investments, with unrealized gains and losses reported as a separate component of shareholders’ equity. If a loss is other than temporary, it is reported as an “Impairment of equity investments.”  See Note 13 of these Notes to the Consolidated Financial Statements. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

Inventory valuation adjustments to cost of sales and adverse purchase commitments amounted to $6.7 million in 2003, $35.9 million in 2004 and $37.3 million in 2005.

Property and Equipment:

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years, except for building for which the useful life is forty years. See Note 3 of these Notes to the Consolidated Financial Statements.

Goodwill and Intangible Assets:

Goodwill and intangibles were acquired in acquisitions in 2004 and 2005. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. No impairment of goodwill has been identified since the date of acquisition. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years. No impairment of intangibles has been identified since the date of acquisition.

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

Revenue Recognition:

Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives, or by our distributors or SPT to end users, prior to recognizing revenue, we require that evidence of the arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on unsold merchandise. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

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

Computation of Net Income (Loss) Per Share:

We have computed and presented net income (loss) per share under two methods, basic and diluted. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed adjusting the net income (loss) by the potential minority interests and dividing by the sum of the weighted average number of common shares outstanding and potential common shares. The calculation of diluted net income (loss) per share excludes potential common stock if the effect is anti-dilutive. Potential common stock shares consist of common stock options, computed using the treasury stock method based on the average stock price for the period.

Stock-based Compensation:

We have employee stock benefit plans, which are described more fully in Note 9, “Stock-based Compensation.”  We account for stock-based compensation using the intrinsic value method. No compensation cost has been recognized for the stock option plans or the employee stock purchase plan. Had compensation cost for these plans been determined based on the fair value at the grant date of the awards, our net income (loss) and net income (loss) per share for 2003, 2004 and 2005 would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Net income (loss) reported	$(65,167)	$23,929	$(29,838)
Deduct: total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7,601)	(9,036)	(8,612)
Pro forma net income (loss)	$(72,768)	$14,893	$(38,450)
Basic income (loss) per share
Pro forma	$(0.69)	$0.25	$(0.38)
Dilute income (loss) per share
Pro forma	$(0.69)	$0.24	$(0.38)

The weighted average fair value of options granted under the Equity Incentive Plan and the Directors’ Plan during 2003, 2004 and 2005 was $8.57, $8.15 and $4.24.

The weighted average valuation of rights granted under the employee stock purchase plan during 2003, 2004 and 2005 was $1.82, $6.54 and $3.91, respectively, per share.

Comprehensive Income (Loss):

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Other comprehensive income (loss) is presented in the Statement of Shareholders’ Equity and Comprehensive Income (Loss).

Reclassifications:

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net losses. Specifically, we reclassified certain auction rate securities from cash equivalents to short-term investments where interest rates reset in less than 90 days but have a maturity date longer than 90 days. The reclassifications had the effect of increasing net cash provided by investing activities by $1.1 million for the year ended December 31, 2003.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS 123R (revised 2004), or SFAS 123R, “Share Based Payment.”  SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires that a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. SFAS 123R allows for either modified prospective recognition of compensation expense or retrospective recognition. We plan to apply the modified prospective recognition method. In April 2005, the SEC adopted a new rule that amends the compliance dates of SFAS 123R. The effective date of SFAS 123R for us is the first interim period of 2006. We have determined  the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and expect the adoption to have a significant adverse impact on our consolidated operating expenses.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. We expect to apply the principles of SAB 107 in conjunction with the adoption of FAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, or APB 29, and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29”, or SFAS 153, and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. We do not expect that this pronouncement will have a material effect on our consolidated financial statements.

2. Available-for-Sale Investments:

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2005 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$67	$—	$—	$67
Government bonds and notes	5,632	—	(1)	5,631
Foreign listed equity securities	7,283	31,774	—	39,057
Total bonds, notes and equity securities	$12,982	$31,774	$(1)	44,755
Less amounts classified as cash equivalents				(4,691)
Total short and long-term available-for-sale investments				$40,064

Contractual maturity dates of our available-for-sale investments for debt securities are in 2006. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business. At December 31, 2005 the balance of these investments was $1.0 million.

The unrealized gain as of December 31, 2005 is recorded in accumulated other comprehensive income, net of zero tax.

Market values were determined for each individual security in our investment portfolio. The declines in value of the government bonds and notes primarily relate to changes in the interest rates and are considered temporary in nature. With respect to our foreign listed equity securities, our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities have experienced a other than temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity, management and ownership. If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations.

The fair value of available-for-sale investments as of December 31, 2004 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$106	$—	$—	$106
Government bonds and notes	78,625	—	(69)	78,556
Foreign listed equity securities	6,509	16,977	(393)	23,093
Total bonds, notes and equity securities	$85,240	$16,977	$(462)	101,755
Less amounts classified as cash equivalents				(10,033)
Total short and long-term available-for-sale investments				$91,722

Contractual maturity dates of our available-for-sale investments for debt securities range from 2005 to 2039. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business. At December 31, 2004 the balance of these investments was $68.6 million.

The unrealized gain as of December 31, 2004 was recorded in accumulated other comprehensive income, net of zero tax.

3. Balance Sheet Detail (in thousands):

Trade accounts receivable comprise:

	December 31,
	2004	2005
Trade Accounts Receivable	$61,377	$79,571
Allowance for sales returns	(2,009)	(1,577)
Allowance for doubtful accounts	(1,189)	(758)
	$58,179	$77,236

Inventories, net, comprise:

	December 31,
	2004	2005
Raw materials	$86,355	$65,404
Work in process	4,151	6,491
Finished goods	60,520	29,450
Inventory held at logistic center	5,592	6,998
	$156,618	$108,343

Other current assets comprise:

	December 31,
	2004	2005
Refundable income tax	$6,035	$5,776
Other current assets	10,014	7,333
	$16,049	$13,109

Property and Equipment comprise:

	December 31,		Estimated Useful
	2004	2005	Lives
Land	$959	$959
Building	1,532	2,786	Forty years
Equipment	17,662	17,430	Four years
Computer and design hardware	13,684	14,205	Three years
Software	13,254	15,724	Three years
Vehicles	29	47	Five years
Furniture and fixtures	2,072	1,973	Seven years
Leasehold improvements	8,695	8,037	(1)
	57,887	61,161
Less accumulated depreciation	41,461	42,463
	16,426	18,698
Construction in progress	194	717
	$16,620	$19,415

(1)          Seven years or remaining lease term, whichever is less

Depreciation expense was $7.7 million, $6.6 million and $6.1 million for 2003, 2004 and 2005, respectively.

Accrued liabilities comprise:

	December 31, 2004	December 31, 2005
Accrued compensation and related items	$6,829	$5,934
Accrued adverse purchase commitments	8,330	1,752
Accrued commission	2,198	2,762
Accrued income tax payable	2,038	1,319
Accrued warranty	3,826	803
Other accrued liabilities	7,372	4,748
	$30,593	$17,318

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2006 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $40.7million. We have not recorded any liabilities as of December 31, 2005 related to these indemnities as no such claims have been made or asserted.

Accrued warranty:

	Year Ended December 31,
	2004	2005
Beginning balance	$187	$3,826
Provisions for warranty	4,834	2,270
Change in estimate of prior period accrual	—	(1,342)
Consumption of reserves	(1,195)	(3,951)
Ending balance	$3,826	$803

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. The increase in the consumption of the reserve for the year ended December 31, 2005 compared to the prior year relates mainly to the rescreening work related to two specific customers, which was fully reserved for as of December 31, 2004. The work was completed during the year ended December 31, 2005 and, consequently, we revised our estimate and decreased provisions for warranty by $1.3 million .

4. Commitments

We lease our corporate facilities under non-cancelable operating leases that expire in 2006 through 2012. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $5.5 million, $5.0 million and $4.2 million in 2003, 2004 and 2005, respectively.

During 2001 and the second quarter of 2004, we recorded charges to other operating expense of $756 thousand and $1.5 million, respectively, relating to operating leases for two unoccupied buildings. These charges represent the fair value of the liability determined by reducing the remaining lease commitment by the estimated sublease income relating to these two buildings. At December 31, 2003, 2004 and 2005, payments made have reduced the recorded liability to $270 thousand, $976 thousand and $4 thousand, respectively.

Future minimum lease payments at December 31, 2005 are as follows (in thousands):

	Capital Lease	Operating Lease
2006	$2,200	$3,626
2007	1,710	3,409
2008	—	3,313
2009	—	3,315
2010	—	931
Thereafter	—	63
	$3,910	$14,657
Less: Imputed interst	(143)
Present value of minimum lease payments	$3,767

5. Contingencies:

In January 1996, Atmel Corporation filed suit against SST alleging that we infringed six U.S. patents. We successfully moved for summary judgment on two of the six asserted patents in September 1997. In January 2001, Atmel withdrew its allegation that we infringed another patent. On May 7, 2002, a judgment was entered against us in the amount of $36.5 million based on a jury’s finding that we infringed two of the three remaining patents. We appealed the judgment on July 16, 2002. On September 12, 2003, the Court of Appeals upheld the jury’s verdict. On November 18, 2003, the Court of Appeals denied our request for a rehearing, and in December 2003 we paid Atmel $37.8 million to satisfy the judgment plus statutory interest accrued during the appeals. The payment was recorded as other operating expense in the year ending December 31, 2003. In addition, on June 28, 2004 we paid $247 thousand of legal related expenses incurred by Atmel pursuant to the court order.

The third patent remaining in the case, the ‘903 patent, expired in September 2001. The trial court has held that, if it is found to be valid, certain of our products infringed that patent. A trial to determine whether the ‘903 patent is invalid began on July 29, 2002. On August 5, 2002 the jury announced that it was unable to reach a verdict on our invalidity defense, and a mistrial was declared. Atmel requested a new trial, but the Court stayed the matter until after our appeal of the earlier judgment is resolved. A new trial on the invalidity of the ‘903 patent was scheduled for August 1, 2005, but on June 30, 2005 we signed an agreement with Atmel to settle the litigation. Under the terms of that agreement, Atmel released us and our customers from any liability under the ‘903 patent and agreed to dismiss the suit with prejudice in return for a settlement payment. On July 27, 2005, the Court entered an Order dismissing the case.

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss. On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Pursuant to the Court’s Order, any amended complaint must be filed no later that April 14, 2006. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2005.

6. Line of Credit

On August 11, 2005, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $35.0 million revolving line of credit, all of which was available to us as of December 31, 2005. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (7.25% at December 31, 2005). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property. The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. There were no borrowings under this line as of December 31, 2005.

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of December 31, 2004, there were no borrowings under this line of credit. As of December 31, 2005, we had borrowed $3.0 million under our line of credit.

7. Acquisitions

Actrans Systems Inc.   On April 11, 2005, we acquired substantially all of the outstanding capital stock of Actrans Systems Inc., or Actrans, a privately held fabless semiconductor company incorporated and existing under the laws of the Republic of China that designs flash memory and EEPROM. On May 31, 2005, we acquired the remaining outstanding shares of Actrans. The transaction was accounted for under the purchase method of accounting and the net assets and results of operations of Actrans were included in the consolidated financial statements from the date of the acquisition. We have incorporate Actrans’ split-gate NAND flash technology into our portfolio of licensable intellectual property. Actrans engineers have been merged into our memory products development team both in Taiwan and the United States.

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

Cash	$4,917
Common Stock	14,722
Direct acqusition costs	218
Total purchase price	$19,857

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired	$3,557
Exisiting technology	3,370
In-process research and development	1,520
Non-compete agreements	810
Goodwill	14,449
Customer relationships and backlog	920
Trade accounts payable, accrued expenses and other liabilities	(4,769)
$19,857

We value the existing technology and in-process research and development, or IPR&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible assets. We utilized a discount rate of 16% for existing technology, 35% for in-process research and development and 17% for the non-compete agreements. The existing technology is amortized to cost of revenues over its estimated lives of four to six years. The non-compete agreements are amortized to operating expenses over their contract periods of two to four years. As of December 31, 2005, existing technology and non-compete agreements are all included in intangible assets.

In-process research and development of $1.5 million was expensed and included in other operating expenses as of the date of the acquisition in 2005.

The $14.4 million in goodwill was allocated $1.0 million to each of the SMPG, ASPG and SPG segments and $11.4 million to the License segment, none of which was tax deductible.

Emosyn LLC.   On September 10, 2004, we consummated the acquisition of an 83.6% ownership of privately held Emosyn LLC, or Emosyn, for an aggregate cash purchase price of approximately $16.0 million including costs related to the acquisition. Emosyn is a fabless semiconductor manufacturer specializing in the design and marketing of smart card ICs for subscriber identification module, or SIM, card applications. We believe that the acquisition will help Emosyn leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for Emosyn’s smart card products. The acquisition also provides us the opportunity to establish SuperFlash technology as the technology-of-choice in the strategically important smart card products. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition.

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired	$9,252
Existing technology	6,029
In-process research and development	1,988
Trade name	1,093
Customer relationships	549
Backlog	712
Trade accounts payable, accrued expenses and other liabilities	(3,621)
$16,002

We valued the existing technology and IPR&D utilizing a discounted cash flow model that uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of

30% for existing technology, trade name and customer relationships, 50% for in-process research and development and 18% for backlog, respectively. The existing technology is amortized to cost of revenues over their estimated lives of five years. The trade name, customer relationships and backlog are amortized to operating expense over their estimated lives of one to five years. As of December 31, 2005, existing technology, trade name, customer relationships and backlog are all included in intangible assets.

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

On April 15, 2005, we acquired the remaining 16.4% outstanding minority interest held in Emosyn for cash of $3.1 million. The transaction was accounted for as a purchase in the second quarter of 2005. The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Minority interest	$2,122
Existing technology	578
In-process research and development	190
Trade name	105
Customer relationships	53
Backlog	68
Total purchase price	$3,116

In-process research and development acquired of $190 thousand was expensed and included in other operating expenses as of the date of the acquisition of the minority interest in 2005.

G-Plus, Inc.   On November 5, 2004, we purchased substantially all the assets of G-Plus Inc., or G-Plus, a privately held company located in Santa Monica, California. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of G-Plus’ operations have been included in the consolidated financial statements since that date. G-Plus is a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs for a wide range of wireless and multimedia applications. The acquisition provides us the opportunity to make SuperFlash the embedded memory of choice for wireless applications. We also believe that the acquisition will help G-Plus leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for G-Plus wireless products.

The aggregate purchase price was $26.9 million, including $4.6 million of cash, common stock valued at $22.1 million and costs related to the acquisition of $200 thousand. The fair value of the 3,030,082 shares of our common stock issued to the former stockholders of G-Plus was determined based on the average closing price of the Company’s common stock over a two-day trading period prior to the closing date. Below is a summary of the total preliminary purchase price (in thousands):

Cash	$4,600
Common stock	22,074
Acquisition direct costs	194
Total purchase price	$26,868

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired	$5,983
Existing technology	1,814
In-process research and development	3,908
Customer relationships	355
Backlog	11
Goodwill	15,600
Trade accounts payable, accrued expenses and other liabilities	(803)
Total purchase price	$26,868

We valued the existing technology and in-process research and development, or IP R&D, utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 28% for existing technology and customer relationships, 30-35% for in-process research and development projects, and 26% for backlog, respectively. The existing technology is amortized to cost of revenues over its estimated life of four years. The customer relationships and backlog are amortized to cost of revenues over their estimated lives of one to three years. As of December 31, 2005, existing technology, customer relationships and backlog are all included in intangible assets.

The following unaudited pro forma financial information presents the combined results of operations of Actrans, Emosyn and G-Plus as if the acquisitions had occurred as of the beginning of 2005 and 2004. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Decemer 31,
	2004	2005
	(unaudited)
Revenue	$473,295	$431,498
Net income (loss)	$13,354	$(30,723)
Net income (loss) per share—basic	$0.13	$(0.30)
Net income (loss) per share—diluted	$0.13	$(0.30)

8. Goodwill and Intangible Assets:

As discussed in note 7, our acquisitions of Emosyn, G-Plus and Actrans included the acquisition of $16.5 million of finite-lived intangible assets. The acquisition of G-Plus and Actrans also included the acquisition of $29.6 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

As of December 31, 2005, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	$2,829	$8,961
Trade name	1,198	313	885
Customer relationships	1,857	528	1,329
Backlog	811	806	5
Non-compete Agreements	810	174	636
	$16,467	$4,651	$11,816

As of December 31, 2004, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$7,843	$437	$7,406
Trade name	1,093	67	1,026
Customer relationships	904	73	831
Backlog	723	219	504
	$10,563	$796	$9,767

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Trade names, customer relationships and backlogs have been assigned useful lives of five years, four years and one year, respectively. Amortization expense was $796 thousand and $3.9 million in 2004 and 2005, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Amortization of
Intangible Assets
2006	$3,570
2007	3,427
2008	3,096
2009	1,634
2010	89
$11,816

The changes in the carrying amount of goodwill for the year ended December 31, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$15,600
Acquisitions	14,449
Adjustments	(412)
Balance as of December 31, 2005	$29,637

For the year ended December 31, 2005, our adjustments to goodwill included a $412 thousand decrease due to the realization of previously reserved net operating losses previously reserved from the SCC acquisition.

9. Stock-based Compensation:

Employee Stock Purchase Plan:

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance. Through July 31, 2005, the Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the option grant, or, if lower, 85% of the fair market value of our common stock six months after the option grant, by withholding up to 10 percent of their annual base earnings. Since July 31, 2005, the Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. At December 31, 2005, 1.1 million shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan in 2003, 2004 and 2005 were 931 thousand, 507 thousand and 769 thousand, respectively.

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

Directors’ Stock Option Plan:

Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. In April 2005, the Board of Directors amended the Directors’ Plan. Pursuant to the Directors’ Plan, upon each non-employee director’s initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the yearly anniversary of the grant date. Previously, each such initial stock option was fully vested and exercisable upon grant. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. Previously, each non-employee director received a fully vested annual stock option grant for 18,000 shares of common stock. The options expire ten years after the date of grant. As of December 31, 2005, the Directors’ Plan had 199 thousand shares available for issuance.

Activity under the Equity Incentive Plan and Directors’ Plan are as follows (in thousands, except per share data):

	Available						Weighted
	for	Options Outstanding					Average
	Grant	Shares	Price Per Share			Amount	Price
Balances, December 31, 2002	5,054	10,654	$0.05	-	$29.44	$79,510	$7.46
Granted	(1,337)	1,337	2.30	-	13.57	11,460	8.57
Exercised	—	(1,102)	0.05	-	10.29	(2,305)	2.09
Terminated	742	(742)	0.95	-	26.02	(9,595)	12.98
Authorized	1,650	—	—		—	—	—
Balances, December 31, 2003	6,109	10,147	0.07	-	29.44	79,070	7.79
Granted	(2,395)	2,395	5.77	-	16.34	19,531	8.15
Exercised	—	(1,067)	0.07	-	11.81	(2,786)	2.61
Terminated	444	(444)	2.83	-	26.02	(4,998)	11.25
Authorized	—	—	—		—	—	—
Balances, December 31, 2004	4,158	11,031	0.08	-	29.44	90,817	8.23
Granted	(2,469)	2,469	2.62	-	5.51	10,460	4.24
Exercised	—	(342)	0.08	-	4.71	(719)	2.10
Terminated	1,471	(1,471)	1.35	-	26.02	(14,849)	10.10
Balances, December 31, 2005	3,160	11,687	$0.44	-	$29.44	$85,709	$7.33

At December 31, 2003, 2004 and 2005, 6.9 million, 6.9 million and 7.1 million options were exercisable at a weighted-average exercise price per share of $7.96, $8.59 and $8.01, respectively.

The options outstanding and currently exercisable by exercise price under the Equity Incentive Plan and the Directors’ Plan at December 31, 2005 are as follows (in thousands, except per exercise price data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.44	-	$2.00	1,416	2.23	$1.15	1,416	$1.15
$2.08	-	$3.65	1,636	6.50	$2.97	1,062	$3.00
$3.72	-	$4.63	1,322	6.66	$4.41	901	$4.44
$4.69	-	$5.02	1,177	8.34	$4.91	262	$4.92
$5.05	-	$6.48	1,342	8.69	$5.95	217	$5.79
$6.66	-	$8.61	1,258	8.00	$7.65	548	$7.92
$8.63	-	$9.85	1,190	6.24	$9.30	660	$9.31
$9.92	-	$17.79	1,232	6.18	$12.44	922	$12.41
$18.56	-	$28.35	1,097	4.34	$21.06	1,097	$21.06
$29.44	-	$29.44	17	4.50	$29.44	17	$29.44
$0.44	-	$29.44	11,687	6.33	$7.33	7,102	$8.01

The fair value of each option grant for both of the SST stock option plans are estimated on the date of grant using the Black-Scholes multiple options pricing model with the following weighted average assumptions by year:

	Year ended December 31,
	2003	2004	2005
Risk-free interest rate	2.4 - 3.1%	2.7 - 3.9%	3.7 - 4.2%
Expected term of option	5 years	5 years	5 years
Expected volatility	99%	94%	84%
Expected dividend yield	0%	0%	0%

The fair value of each stock right grant for the employee stock purchase plan is estimated using the Black-Scholes model with the following weighted average assumptions by year:

	Year ended December 31,
	2003	2004	2005
Risk-free interest rate	1.0 - 1.4%	1.2 - 2.1%	2.7 - 3.7%
Expected term of right	1/2 year	1/2 year	1/2 year
Expected volatility	86%	74%	57%
Expected dividend yield	0%	0%	0%

Option grants and Purchase Plan rights are priced at the date of grant. The risk-free interest rate range represents the low and high end of the range used at different points during the year.

10. Shareholders’ Equity:

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

11. Net Income (Loss) Per Share:

A reconciliation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands except for per share data):

	Year ended December 31,
	2003	2004	2005
Numerator—Basic and diluted
Net income (loss)	$(65,167)	$23,929	$(29,838)
Denominator—Basic
Weighted average common stock outstanding	94,723	95,756	101,369
Basic net income (loss) per share	$(0.69)	$0.25	$(0.29)
Numerator—Diluted:
Net income (loss)	$(65,167)	$23,929	$(29,838)
Denominator—Diluted:
Weighted average common stock outstanding	94,723	95,756	101,369
Dilutive potential of common stock equivalents:
Options	—	3,387	—
	94,723	99,143	101,369
Diluted net income (loss) per share	$(0.69)	$0.24	$(0.29)

Anti-dilutive stock options to purchase approximately 5.4 million shares of common stock with a weighted average price of $13.03 were excluded from the computation of diluted net income per share for 2004 because the exercise price of the options exceeded the average fair market value of the stock for 2004. Stock options to purchase 10.1 million and 13.1 million shares of common stock with weighted average price of $7.79 and $6.60 were outstanding at December 31, 2003 and 2005, respectively, but were not included in the computation of diluted net loss per share because we had a net loss in 2003 and 2005.

12. Other Operating Expenses:

Other operating expenses comprised (in thousands):

	Year Ended December 31,
	2003	2004	2005
Operating lease impairment	$—	$1,479	$—
In-process research and development	—	5,896	1,695
Atmel Settlement	37,849	—	1,250
	$37,849	$7,375	$2,945

Operating lease impairment.   During the second quarter of 2004, we recorded a period charge to other operating expense of $1.5 million relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to this building. At December 31, 2003, 2004 and 2005, payments made have reduced the recorded liability to $270 thousand, $976 thousand and $4 thousand, respectively.

In-process research and development.   A portion of the purchase price of each acquisition was allocated to in-process research and development and immediately expensed. For 2005, the amount of in-process research and development expensed for the Actrans Systems Inc and minority interest of Emosyn acquisitions was $1.5 million and $190 thousand, respectively. These costs are included in other operating expenses.

Atmel Settlement.   As discussed in Note 5, in September 2003, the Federal Circuit Court issued a decision upholding the trial court verdict that we infringed on the ‘811 and ‘829 patents in our lawsuit with Atmel. As a result of that decision, we accrued the judgment of $36.5 million. In October 2003, the court denied our petition to reconsider its decision. In December 2003, we recorded an additional $1.3 million in settlement fees related to the interest on the judgment from the time the judgment was entered in May 2002 to the payment date of the judgment in December 2003. The total judgment and interest of $37.8 million was paid to Atmel in December 2003. In 2005, we paid Atmel $1.25 million to in settlement fees for the ‘903 patent lawsuit.

13. Impairment of Equity Investments:

During 2003, Insyde, a company in which we have an investment, completed an initial public offering on the Taiwan Stock Exchange. Since the initial public offering there had been a significant decline in the market value of the investment. During 2004, we recognized a $509 thousand loss from the impairment of our equity investment because Insyde’s stock price had declined below the acquisition cost for more than six months. We could not conclude that the value of our investment would be recovered in the foreseeable future. The impairment was, therefore, considered to be “other-than-temporary” in nature, thus the investment value was permanently written down to reflect the fair value.

During the fourth quarter of 2005, we wrote down our investment in Advanced Chip Engineering Technology, or ACET, a company in which we have an investment,  as they intend on issuing an additional round of equity financing at a lower per share price than our existing carrying value. We could not conclude that the price of ACET stock will rise in the foreseeable future, and therefore, the value of our investment would be recovered. Consequently, we recorded an impairment charge of $2.2 million on our existing investment.

14. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	For the Year Ended December 31
	2004	2005
Net income (loss)	$23,929	$(29,838)
Other comprehensive income:
Change in unrealized gains on investments, net of tax	7,337	15,259
Change in cumulative translation adjustment	27	(21)
Total comprehensive income	$31,293	$(14,600)

The components of accumulated other comprehensive income are as follows (in thousands):

	As of December 31,
	2004	2005
Net unrealized gains on investments, net of tax	$16,515	$31,774
Cumulative translation adjustment	27	6
	$16,542	$31,780

15. Income Taxes:

The provision for income taxes reflected in the Statements of Operations for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
Current:
Federal	$2,516	$736	$6
State	2	2	7
Foreign	1,580	3,168	2,024
	4,098	3,906	2,037
Deferred:
Federal	16,818	—	412
State	5,500	—	—
	22,318	—	412
	$26,416	$3,906	$2,449

Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

	Year ended December 31,
	2003	2004	2005
United States statutory rate	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	—	—	0.2
Foreign taxes, net	4.0	12.9	43.9
Research and development credit	(4.8)	(4.0)	(8.9)
Tax exempt interest	(2.0)	(2.6)	(0.7)
Change in estimated tax contingency	—	(1.5)	2.8
Change in valuation allowance	106.1	(30.5)	5.2
Write offs	—	4.9	—
Other	(0.1)	(0.2)	1.4
	68.2%	14.0%	8.9%

As of December 31, 2004 and 2005 our deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2004	2005
Allowance for excess and obsolete inventory	$237	$132
Allowance for sales returns	27	29
Allowance for doubtful accounts	48	35
Other	2,500	2,078
Capitalized research and development	1,591	1,108
Net operating loss carry-forwards	1,456	9,492
Depreciation	1,902	853
Tax credits	20,213	26,525
Total deferred tax asset	$27,974	$40,252
Valuation allowance	(27,191)	(39,682)
Acquired intangibles	(783)	(570)
	$—	$—

During 2005, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The valuation allowance as of December 31, 2005 included deferred tax assets acquired in the Acquisition of G-Plus and Actrans. Future reversals of this valuation allowance will be recorded first as reductions to the basis of goodwill, follow by reductions of any remaining acquired intangible assets. Thereafter, any remaining valuation allowance reduction will be recorded as income tax benefit during the period in which the valuation allowance is reversed.

At December 31, 2005, we had $15.9 million of federal net operating loss carry forward and had state net operating loss carry forward of $25.8 million. The federal net operating loss expires between 2020 to 2026. The state net operating loss expires between 2006 to 2016. The net operating loss is subject to limitations due to ownership changes, however, they should not expire because of these limitations. At December 31, 2005, we had available research and development credit carry forwards for federal and state income tax purposes of $14.4 million and $13.1 million, respectively. The federal carry forwards expire between 2006 and 2026. The state carry forwards has no expiration dates.

Undistributed earnings of foreign subsidiaries of approximately $81.6 million at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004, or the Act. Among other provisions, the Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We did not repatriate foreign earnings under the Act. It is not anticipated that the other provisions of the Act will have a material impact on our effective tax rate.

16. Segment Reporting:

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

We manage our business in five reportable segments: the Standard Memory Product Group, or SMPG, the Application Specific Product Group, or ASPG, the Special Product Group, or SPG, the SST Communications Corporation Products, or SCC, and Technology Licensing. We do not allocate amortization expense, operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating a business unit’s performance.

SMPG includes our standard flash memory product families: the Multi-Purpose Flash, or MPF, family and the Multi-Purpose Flash Plus, or MPF+, family. These product families allow us to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products. Effective July 1, 2003, we transferred the Small Sector Flash, or SSF, family from SMPG to SPG. Effective January 1, 2004, we transferred the last MTP series of products from SMPG to SPG. Accordingly, our segment revenues.

ASPG includes Concurrent SuperFlash, Serial Flash, Firmware Hub, or FWH, and Low Pin Count, or LPC, flash products. These products are designed to address specific applications such as cellular phones, hard disk drives and PCs. ASPG also includes flash embedded controllers such the ATA flash disk controller to consumer, industrial and mass data storage applications. We acquired a majority ownership of Emosyn on September 10, 2004. On April 15, 2005, we acquired the remaining minority interest of Emosyn. As a result of the acquisition of the remaining minority interest, the management of Emosyn’s products was integrated into ASPG. Effective for the second quarter of 2005, Emosyn is no longer considered its own reportable segment by us and Emosyn’s flash memory based smart-card IC’s are now included in ASPG. These products are used primarily in cell phone applications and include such benefits of use as lower power consumption, long term data retention and high endurance of data access. Our segment revenues and gross margin information have been reclassified for presentation purposes as if the transfer occurred as of September 10, 2004.

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

Technology Licensing includes both license fees and royalties.

The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

	Year Ended December 31, 2005
	Revenues	Gross Profit (Loss)
SMPG	$205,234	$6,510
ASPG	154,709	33,780
SPG	30,954	2,792
SCC	3,199	(28)
Technology Licensing	36,803	36,803
	$430,899	$79,857

	Year Ended December 31, 2004
	Revenues	Gross Profit (Loss)
SMPG	$269,376	$48,352
ASPG	90,126	22,499
SPG	44,636	12,706
SCC	593	(123)
Technology Licensing	44,467	44,467
	$449,198	$127,901

	Year Ended December 31, 2003
	Revenues	Gross Profit
SMPG	$166,776	$21,428
ASPG	60,481	11,544
SPG	29,272	4,782
Technology Licensing	38,512	38,512
	$295,041	$76,266

	Year ended December 31,
	2003	2004	2005
Gross profit from operating segments	$76,266	$127,901	$79,857
Amortization of intangibles	—	(796)	(2,086)
Total gross profit	$76,266	$127,105	$77,771

Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
United States.	$19,600	$32,833	$21,261
Europe	9,957	28,863	32,008
Japan.	27,575	35,233	26,455
Korea.	25,214	36,715	32,702
Taiwan	109,254	125,491	74,753
China (including Hong Kong)	76,107	148,100	208,658
Other Asian Countries	27,334	41,963	35,062
	$295,041	$449,198	$430,899

Foreign revenue is based on the country to which the product is shipped by us or our logistics center.

The locations and net book value of our long-lived assets as follows:

	December 31,
	2004	2005
United States	$13,443	$14,692
China	1,035	3,111
Taiwan	898	1,273
Other	1,244	339
	$16,620	$19,415

17. Equity Investments and Related Party Reporting:

Equity investments comprise (in thousands):

	December 31, 2005
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value	Total Equity Investment
Advanced Chip Engineering Technology Inc.	$1,772	$—	$1,772
Apacer Technology, Inc.	4,357	—	4,357
Grace Semiconductor Mfg. Corporation	83,150	—	83,150
Insyde Software Corporation(1)	448	543	991
King Yuan Electronics Company, Limited	—	4,296	4,296
Nanotech	3,316	—	3,316
Powertech Technology, Incorporated	445	26,537	26,982
Professional Computer Technology Limited(2)	807	7,681	8,488
Silicon Technology Co., Ltd.	939	—	939
Other	878	—	878
	$96,112	$39,057	$135,169

	December 31, 2004
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value	Total Equity Investment
Advanced Chip Engineering Technology Inc.	$4,012	$—	$4,012
Apacer Technology, Inc.	4,357	—	4,357
Grace Semiconductor Mfg. Corporation	83,150	—	83,150
Insyde Software Corporation(1)	322	266	588
King Yuan Electronics Company, Limited	—	2,318	2,318
Nanotech	3,767	—	3,767
Powertech Technology, Incorporated	767	14,076	14,843
Professional Computer Technology Limited(2)	675	6,434	7,109
Silicon Technology Co., Ltd.	939	—	939
Other	574	—	574
	$98,563	$23,094	$121,657

(1)          Includes $133 thousand in convertible bonds for 2004 and 2005.

(2)          Includes $1.3 million and $1.7 million in convertible bonds for 2004 and 2005, respectively.

The following table is a summary of our related party revenues and purchases (in thousands):

	Year Ended December 31, 2005
	Revenues	Purchases
Silicon Technology Co., Ltd	$3,711	$—
Apacer Technology, Inc. & related entities	2,180	—
Professional Computer Technology Limited	—	—
Silicon Professional Technology Ltd	230,706	—
Grace Semiconductor Manufacturing Corp	1,577	45,373
King Yuan Electronics Company, Limited	—	34,882
Powertech Technology, Incorporated	—	15,111
	$238,174	$95,366

	Year Ended December 31, 2004
	Revenues	Purchases
Silicon Technology Co., Ltd	$7,943	$—
Apacer Technology, Inc. & related entities	2,359	707
Silicon Professional Technology Ltd	214,195	—
Grace Semiconductor Manufacturing Corp	156	59,278
King Yuan Electronics Company, Limited	—	38,248
Powertech Technology, Incorporated	—	14,718
	$224,653	$112,931

	Year Ended December 31, 2003
	Revenues	Purchases
Silicon Technology Co., Ltd	$3,615	$—
Apacer Technology, Inc. & related entities	1,555	2,361
Silicon Professional Technology Ltd	164,810	—
Grace Semiconductor Manufacturing Corp	—	12
King Yuan Electronics Company, Limited	—	19,659
Powertech Technology, Incorporated	—	9,280
	$169,980	$31,312

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	December 31, 2004		December 31, 2005
	Trade Accounts Receivable	Accounts Payable and Accruals	Trade Accounts Receivable	Accounts Payable and Accruals
Silicon Technology Co., Ltd.	$322	$—	$370	$—
Apacer Technology, Inc. and related entities	458	320	237	—
Professional Computer Technology Limited	—	72	—	123
Silicon Professional Technology Ltd.	32,037	694	53,785	846
Grace Semiconductor Mfg. Corp.	156	17,227	1,466	4,949
King Yuan Electronics Company, Limited	—	13,702	—	10,004
Powertech Technology, Incorporated	—	3,867	—	5,945
	$32,973	$35,882	$55,858	$21,867

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Silicon Technology’s board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. At December 31, 2005, our investment, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer’s board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181 thousand. The investment was written down to $4.4 million during 2002. At December 31, 2005, our investment represented 9.5% of the outstanding equity of Apacer. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. Our purchases from Apacer are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT’s board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179 thousand in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31,

2005. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In February 2004, we purchased $1.7 million of PCT’s European convertible bonds. As of December 31, 2005, the value of the stock and convertible bond investment recorded as long-term available-for-sale is valued at $7.7 million and the restricted portion of the investment carried at cost is recorded at $807 thousand. At December 31, 2005 our investment represented 11.5% of the outstanding equity and 13.2% of the European convertible bonds of PCT.

PCT and it subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2003, 2004 and 2005 we paid sales commissions of $1.2 million, $579 thousand and $315 thousand, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 27.3%, 31.3% and 38.9% of our product shipments in 2003, 2004 and 2005. In addition, PCT and SPAC solicited sales, for which they earned a commission, for 12.0%, 3.3% and 2.0% of our shipments to end users in 2003, 2004 and 2005, respectively.

PCT has established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company, which is a production subcontractor, for $4.6 million in cash. A member of our management team holds a supervisor position at KYE. The role and responsibilities of a supervisor are defined and governed by Corporate Law in Taiwan. The investment was made in KYE in order to strengthen the relationship between us and KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2004 and 2005. The investment was written down to $1.3 million during 2001 and is valued at $4.3 million as of December 31, 2005 based on the quoted market price.  At December 31, 2005, our investment represented 0.4% of the outstanding equity of KYE. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PTI’s board of directors. The investment was made in PTI in order to strengthen our relationship with PTI. During 2003, PTI completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2004 and 2005. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested $723 thousand cash in PTI shares available for sale. As of December 31, 2005, the value of the investment recorded as long-term available-for-sale is valued at $26.5 million and the restricted portion of the investment carried at cost is recorded at $445 thousand. At December 31, 2005, our investment represented 2.4% of the outstanding equity of PTI. During early 2006, we sold four million shares of PTI for approximately a net gain of $12.2 million. We hold 5.5 million shares of PTI as of March 3, 2006. Refer to Note 19 of the Consolidated Financial Statements. Our purchases from PTI are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide PTI with any additional financing.

We have invested $83.2 million in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC’s board of directors. In addition, a member of our management team holds one supervisor position at GSMC. The role and responsibilities of a supervisor are defined and governed by Corporate Law in the Cayman Islands. This investment is carried at cost. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. Grace began to manufacture our products since late 2003. We do not have a long-term contract with Grace to supply us with products. At December 31, 2005, our investment represented 9.8% of the outstanding equity of GSMC.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964 thousand in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde’s board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2004 and 2005. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133 thousand cash in Insyde’s convertible bonds. The stock investment was written down $509 thousand during 2004. Refer to Note 13 of these Notes to the Consolidated Financial Statements. At December 31, 2005, our investment represented 6.2% of the outstanding equity and 6.3% of the convertible bonds of Insyde.

In June 2004, we acquired a 9% interest in Advanced Chip Engineering Technology, or ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET’s board of directors. During 2005, we recorded a $2.2 million impairment charge related to our investment in ACET. ACET is in the process of raising an additional round of equity financing at a lower per share cost than our current basis. Consequently, our investment was overvalued. At December 31, 2005 our investment, which is carried at cost, represented 9.4% of the outstanding equity of ACET.

In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. Nanotech, a development stage company, has a wholly owned subsidiary which is in the process of establishing foundry operations in China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Nanotech’s board of directors. Tsuyoshi Taira, a member of our Board of Directors, also invested in this round of financing. We are not obligated to provide Nanotech with any additional financing. At December 31, 2005 our investment, which is accounted for under the equity method, represented 29% of the outstanding equity of Nanotech.

18. Employee Benefit Plans:

Profit Sharing Plan:

We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both net earnings before interest income (expense), net provision for (benefit from) income taxes and operating profit are greater than 10% of sales. For purposes of the Profit Sharing Plan, “operating profit” is net revenues less cost of revenues and less operating expenses. The sum paid to any particular employee as profit sharing is a function of the employee’s length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. During 2004, profit sharing expenses of $3.7 million were recorded. No profit sharing was paid for 2003 or 2005.

401(k) Plan:

We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust, or the 401(k) Plan, as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all U.S. employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. All employee contributions are 100% vested. During 2003, 2004 and 2005, we matched the first $1,000 of each employees’ contribution, for a total of $384 thousand, $379 thousand and $493 thousand, respectively.

19. Subsequent Events:

In January and February of 2006, we sold four million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We continue to own approximately 5.5 million shares of PTI at March 3, 2006.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off of Accounts /Other	Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful accounts	$4,420	$228	$(3,530)	$1,118
Allowance for sales returns	$1,787	$316	$(802)	$1,301
Allowance for excess and obsolete inventories and adverse purchase commitments	$28,722	$6,670	$(23,638)	$11,754
Valuation allowance on deferred tax assets	$—	$41,114	$—	$41,114
Year ended December 31, 2004
Allowance for doubtful accounts	$1,118	$825	$(754)	$1,189
Allowance for sales returns	$1,301	$1,347	$(639)	$2,009
Allowance for excess and obsolete inventories and adverse purchase commitments	$11,754	$35,883	$(7,155)	$40,482
Valuation allowance on deferred tax assets	$41,114	$—	$(13,923)	$27,191
Year ended December 31, 2005
Allowance for doubtful accounts	$1,189	$(424)	$(7)	$758
Allowance for sales returns	$2,009	$2,051	$(2,483)	$1,577
Allowance for excess and obsolete inventories and adverse purchase commitments	$40,482	$37,314	$(26,039)	$51,752
Valuation allowance on deferred tax assets	$27,191	$12,327	$—	$39,518