Form 10-Q
period 2006-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2006-05-10
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                .

Commission File Number 0-26944

SILICON STORAGE TECHNOLOGY, INC.

(Exact name of Registrant as Specified in its Charter)

California	77-0225590
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1171 Sonora Court, Sunnyvale, CA	94086
(Address of Principal Executive Offices)	(Zip Code)

(408) 735-9110

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, April 20, 2006:   103,155,985.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2006

Net revenues:
Product revenues - unrelated parties	$37,621	$38,032
Product revenues - related parties	41,649	62,271
Technology licensing	6,943	8,850
Technology licensing - related parties	102	1,378
Total net revenues	86,315	110,531
Cost of revenues:
Cost of revenues - unrelated parties	32,441	27,815
Cost of revenues - related parties	41,281	48,803
Total cost of revenues	73,722	76,618
Gross profit	12,593	33,913
Operating expenses:
Research and development	11,965	15,167
Sales and marketing	7,340	8,161
General and administrative	6,702	6,037
Total operating expenses	26,007	29,365
Income (loss) from operations	(13,414)	4,548
Other income (expense), net	201	439
Interest expense	(21)	(79)
Gain on sale of equity investments	—	12,206
Impairment of equity investments	—	(3,523)
Income (loss) before provision for (benefit from) income taxes and minority interest	(13,234)	13,591
Provision for income taxes	746	2,301
Minority interest	(84)	—
Net income (loss)	$(13,896)	$11,290
Net income (loss) per share - basic	$(0.14)	$0.11
Shares used in per share calculation - basic	97,820	103,140
Net income (loss) per share - diluted	$(0.14)	$0.11
Shares used in per share calculation - diluted	97,820	104,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$77,382	$95,100
Short-term available-for-sale investments	1,008	12,164
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $905 at March 31, 2006	21,378	17,548
Trade accounts receivable-related parties	55,858	37,413
Inventories	108,343	104,541
Other current assets	13,109	13,222
Total current assets	277,078	279,988
Property and equipment, net	19,415	19,552
Long-term available-for-sale investments	39,057	25,156
Equity investments, GSMC	83,150	83,150
Equity investments, others	12,962	9,640
Goodwill	29,637	29,637
Intangible assets, net	11,816	10,920
Other assets	4,722	4,778
Total assets	$477,837	$462,821
LIABILITIES
Current liabilities:
Notes payable, current portion	$39	$218
Borrowing under line of credit facility	3,000	3,000
Trade accounts payable-unrelated parties	48,660	34,362
Trade accounts payable-related parties	21,867	17,244
Accrued expenses and other liabilities	17,318	20,333
Deferred revenue	4,493	3,554
Total current liabilities	95,377	78,711
Other liabilities	2,627	2,294
Total liabilities	98,004	81,005
Commitments (Note 6) and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares
Issued and outstanding: none	—	—
Common stock, no par value:
Authorized: 250,000 shares Issued and outstanding: 102,827 shares at December 31, 2005 and 103,153 shares at March 31, 2006	377,027	380,335
Accumulated other comprehensive income	31,780	19,165
Accumulated deficit	(28,974)	(17,684)
Total shareholders’ equity	379,833	381,816
Total liabilities and shareholders’ equity	$477,837	$462,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(13,896)	$11,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,030	2,493
Stock-based compensation expense	—	2,037
Provision (credits) for doubtful accounts receivable	(90)	147
Provision for sales returns	895	229
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	10,766	1,707
Loss in equity interest	120	24
Impairment loss on equity investment	—	3,523
Gain on sale of equity investments	—	(12,206)
(Gain) loss on disposal of equipment	2	(5)
Minority interest	(84)	—
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	1,276	3,437
Trade accounts receivable-related parties	10,308	18,462
Inventories	(37,559)	1,463
Other current and non-current assets	1,725	(389)
Trade accounts payable-unrelated parties	(8,981)	(13,858)
Trade accounts payable-related parties	4,123	(4,623)
Accrued expenses and other liabilities	(929)	3,117
Deferred revenue	178	(939)
Net cash provided by (used in) operating activities	(30,116)	15,909
Cash flows from investing activities:
Investments in equity securities	(333)	—
Purchase of property and equipment	(818)	(1,441)
Proceeds from sale of equipment	—	5
Purchases of available-for-sale investments	(19,105)	(12,000)
Sales and maturities of available-for-sale and equity investments	42,669	14,325
Net cash provided by investing activities	22,413	889
Cash flows from financing activities:
Debt repayments	(106)	(39)
Borrowing against line of credit	1,000	—
Issuance of shares of common stock	1,630	1,271
Capital lease payments	—	(312)
Net cash provided by financing activities	2,524	920
Net increase (decrease) in cash and cash equivalents	(5,179)	17,718
Cash and cash equivalents at beginning of period	35,365	77,382
Cash and cash equivalents at end of period	$30,186	$95,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

1.              Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

The year-end balance sheet at December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. Please refer to the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS No. 123(R), “Share-Based Payments ,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated to reflect the adoption of SFAS No. 123(R).

Recent Accounting Pronouncements

In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, or APB 29, and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29”, or SFAS 153, and (b) if nonmonetary transactions within the scope of APB 29 and SFAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. We do not expect that this pronouncement will have a material effect on our consolidated financial statements.

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

	Three Months Ended
	March 31,
	2005	2006
Numerator -basic
Net income (loss)	$(13,896)	$11,290

Denominator - basic
Weighted average common stock outstanding	97,820	103,140

Basic net income (loss) per share	$(0.14)	$0.11

Denominator - diluted
Weighted average common stock outstanding	97,820	103,140
Dilutive potential of common stock equivalents	—	1,599
Options	97,820	104,739

Diluted net income (loss) per share	$(0.14)	$0.11

Stock options to purchase 10,605,000 shares of common stock were outstanding as of March 31, 2005 with a weighted average exercise price of $8.09. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 2005 because we had a net loss for this period. Stock options to purchase 7,120,303 shares were outstanding and not included in the computation of diluted net income per share for the three months ended March 31, 2006 since the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2006.

3. Stock Compensation:

Effective  January 1, 2006, we adopted SFAS No. 123(R),  “Share-Based  Payments.” This  statement  requires  us to  expense  the fair  value of grants of  various stock-based  compensation  programs  over the vesting  period of the awards. We elected to adopt the “modified prospective application” transition method which does not require the  restatement  of previously  issued  financial  statements. Compensation expense is measured and recognized beginning in 2006 as follows:

Awards granted after December 31, 2005 are measured at their fair value at date of grant. The  resulting  compensation  expense  is  recognized  in the condensed consolidated  statement of  operations  ratably  over the vesting  period of the award and is adjusted based upon an estimated forfeiture rate which is derived from historical data.

Awards  granted  prior to December 31, 2005 were measured at their fair value at the date of original grant. Compensation  expense  associated with the unvested  portion  of these  options at  January  1, 2006 is  recognized  in the consolidated statement of operations ratably over the remaining vesting period.

Our employee stock purchase plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock as of the option grant date. The compensation is the difference between the fair value and purchase price on the date of purchase. Compensation expense associated with the purchase plan is recognized in the condensed consolidated statement of operations as of the date of purchase.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

Three Months Ended
March 31, 2006
Cost of goods sold	$157
Research and development	980
Sales and marketing	260
General and administrative	640
Effect on net income	$2,037

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees” to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the “modified prospective application” transition method, the prior year statements of cash flows have not been restated. The tax benefit from the exercise of options was zero for the three months ended March 31, 2006.

Stock Option Plans

Pursuant to our 1995 Equity Incentive Plan and 1995 Non-Employee Director’s Stock Option Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. Expected volatilities are based on the historical performance of our common stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is derived from the output of the option pricing model and represents the period of time that options are expected to remain unexercised. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant.

The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

Three Months Ended
March 31, 2006
Risk-free interest rate	4.3%
Dividend yield	0.0%
Expected volatility	77.0%
Expected life	6.0 years

The following is a summary of all option activity for the three months ended March 31, 2006:

			Agregate
		Weighted	Intrinsic Value
	Number of	Average	at March 31,
	Shares	Price	2006
Outstanding at December 31, 2005	11,687	$7.33
Granted	116	$4.72
Exercised	(82)	$2.57
Forfeited	(195)	$5.89
Expired	(45)	$14.00
Outstanding at March 31, 2006	11,481	$7.30	$6,782

Exercisable at March 31, 2006	7,244	$7.93	$6,003

A summary of our stock options outstanding at March 31, 2006 as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$0.44 - $1.46	1,129	1.97	$0.99	1,129	$0.99
$1.54 - $2.83	1,148	5.12	$2.38	809	$2.26
$3.07 - $4.42	1,121	6.44	$3.80	816	$3.83
$4.46 - $4.86	1,183	7.08	$4.60	725	$4.53
$4.90 - $5.36	1,213	8.27	$4.97	236	$5.00
$5.38 - $7.05	1,132	8.28	$6.24	238	$6.02
$7.45 - $8.61	1,115	7.70	$7.75	548	$7.97
$8.63 - $9.92	1,187	5.98	$9.31	752	$9.32
$9.97 - $16.34	1,081	6.14	$11.91	819	$11.68
$17.79 - $29.44	1,172	4.24	$20.97	1,172	$20.97
$0.44 - $29.44	11,481	6.13	$7.30	7,244	$7.93

In the first quarter of 2006, the weighted-average fair value of an option was $435 thousand. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was approximately $205 thousand. Total unrecognized compensation expense from stock options was $10.9 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.5 years as follows, (in thousands):

Compensation
Expense excluding
Estimated Forfeitures
2006 (remaining nine months)	$4,974
2007	3,799
2008	1,629
2009	425
2010	29
Total	$10,856

For the three months ended March 31, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure –An Amendment of FASB Statement No. 123”, our net income would have been reduced to the following pro forma amounts as follows, in thousands:

Three Months Ended
March 31, 2005
Net loss as reported	$(13,896)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,434)
Pro forma net loss	$(16,330)
Basic loss per share
As reported:	$(0.14)
Pro forma:	$(0.17)
Diluted net loss per share
As reported:	$(0.14)
Pro forma:	$(0.17)

Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

4.                    Investments

We consider cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions.

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and marketable equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders’ equity as other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. In the three months ended March 31, 2006, we sold 4.0 million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We owned approximately 5.5 million shares of PTI at March 31, 2006.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in “Long-term available-for-sale investments.”  The investments that are not available for resale due to local securities regulations within one year at the balance sheet date are recorded at the investment cost. The investments that are available for resale within one year at the balance sheet date are recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders’ Equity as Other Comprehensive Income. If a decline in value is judged to be other than temporary, it is reported as an “Impairment of equity investments.”  Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared. During March 2006, we determined our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on loan payments to certain of its business partners and is now in the process of discontinuing operations. Consequently, our remaining investment of $3.3 million along with a loan of $225 thousand were written down to a net realizable value of zero.

The fair values of available-for-sale investments as of March 31, 2006 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Corporate bonds and notes	$67	$—	$—	$67
Government bonds and notes	22,656	—	(9)	22,647
Foreign listed equity securities	5,999	19,157	—	25,156
Total bonds, notes and equity securities	$28,722	$19,157	$(9)	$47,870
Less amounts classified as cash equivalents				(10,550)
Total short and long-term available-for-sale investments				$37,320

Contractual maturity dates of our available-for-sale investments for debt securities are all in 2006. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The unrealized gains and losses as of March 31, 2006 are recorded in accumulated other comprehensive income, net of tax.

The fair values of available-for-sale investments as of December 31, 2005 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Corporate bonds and notes	$67	$—	$—	$67
Government bonds and notes	5,632	—	(1)	5,631
Foreign listed equity securities	7,283	31,774	—	39,057
Total bonds, notes and equity securities	$12,982	$31,774	$(1)	$44,755

Less amounts classified as cash equivalents				(4,691)
Total short and long-term available-for-sale investments				$40,064

The unrealized gains and losses as of December 31, 2005 are recorded in accumulated other comprehensive income, net of tax.

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

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting. As of March 31, 2006, the carrying value of these investments was $92.8 million which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, which represents a 10% interest. As of December 31, 2005, the carrying value of these investments was $96.1 million.

5.                    Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

	December 31,	March 31,
	2005	2006
Raw materials	$65,404	$51,421
Work in process	6,491	11,430
Finished goods	29,450	33,495
Finished goods inventories held at logistics center	6,998	8,195
	$108,343	$104,541

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value. If we over estimate future market demand, we may end up with excess inventory levels that cannot be sold within a normal operating cycle and we may be required to record a provision for excess inventory. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a material adjustment and could harm our financial results. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolescence and lower of cost or market exposure and record provisions accordingly. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations.

Our allowance for excess and obsolete inventories includes an allowance for finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In addition, our allowance includes an allowance for die, work-in-process and finished goods that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory analysis, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

Accrued expenses and other liabilities comprise (in thousands):

	December 31,	March 31,
	2005	2006
Accrued compensation and related items	$5,934	$6,043
Accrued adverse purchase commitments	1,752	1,120
Accrued commission	2,762	2,916
Accrued income tax payable	1,319	3,244
Accrued warranty	803	831
Other accrued liabilities	4,748	6,179
	$17,318	$20,333

Changes in the warranty reserves during the three months ended March 31, 2005 and 2006 were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2006
Beginning balance	$3,826	$803
Provisions for warranty	72	674
Change in estimate of prior period accrual	(500)	—
Consumption of reserves	(754)	(646)
Ending balance	$2,644	$831

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in our condensed consolidated statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues. For new products, we use our historical percentage for the appropriate class of product. The higher warranty reserve as of March 31, 2005 compared to March 31, 2006 related mainly to the rescreening work related to two specific customers. The work was completed during 2005 so there is no comparable reserve as of March 31, 2006

6.              Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2006 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $41.7 million. We have not recorded any liabilities as of March 31, 2006 related to these indemnities as no such claims have been made or asserted.

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

7.              Contingencies

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss. On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Plaintiffs filed a second amended complaint on May 1, 2006. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2006.

8. Line of Credit

On August 11, 2005, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $35.0 million revolving line of credit, all of which was available to us as of March 31, 2006. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (7.75% at March 31, 2006). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property. The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. There were no borrowings under this line as of March 31, 2006.

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit. The interest rate for the line of credit is 3.475% per annum. The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets. The certificate of deposit matures in July 2006 and carries an interest rate of 2.6% per annum. As of December 31, 2005, and March 31, 2006, we had borrowed $3.0 million under our line of credit.

9. Goodwill and Intangible Assets:

Our acquisitions in prior years included the acquisition of $16.5 million of finite-lived intangible assets. Certain of our acquisitions also included an aggregate of $29.6 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

As of March 31, 2006, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	$3,476	$8,315
Trade name	1,198	373	825
Customer relationships	1,857	653	1,204
Backlog	811	810	1
Non-Compete Agreements	810	235	575
	$16,467	$5,547	$10,920

As of December 31, 2005, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	2,830	$8,961
Trade name	1,198	313	885
Customer relationships	1,857	528	1,329
Backlog	811	806	5
Non-Compete Agreements	810	174	636
	$16,467	$4,651	$11,816

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Trade names, customer relationships and backlogs have been assigned useful lives of five years, three years and one year, respectively. Amortization expense for intangible assets for the three months ended March 31, 2006 was $896 thousand.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Amortization of
Fiscal Year	Intangible Assets
2006 remaining nine months	$2,674
2007	3,427
2008	3,096
2009	1,634
2010	89
$10,920

There was no change in the carrying amount of goodwill for the three months ended March 31, 2006 from December 31, 2005.

10. Segment Reporting

Management has been focusing SST with a key objective to transform ourselves from a pure-play in flash to a multi-product line company. Our objective is to be a leading worldwide supplier of low to medium density NOR flash memory devices, a leading supplier of other semiconductor products in the consumer electronics market and a leading licensor of embedded flash technology. As a result, the operating results that the company’s chief operating decision maker reviews to make decisions about resource allocations and to assess performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with our key objectives and focus. The new segments include Memory Products, Non-Memory Products and Technology Licensing.

Memory includes our standard flash memory product families: the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family, the Concurrent SuperFlash, or CSF, family, the Firmware Hub, or FWH, family, the Serial Flash family, the ComboMemory family, the Many-Time Programmable, or MTP, family, and the Small Sector Flash, or SSF, family.  These product families are designed to produce products optimized for cost and functionality to support a broad range of mainstream applications that use nonvolatile memory products.

Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers smart card integrated circuit (ICs) and modules, radio frequency, or RF, ICs and modules and NAND controllers and modules.

Technology Licensing includes both license fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

We do not allocate amortization expense, operating expenses, interest and other income, interest expense, impairment of equity investments and provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating segment performance.

Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table shows our revenues and gross profit (loss) for each segment (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2006
	Gross			Gross
	Revenues	Profit	Revenues	Profit
Memory	$68,062	$993	$80,038	$17,936
Non-Memory	11,208	4,555	20,265	5,749
Technology Licensing	7,045	7,045	10,228	10,228
	$86,315	$12,593	$110,531	$33,913

11.          Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	For the Three Months Ended
	March 31, 2005	March 31, 2006

Net income (loss)	$(13,896)	$11,290
Other comprehensive income:
Change in unrealized gains on investments, net of tax	3,901	(12,626)
Change in cumulative translation adjustment	68	11
Total comprehensive income	$(9,927)	$(1,325)

The components of accumulated other comprehensive income are as follows (in thousands):

	Balances as of
	December 31, 2005	March 31, 2006
Components of accumulated other comprehensive income:
Net unrealized gains on investments, net of tax	$31,774	$19,148
Cumulative translation adjustment	6	17
	$31,780	$19,165

12. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three months ended March 31, 2005 and 2006, and our related party accounts receivable and accounts payable and accruals as of December 31, 2005 and March 31, 2006 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2006
	Revenues	Purchases	Revenues	Purchases
Silicon Technology Co., Ltd	$699	$—	$226	$—
Apacer Technology, Inc. & related entities	324	—	966	—
Silicon Professional Technology Ltd	40,626	—	61,079	—
Grace Semiconductor Manufacturing Corp	102	23,341	1,378	9,823
King Yuan Electronics Company, Limited	—	9,168	—	8,004
Powertech Technology, Incorporated	—	3,702	—	3,791
	$41,751	$36,211	$63,649	$21,618

	December 31, 2005		March 31, 2006
	Trade	Accounts	Trade	Accounts
	Accounts	Payable and	Accounts	Payable and
	Receivable	Accruals	Receivable	Accruals
Silicon Technology Co., Ltd	$370	$—	$68	$—
Apacer Technology, Inc. & related entities	237	—	782	—
Professional Computer Technology Limited	—	123	—	120
Silicon Professional Technology Ltd	53,785	846	36,459	590
Grace Semiconductor Manufacturing Corp	1,466	4,949	104	7,457
King Yuan Electronics Company, Limited	—	10,004	—	5,925
Powertech Technology, Incorporated	—	5,945	—	3,152
	$55,858	$21,867	$37,413	$17,244

Professional Computer Technology Limited, or PCT, earns commissions for point-of-sales transactions to  customers. PCT’s commissions are paid at the same rate as all of our other stocking representatives in Asia. In addition, we pay Silicon Professional Technology Ltd., or SPT, a wholly-owned subsidiary of PCT, a fee for providing logistics center functions. This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and processing accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform demand forecasting, billing and collection of accounts receivable.

13. Income Taxes

We have determined that based upon our historical losses and other available objective evidence that there is sufficient uncertainty regarding the realizability of our deferred tax assets such that a full valuation allowance was required. Accordingly, we maintain a valuation allowance against our deferred tax assets at March 31, 2006. Our provision for the three months ended March 31, 2006 of $2.3 million is primarily related to foreign withholding taxes and tentative minimum tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The following discussion contains forward-looking statements, which involve risk and uncertainties. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors which are difficult to forecast and can materially affect our quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in our stock price. Please also see Part II, Item 1A. “Risk Factors.”

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

We also produce and sell other semiconductor products including flash microcontrollers, subscriber identification module, or SIM, cards, radio frequency, or RF, ICs and modules and memory controllers.

One of our key initiatives is the active development of our non-memory business. Our objective is to transform SST from a pure-play in flash to a multi-product line company. We continue to execute on our plan to derive, by mid-2008, 30% of our revenue from non-memory products, which includes embedded controllers, NAND controller based products, smart card ICs and radio frequency ICs and modules. We believe non-memory products represent an area in which we have significant competitive advantages and also an area that can yield profitable revenue with higher and more stable gross margins than our memory products in the long run.

As a result of the transition in our objectives, the operating results that our chief operating decision maker reviews to make decisions about resource allocations and to assess our performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with our key objectives and focus. The new segments include Memory Products, Non-Memory Products and Technology Licensing. For other information related to our segments, see “Note 10 – Segment Reporting” to our Notes to the Consolidated Financial Statements.

While we entered the first quarter of 2006 with strong bookings, our customers began canceling or pushing out orders after the lunar New Year in January. The slowdown was the result of weaker than expected demand in a number of key applications, including desktop PCs, printers, graphics cards, optical drives and MP3 players. We also experienced fabrication issues with one of our wafer foundries and capacity constraints for certain package types at one of our backend suppliers. As a result, unit shipments in the first quarter of 2006 decreased 20.1% compared with the prior quarter. However, these factors affected more of our lower margin products, allowing us to achieve higher than expected gross margin results.

Looking at our product shipments by application, Internet computing and digital consumer applications experienced the greatest declines. Units shipped to Internet computing applications were down by 22.0% compared to the prior quarter largely due to the weaker demand in the desktop, workstation, LCD monitor, printer, hard disk drive and graphics card applications. Units shipped to digital consumer applications were down 24.3% from the prior quarter, driven by weakness in the MP3 player, DVD recorder, DVD-RW drive, digital TV and video game applications. Units shipped to wireless communications applications were down 11.2% from the prior quarter. Major shipments for these applications were in Bluetooth, cordless phone, cell phone, GPS module, and SIM card applications.

Networking applications decreased by 11.7% from the prior quarter, mainly due to fewer shipments to networking equipment and wireless LAN applications.

In the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to smaller geometries. Substantially all of our new wafer starts are now in 0.25 micron and 0.18 micron geometries. We are in the process of developing 0.13 micron and 0.12 micron process technologies in the embedded flash technology area.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 demand for some of our products weakened in the first quarter of 2006 although pricing remained stable. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer’s needs and in our supply of product. Accordingly, our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

We derived 86.0%, 87.6% and 86.2% of our net product revenues during 2004, 2005 and the three months ended March 31, 2006, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, excluding transactions through stocking representatives and distributors, accounted for 29.1%, 27.2% and 20.7% of our net product revenues in 2004, 2005 and the three months ended March 31, 2006, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2004, 2005 or the three months ended March 31, 2006.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of Professional Computer Technology Limited, or PCT, one of our stocking representatives in Taiwan. Please see a description of our relationship with PCT under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2005. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For 2004 and 2005 and the three months ended March 31, 2006, SPT serviced end customer sales accounting for 52.9%, 58.5% and 60.9%, respectively, of our net product revenues recognized. As of December 31, 2005 and March 31, 2006, SPT represented 69.6% and 53.6% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 34.0%, 40.3% and 58.1% of our product shipments in 2004, 2005 and the three months ended March 31, 2006, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 25.1%, 18.3% and 13.6% of our shipments to end users in 2004, 2005 and the three months ended March 31, 2006, respectively.

Critical Accounting Estimates

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments ,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated to reflect our adoption of SFAS No. 123(R).

For other information related to our revenue recognition and other critical accounting estimates, please refer to the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations: Three Months Ended March 31, 2006

Net Revenues

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Memory Revenue	$68,062	$99,229	$80,038	$(19,191)	(19.3)%	$11,976	17.6%
Non-Memory Revenue	$11,208	$22,991	$20,265	$(2,726)	(11.9)%	$9,057	80.8%
Product revenues	$79,270	$122,220	$100,303	$(21,917)	(17.9)%	$21,033	26.5%
Technology licensing	$7,045	$10,993	$10,228	$(765)	(7.0)%	$3,183	45.2%
Total net revenues	$86,315	$133,213	$110,531	$(22,682)	(17.0)%	$24,216	28.1%

Net revenues decreased 17.0% in the first quarter of 2006 from the prior quarter primarily due to a 20.1% decline in unit shipments and lower technology license revenue due mainly to the timing of up-front license fees. While our pricing remained relatively flat from the fourth quarter of 2005, average selling prices of our products for the first quarter of 2006 increased 2.7% due to product mix that favored higher margin products. Net revenues for the first quarter 2006 increased 28.1% compared to the first quarter of 2005 due to a 25.4% increase in unit shipments and increased royalty revenue.

Product Revenues

The following discussions are based on our reportable segments described in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Memory Products

Memory product revenue declined in the first quarter of 2006 from the fourth quarter of 2005 primarily due to 20.9% decrease in unit shipments, somewhat offset by a 4.6% increase in our average selling price. Weaker demand  for several consumer electronic and computer applications led to order cancellations and delays. Memory product revenue increased in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a 22.2% increase in unit shipments. The increase came largely from a 132.4% increase in unit shipments of serial flash devices.

Non-Memory Products

Non-memory product revenue declined in the first quarter of 2006 from the fourth quarter of 2005 primarily due to a 16.7% decrease in unit shipments. The decrease in unit shipments was driven primarily by a decrease in demand for NAND controller products for MP3 applications and a decrease in demand for SIM card applications. Non-memory product revenue increased in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a 41.0% increase in unit shipments. Non-memory product revenue as a percent of total product revenue increased to 20.2% in the first quarter of 2006 compared to 18.8% in the prior quarter and 14.1% in the first quarter of 2005.

Technology Licensing Revenue

Technology license revenues include a combination of up-front fees and royalties. Technology licensing revenue for the first quarter of 2006 declined from the fourth quarter of 2005 as a result of lower up-front license fees due to timing of new license agreements and milestone completions. Technology licensing revenues for the first quarter of 2006 increased compared to the first quarter of 2005 due to new licensing agreements and increased royalty fees. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Memory gross profit	$993	$16,766	$17,936	$1,170	7.0%	$16,943	1706.2%
Memory gross margin	1.5%	16.9%	22.4%
Non-Memory gross profit	$4,555	$7,012	$5,749	$(1,263)	(18.0)%	$1,194	26.2%
Non-Memory gross margin	40.6%	30.5%	28.4%
Product gross profit	$5,548	$23,778	$23,685	$(93)	(0.4)%	$18,137	326.9%
Product gross margin	7.0%	19.5%	23.6%
Technology licensing gross profit	7,045	10,993	10,228	(765)	(7.0)%	3,183	45.2%
Technology licensing gross margin	100.0%	100.0%	100.0%
Total gross profit	$12,593	$34,771	$33,913	$(858)	(2.5)%	$21,320	169.3%
Total gross margin	28.4%	15.9%	33.8%

Gross margin improved for the first quarter of 2006 compared to the fourth quarter of 2005 as the weakened demand environment had more of an effect on our lower margin products such as products sold for digital consumer applications including both high and low density NOR. Average selling prices increased 2.7% in the first quarter of 2006 from the fourth quarter of 2005 without considering product mix. Lower provisions for inventory reserves of $1.7 million in the first quarter of 2006 compared to $5.2 million in the prior quarter and $10.8 million in the first quarter of 2005 also had a favorable impact on the first quarter gross profit.

For other factors that could affect our gross profit, please also see “Part II, Item 1A.”Risk Factors - We incurred material inventory valuation adjustments in 2003, 2004 and 2005, and we may incur additional material inventory valuation adjustments in the future.”

Product Gross Profit

Memory products

Gross profit for memory products increased in the first quarter of 2006 compared to the fourth quarter of 2005 and the first quarter of 2005 largely due to lower charges for provision against inventory and adverse purchase commitments in the first quarter of 2006 and lower material and production costs.

Non-memory products

Gross profit for non-memory products decreased in the first quarter of 2006 compared to the fourth quarter of 2005 as total unit shipments decreased 16.7%. The decrease in gross margin is largely a result of product mix and a 2.8% decrease in the average selling price of non-memory products. In comparison to the first quarter of 2005, unit shipments increased 41.0%. Although average selling prices increased 19.7%, the increase was primarily a result of product mix. Actual selling prices decreased as a result of heavy competition, resulting in lower gross margin. We expect some revenue fluctuation in non-memory business until at least late 2007 as we expect to grow and diversify our revenue and customer base.

Operating Expenses

Research and development

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Research and development	$11,965	$12,209	$15,167	$2,958	24.2%	$3,202	26.8%
Percent of revenue	13.9%	9.2%	13.7%

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

Research and development expenses increased in the first quarter of 2006 compared to the fourth quarter of 2005 primarily due to increased spending in masks of $1.2 million as a result of new technology and product development and enhancements and increased employee benefit related costs. The increase in benefit related costs came primarily from stock-based compensation expense of $980 thousand as a result of the implementation of SFAS No. 123(R) in the first quarter of 2006, increased 401k matching of $364 thousand and profit sharing of $303 thousand due to profitability in the first quarter of 2006. Research and development expenses increased in the first quarter of 2006 compared to the first quarter of 2005 due to an increased evaluation parts expense of $620 thousand for technology and product development and enhancement and increased benefit related costs. The increase in benefit related costs came primarily from stock-based compensation expense of $980 thousand as a result of the implementation of SFAS No. 123(R) in the first quarter of 2006, increased 401k matching of $233 thousand and profit sharing of $303 thousand due to profitability in the first quarter of 2006. We expect that R&D expenses will fluctuate based on the timing of engineering projects for both new product introductions and the development of new technologies to support our future growth.

Sales and marketing

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Sales and marketing	$7,340	$7,096	$8,161	$1,065	15.0%	$821	11.2%
Percent of revenue	8.5%	5.3%	7.4%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

Sales and marketing expenses increased in the first quarter of 2006 compared to the fourth quarter of 2005 primarily due to bonuses and profit sharing accrual of $547 thousand as a result of our profitability in the first quarter of 2006 and stock-based compensation expense of $260 thousand as a result of SFAS 123(R) in the first quarter of 2006. The increase from the first quarter of 2005 to the first quarter of 2006 related to increased commission and logistic fee expense of $711 thousand due to higher product revenues in Asia and stock-based compensation expense of $260 thousand. We expect that sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
General and administrative	$6,702	$4,418	$6,037	$1,619	36.6%	$(665)	(9.9)%
Percent of revenue	7.8%	3.3%	5.5%

General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses increased in the first quarter of 2006 compared to the fourth quarter of 2005 related to stock compensation expense of $640 thousand as a result of the implementation of SFAS No. 123(R) in the first quarter of 2006, increased 401k matching expense of $134 thousand and an increase in the allowance for bad debt expense of $648 thousand. The increase in bad debt expense was a replenishment of allowance reserves released in the fourth quarter of 2005 from increased collections against the trade receivables. General and administrative expenses decreased in the first quarter of 2006 compared to the first quarter of 2005 due to decreases in outside services of $1.0 million due to lower Sarbanes-Oxley compliance costs, partially offset by stock-based compensation expense of $640 thousand as a result of the implementation of SFAS No. 123(R) in the first quarter of 2006. In addition to the increased expense related to SFAS No. 123(R), we anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Other operating expenses	$—	$50	$—	$(50)	n/m	$—	n/m
Percent of revenue	0.0%	0.0%	0.0%

We incurred no other operating expenses during the first quarter of 2006 or 2005 and had minimal expense in the fourth quarter of 2005.

Other income and expense, net

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Other income (expense), net	$201	$204	$439	$235	115.2%	$238	118.4%
	0.2%	0.2%	0.4%

Other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. In comparison to the prior quarter and the first quarter of 2005, other income and expense increased due to higher levels of invested cash and higher short-term interest rates, resulting in higher interest income for the first quarter of 2006. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing for dividends on our investments.

Interest expense

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q06-Over-		1Q06-Over-
	2005	2005	2006	4Q05 Change		1Q05 Change
Interest expense	$21	$109	$79	$(30)	(27.5)%	$58	276.2%
	0.0%	0.1%	0.1%

Interest expense remained relatively low as we do not have significant outstanding debt. Interest expense in the first quarter of 2006 decreased compared to the fourth quarter of 2005 and the first quarter of 2005 as payments against outstanding debt reduced interest expense. As of March 31, 2006, we had no borrowings against our $35.0 million line of credit with Cathay Bank and had $3.0 million in borrowings against our $3.0 million line revolving line of credit with Cathay Bank. If we borrow against our credit lines in the future, interest expense will increase as a result of the borrowings.

Change in equity investments

During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Power Technology, Inc. or PTI. As of March 21, 2006, we owned 5.5 million shares of PTI.

Also during the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan for $225 thousand. We believe the chances of recovering this investment are remote and cannot be reasonably estimated.

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109,

or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the first quarter of 2006 was $2.3 million, which consists primarily of foreign withholding taxes and tentative minimum tax.

Liquidity and Capital Resources

	Three Months Ended
	March 31,	March 31,
	2005	2006
Cash provided by (used in):
Operating activities	$(30,116)	$15,909
Investing activities	$22,413	$889
Financing Activities	$2,524	$920

 Operating activities. The major contributing factors to our sources and uses of operating cash over the past three months are the reduction of related party receivables of $18.5 million, as a result of payments from our overseas customers. This was offset by decreased accounts payable from both related and unrelated parties of $18.4 million. Net income of $11.3 million was also affected by non-cash charges in the first quarter of 2006 including a $12.2 million gain on the sale of PTI shares, stock-based compensation expense from the required adoption of SFAS No. 123(R) of $2.0 million, depreciation and amortization expense of $2.5 million, a $3.5 million charge for the impairment of our in investment in Nanotech, Inc. and $1.7 million charge to our inventory provision. For the first quarter of 2005, our primary usage of operating cash flow was the increase in inventory of $37.6 million. The increase in inventory was concentrated in the early part of the first quarter for production that was started in the fourth quarter of 2004. Non-cash charges in the first quarter of 2005 primarily related to a $10.8 million provision against inventory and depreciation and amortization expense of $2.0 million.

 Investing activities. The primary source of cash from investing activities came from the net sales, maturities and purchases of available-for-sale investments, primarily from the sales of PTI shares that provided cash of $14.3 million, offset by the use of $12.0 million in cash for the purchase for other available-for-sale instruments as well as the $1.4 million in purchases of fixed assets to support our operations. For the first quarter of 2005, cash provided by our investing activities related to $42.7 million sale and maturity of available-for-sale investments partially offset by the $19.1 million purchase of them.

 Financing activities. Cash from financing activities in the first quarter of 2006 primarily related to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $1.3 million. In the first quarter of 2005, cash was generated by $1.0 million borrowing against our line of credit and the $1.6 million issuance of common stock under our employee stock purchase plan and the exercise of employee stock options.

Principal sources of liquidity at March 31, 2006 consisted of $107.3 million of cash, cash equivalents and short-term available-for-sale investments. In addition, in August 2005, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $35.0 million revolving line of credit. For more information regarding the line of credit, refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements

 As of March 31, 2006, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2005.

 Purchase Commitments. As of March 31, 2006, we had outstanding purchase commitments with our foundry vendors of $38.5 million for delivery in 2006. We have recorded a liability of $1.1 million for adverse purchase commitments. In comparison, as of December 31, 2005, we had outstanding purchase commitments with our foundry vendors of $51.7 million for delivery in 2006, with a recorded liability of $1.8 million for adverse purchase commitments.

Operating Capital Requirements. We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, if we fail to execute to our business strategies, we could experience declines in our cash balances. We have secured a line of credit for up to $35.0 million from Cathay Bank to meet operating capital requirements if needed. This line of credit expires on August 11, 2006. However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

•    the average selling prices of our products;

•    customer demand for our products;

•    the need to secure future wafer production capacity from our suppliers;

•    the timing of significant orders and of license and royalty revenue;

•    the ability to manage our inventory levels according to plan; and

•    unanticipated research and development expenses associated with new product introductions.

Please also see “Part II. Item 1A. “Risk Factors - Our operating results fluctuate significantly and an unanticipated decline in revenues may disappoint securities analyst or investors and result in a decline in our stock price.”

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see “Part II. Item 1A. “Risk Factors – If we become engaged in securities class action suits and derivative suits, we may become subject to consuming and costly litigation and divert management resources and could impact our stock price.”

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2006.

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2005, we wrote down our investment in ACET by $2.2 million since ACET’s board of directors approved the issuance of a new round of equity funding at a lower per share price than our carrying value. In the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan for $225 thousand. We believe the chances of recovering this investment are remote and cannot be estimated.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of March 31, 2006 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of March 31, 2006, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of March 31, 2006 (in thousands):

	Carrying	Interest
	Value	Rate

Short-term available-for-sale investments - fixed rate	$12,164	3.3%
Cash and cash equivalents - variable rate	95,100	2.8%
	$107,264	2.9%

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss. On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Plaintiffs filed a second amended complaint on May 1, 2006. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2006.

Item 1A. Risk Factors

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the first quarter of 2006, the last quarter of 2005 and the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2005 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

•                  product obsolescence;

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. In addition, we are now required to record compensation expense on stock option grants and purchases under our employee stock purchase plan which substantially increases our operating costs and impacts our earnings (loss) per share.

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2003, 2004 and 2005 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2006, we had $104.5 million of net inventory on hand, a decrease of $3.8 million, or 3.5%, from December 31, 2005. Total valuation adjustments to inventory and adverse purchase commitments were $37.3 million in 2005 and $1.7 million in the first quarter of 2006. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. As of March 31, 2006, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005, demand weakened for some of our products in the first quarter of 2006. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2004 , 2005 and the first three months of 2006, our export product and licensing revenues accounted for 92.7%, 95.1% and 94.1% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 86.0%, 87.6% and 86.2% of our net product revenues from Asia during 2004, 2005 and the first quarter of 2006, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan. During 2004, 2005 and the first three months of 2006, SPT serviced end customer shipments accounted for 52.9%, 58.5% and 60.9% of our net product revenues recognized, respectively. As of December 31, 2004, 2005, and March 31, 2006, SPT accounted for 55.1%, 69.6%, and 53.6% respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2005.

We do not have any long-term contracts with SPT, PCT or Silicon Professional Alliance Corporation, or SPAC, another subsidiary of PCT. SPT, PCT or SPAC may cease providing services to us at any time. If SPT, PCT or SPAC were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, and it could impair our ability to collect accounts receivable from SPT and may harm our business.

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

Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping-up new product production and we could experience these delays in the future. During the first quarter of 2006, we experienced fabrication issues with one of our wafer foundries and capacity constraints for certain package types at one of our backend suppliers. We are also subject to the risks of service disruptions, raw material shortages and price increases by our foundries. Such disruptions, shortages and price increases could harm our operating results.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. As noted under the section entitled Competition in our Annual Report on Form 10-K for the year ended December 31, 2005, our low density memory products, medium density memory products, and high density memory products (if we are successful in developing these products) face substantial competition. In addition, we may in the future experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate products based on our technology and circuit design, and to sell such products worldwide, subject to our receipt of royalty payments. Competition may also come from alternative technologies such as ferroelectric random access memory devices, or FRAM, or other developing technologies.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We hold 178 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2025 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

We are engaged in securities class action suits and derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.

Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims.  In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class. The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005. The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We moved to dismiss the complaint on September 16, 2005. Plaintiff served an opposition to the motion to dismiss on November 4, 2005. Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss. On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Plaintiffs filed a second amended complaint on May 1, 2006. We intend to take all appropriate action in response to these lawsuits. The impact related to the outcome of these matters is undeterminable at this time.

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

Our litigation may be expensive, may be protracted and confidential information may be compromised. We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see “Part II, Item 1- Legal Proceedings.”

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

In addition to the Atmel and Intel actions, we receive from time to time, letters or communications from other companies stating that such companies have patent rights that involve our products. Since the design of most of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company’s technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could harm our operating results. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted SFAS No. 123(R) in the first quarter of 2006 which requires us to record charges to earnings for the stock options we grant and purchases of our common stock under our employee stock purchase plan.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We dedicated a significant amount of time and resources to ensure compliance with this legislation since its inception and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent regional accounting firm. Additionally, management’s assessment of our internal controls over financial reporting may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.

As of December 31, 2004, we did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in our Form 10-K for the year ended December 31, 2004. As of December 31, 2005, these material weaknesses had been remediated. For further information, see Item 9A – “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Over the past two years we have acquired Emosyn, LLC a fabless semiconductor manufacturer specializing in the design and marketing of smart card ICs for subscriber identification module card applications, G-Plus, Inc., a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs and Actrans Systems Inc., a fabless semiconductor company that designs flash memory and EEPROMs. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any of such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 demand for some of our products weakened in the first quarter of 2006 although pricing remained stable. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

Item 5. Other Events.

Employee Profit Sharing Plan Amendment

In January 2006, the Compensation Committee of our Board of Directors amended our Employee Profit Sharing Plan to change the amount of the profit sharing pool on operating profits, excluding stock-based compensation charges, in excess of 5% of revenues, capped at a 10% allocation pool for operating profits of 10% or more of revenues. There will be no profit sharing pool if pre-tax profits or operating profits are less than 5% of revenues. Prior to this amendment, our plan required operating profits in excess of 10% of revenues before a profit sharing pool was created. The Employee Profit Sharing Pan, as amended is attached to the Quarterly Report on Form 10-Q as exhibit 10.4. For more information, please see the section entitled Profit Sharing and Cash Bonuses in our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

Compensation Committee Approval of Executive Bonus Targets

In January 2006, the Compensation Committee of our Board of Directors approved a performance based incentive plan for our president and chief executive officer, Bing Yeh, targeted at 50% of his base pay with the potential to achieve 100% of base pay, and dependant upon achieving certain performance objectives to be established by the Compensation Committee. The Compensation Committee is in the process of finalizing the criteria pursuant to the performance based incentive plan which will be based on our achievement of financial and operating metrics as well as individual objectives. For more information, please see the section entitled Compensation of the Chief Executive officer in our definitive proxy statement for our 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

Item 6. Exhibits.

(a)           Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2005.

10.4	Employee Profit Sharing Plan.

31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President Finance and Chief Financial Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

32.2

Certification of Vice President Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Silicon Storage Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 10th day of May, 2006.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ BING YEH
Bing Yeh
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ ARTHUR O. WHIPPLE
Arthur O. Whipple
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)