Form 10-Q
period 2006-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2006-08-07
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Large Accelerated filer ☐                                   Accelerated filer ☒                                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, July 31, 2006:   103,198,374.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 2006
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net revenues:
Product revenues - unrelated parties	$36,872	$40,775	$74,493	$78,807
Product revenues - related parties	48,010	58,163	89,659	120,434
Technology licensing	8,388	8,791	15,331	17,641
Technology licensing - related parties	29	—	131	1,378
Total net revenues	93,299	107,729	179,614	218,260
Cost of revenues:
Cost of revenues - unrelated parties	33,268	29,259	65,709	57,074
Cost of revenues - related parties	48,769	51,096	90,050	99,899
Total cost of revenues	82,037	80,355	155,759	156,973
Gross profit	11,262	27,374	23,855	61,287
Operating expenses:
Research and development	13,086	13,093	25,051	28,260
Sales and marketing	7,006	7,042	14,346	15,203
General and administrative	7,123	5,769	13,825	11,806
Other operating expenses	2,911	—	2,911	—
Total operating expenses	30,126	25,904	56,133	55,269
Income (loss) from operations	(18,864)	1,470	(32,278)	6,018
Other income (expense), net	1,014	1,056	1,215	1,495
Interest expense	(37)	(57)	(58)	(136)
Gain on sale of equity investments	—	—	—	12,206
Impairment of equity investments	—	—	—	(3,523)
Income (loss) before provision for (benefit from) income taxes and minority interest	(17,887)	2,469	(31,121)	16,060
Provision for income taxes	1,693	1,014	2,440	3,315
Minority interest	7	—	(77)	—
Net income (loss)	$(19,587)	$1,455	$(33,484)	$12,745
Net income (loss) per share - basic	$(0.19)	$0.01	$(0.33)	$0.12
Shares used in per share calculation - basic	102,201	103,178	100,010	103,159
Net income (loss) per share - diluted	$(0.19)	$0.01	$(0.33)	$0.12
Shares used in per share calculation - diluted	102,201	104,529	100,010	104,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands)

	December 31,	June 30,
	2005	2006
ASSETS

Current assets:
Cash and cash equivalents	$77,382	$87,798
Short-term available-for-sale investments	1,008	28,371
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $1,082 at June 30, 2006	21,378	21,356
Trade accounts receivable-related parties	55,858	37,969
Inventories	108,343	94,433
Other current assets	13,109	13,194
Total current assets	277,078	283,121

Property and equipment, net	19,415	17,675
Long-term available-for-sale investments	39,057	22,500
Equity investments, GSMC	83,150	83,150
Equity investments, others	12,962	12,636
Goodwill	29,637	29,637
Intangible assets, net	11,816	11,545
Other assets	4,722	7,098
Total assets	$477,837	$467,362

LIABILITIES

Current liabilities:
Notes payable, current portion	$39	$218
Borrowing under line of credit facility	3,000	3,000
Trade accounts payable-unrelated parties	48,660	32,340
Trade accounts payable-related parties	21,867	21,791
Accrued expenses and other liabilities	17,318	21,552
Deferred revenue	4,493	4,090
Total current liabilities	95,377	82,991

Other liabilities	2,627	1,880
Total liabilities	98,004	84,871

Commitments (Note 6) and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Preferred stock, no par value:
Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—
Common stock, no par value:
Authorized: 250,000 shares Issued and outstanding: 102,827 shares at December 31, 2005 and 103,193 shares at June 30, 2006	377,027	382,203
Accumulated other comprehensive income	31,780	16,517
Accumulated deficit	(28,974)	(16,229)
Total shareholders’ equity	379,833	382,491
Total liabilities and shareholders’ equity	$477,837	$467,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(33,484)	$12,745
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,671	4,982
Purchased in process research and development	1,661	—
Stock-based compensation expense	—	3,802
Provision (credits) for doubtful accounts receivable	57	323
Provision for sales returns	1,689	421
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	23,678	8,446
Loss in equity interest	260	28
Impairment loss on equity investment	—	3,523
Gain on sale of equity investments	—	(12,206)
(Gain) loss on disposal of equipment	30	(6)
Minority interest	(77)	—
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	4,802	(739)
Trade accounts receivable-related parties	4,138	17,906
Inventories	(33,245)	5,017
Other current and non-current assets	3,196	(2,681)
Trade accounts payable-unrelated parties	(17,445)	(15,880)
Trade accounts payable-related parties	(4,017)	(76)
Accrued expenses and other liabilities	(4,040)	4,082
Deferred revenue	572	(403)
Net cash provided by (used in) operating activities	(47,554)	29,284

Cash flows from investing activities:
Acquisitions, net of cash	(7,818)	—
Investments in equity securities	(333)	(3,000)
Purchase of property and equipment	(2,617)	(2,359)
Proceeds from sale of equipment	—	9
Purchase of intellectual property license	—	(317)
Purchases of available-for-sale investments	(20,305)	(33,699)
Sales and maturities of available-for-sale and equity investments	85,687	19,820
Net cash provided by (used in) investing activities	54,614	(19,546)

Cash flows from financing activities:
Debt repayments	(214)	(94)
Borrowing against line of credit	3,000	—
Issuance of shares of common stock	1,668	1,374
Capital lease payments	—	(602)
Net cash provided by financing activities	4,454	678
Net increase in cash and cash equivalents	11,514	10,416
Cash and cash equivalents at beginning of period	35,365	77,382
Cash and cash equivalents at end of period	$46,879	$87,798

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated to reflect the adoption of SFAS No. 123(R).

Recent Accounting Pronouncements

In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, or APB 29, and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29”, or SFAS 153, and (b) if nonmonetary transactions within the scope of APB 29 and SFAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. This pronouncement did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 provides interpretive guidance for recognition and measurement of tax positions taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We are reviewing the impact of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Numerator -basic
Net income (loss)	$(19,587)	$1,455	$(33,484)	$12,745

Denominator - basic
Weighted average common stock outstanding	102,201	103,178	100,010	103,159

Basic net income (loss) per share	$(0.19)	$0.01	$(0.33)	$0.12

Denominator - diluted
Weighted average common stock outstanding	102,201	103,178	100,010	103,159
Dilutive potential of common stock equivalents	-	1,351	-	1,475
Options	102,201	104,529	100,010	104,634

Diluted net income (loss) per share	$(0.19)	$0.01	$(0.33)	$0.12

Stock options to purchase 11,137,000 and 11,138,000 shares of common stock were outstanding for the three and six months ended June 30, 2005, with a weighted average exercise price of $7.71 for both periods. These stock options were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2005 because we had a net loss for these periods. Stock options to purchase 8,450,580 and 8,492,481 shares with weighted average per share prices of $9.09 and $9.10, respectively, were outstanding and not included in the computation of diluted net income per share for the three and six months ended June 30, 2006, respectively, as they were anti-dilutive under the treasury stock method..

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

Employee Stock Purchase Plan:

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance.  Through July 31, 2005, the Purchase Plan provided for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the option grant, or, if lower, 85% of the fair market value of our common stock six months after the option grant, by withholding up to 10 percent of their annual base earnings.  Since July 31, 2005, the Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings.  At June 30, 2005, 880 thousand shares were available for purchase under the Purchase Plan.  Shares issued under the Purchase Plan for the six months ended June 30, 2005 and 2006 were 386 thousand 244 thousand, respectively.

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

Directors’ Stock Option Plan:

Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. In April 2005, the Board of Directors amended the Directors’ Plan. Pursuant to the Directors’ Plan, upon each non-employee director’s initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. Previously, each such initial stock option was fully vested and exercisable upon grant. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. Previously, each non-employee director received a fully vested annual stock option grant for 18,000 shares of common stock. The options expire ten years after the date of grant. As of June 30, 2006, the Directors’ Plan had 169 thousand shares available for issuance.

Compensation expense is recognized as follows: We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

The Employee Stock Purchase Plan, or the Purchase Plan, provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock on the last day of each six-months offering period.  The compensation is the difference between the fair value and purchase price on the date of purchase.

The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of goods sold	$153	$310
Research and development	792	1,772
Sales and marketing	237	497
General and administrative	583	1,223
Effect on pre-tax income	1,765	3,802
Tax effect of stock-based compensation expense	—	—
Effect on net income	$1,765	$3,802

Effect on net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

There were no compensation costs capitalized for either of the above periods for the three and six months ended June 30, 2006.

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees” to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the “modified prospective application” transition method, the prior year statements of cash flows have not been restated. The tax benefit from the exercise of options was zero for the three and six months ended June 30, 2006.

Stock Option Plans

Pursuant to our 1995 Equity Incentive Plan and 1995 Non-Employee Director’s Stock Option Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule with a maximum contractual term of ten years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. .We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical performance of our common stock. The expected term of the options granted is 6.0 years calculated using the simplified method allowed under SAB 107.

The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rate	4.8%	4.3%-4.8%
Dividend yield	0.0%	0.0%
Expected volatility	82.6%	77.0%-82.6%
Expected life	6.0 years	6.0 years

The following is a summary of all option activity for the three and six months ended June 30, 2006 (number of shares in thousands):

				Weighted
				Average	Aggregate
	Shares	Number of	Weighted	Remaining	Intrinsic Value
	Available	Shares	Average	Term (in	at June 30,
	for Grant	Outstanding	Price	years)	2006
Outstanding at December 31, 2005	3,162	11,687	$7.33
Granted	(116)	116	$4.72
Exercised	—	(82)	$2.57
Forfeited	195	(195)	$5.89
Expired	45	(45)	$14.00
Outstanding at March 31, 2006	3,286	11,481	$7.30	6.13	$6,782
Granted	(270)	270	$3.95
Exercised	—	(40)	$2.56
Forfeited	349	(349)	$6.64
Outstanding at June 30, 2006	3,365	11,362	$7.26	5.97	$5,545

Vested and Expected to Vest at June 30, 2006		11,162	$7.28	5.89	$5,523

Options Exercisable at June 30, 2006		7,471	$7.87	4.60	$5,119

A summary of our stock options outstanding at June 30, 2006 as follows (number of shares in thousands):

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Outstanding	Price
$ 0.44	-	$1.46	1,118	1.71	$0.99	1,118	$0.99
$ 1.54	-	$2.83	1,118	4.79	$2.73	875	$2.29
$ 3.07	-	$4.35	1,139	7.15	$3.71	781	$3.68
$ 4.38	-	$4.75	1,104	6.37	$4.54	798	$4.52
$ 4.82	-	$5.05	1,211	8.27	$4.93	197	$4.96
$ 5.07	-	$6.48	1,081	8.04	$6.05	231	$5.80
$ 6.66	-	$8.40	1,136	7.74	$7.57	538	$7.71
$ 8.61	-	$9.85	1,232	5.64	$9.25	926	$9.24
$ 9.92	-	$17.79	1,178	5.67	$12.47	962	$12.42
$ 18.60	-	$29.44	1,045	4.03	$21.29	1,045	$21.29
$ 0.44	-	$29.44	11,362	5.97	$7.26	7,471	$7.87

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Weighted average grant date fair value of options granted	$2.80	$3.09
Total fair value of shares vested	1,802,000	3,543,000
Total intrinsic value of options exercised	$70,000	$275,000
Total cash received from employees as a result of employee stock option excercises and employee stock plan purchases	$103,000	$1,374,000

We settle stock option exercises with newly issued shares of common stock. We do not have any equity instruments outstanding other than the options described above as of June 30, 2006.

Total unrecognized compensation expense from stock options was $9.8 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.42 years as follows, in thousands:

Compensation
Expense excluding
Estimated Forfeitures
2006 (remaining six months)	$3,426
2007	4,121
2008	1,768
2009	483
2010	35
Total	$9,833

Pro Forma Information under SFAS 123 for the period prior to 2006

For the three and six months ended June 30, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure –An Amendment of FASB Statement No. 123”, our net income would have been reduced to the following pro forma amounts as follows, in thousands:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(19,587)	$(33,484)
Add: Stock-based employee compensation expense in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,039)	(4,473)
Pro forma net loss	$(21,626)	$(37,957)

Basic loss per share
As reported:	$(0.19)	$(0.33)
Pro forma:	$(0.21)	$(0.38)
Diluted net loss per share
As reported:	$(0.19)	$(0.33)
Pro forma:	$(0.21)	$(0.38)

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

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and marketable equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders’ equity as other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. In the first quarter of 2006, we sold 4.0 million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We owned approximately 5.5 million shares of PTI at June 30, 2006.

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

In the first quarter of 2006, we determined our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on loan payments to certain of its business partners and is now in the process of discontinuing operations. Consequently, our remaining investment of $3.3 million along with a loan of $225 thousand were written down to a net realizable value of zero.

The fair values of available-for-sale investments as of June 30, 2006 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Corporate bonds and notes	$15,621	$13	$—	$15,634
Government bonds and notes	52,216	—	(19)	52,197
Foreign listed equity securities	5,999	16,501	—	22,500
Total bonds, notes and equity securities	$73,836	$16,514	$(19)	$90,331

Less amounts classified as cash equivalents				(39,460)
Total short and long-term available-for-sale investments				$50,871

Contractual maturity dates of our available-for-sale investments for debt securities are all in 2006.  All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The unrealized gains and losses as of June 30, 2006 are recorded in accumulated other comprehensive income, net of tax.

The fair values of available-for-sale investments as of December 31, 2005 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Corporate bonds and notes	$67	$—	$—	$67
Government bonds and notes	5,632	—	(1)	5,631
Foreign listed equity securities	7,283	31,774	—	39,057
Total bonds, notes and equity securities	$12,982	$31,774	$(1)	$44,755

Less amounts classified as cash equivalents				(4,690)
Total short and long-term available-for-sale investments				$40,065

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

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting.  As of June 30, 2006, the carrying value of these investments was $95.8 million, which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, which represents a 10% interest.  As of December 31, 2005, the carrying value of these investments was $96.1 million.

5.             Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

	December 31,	June 30,
	2005	2006
Raw materials	$65,404	$59,754
Work in process	6,491	5,278
Finished goods	29,450	23,840
Finished goods inventories held at logistics center	6,998	5,561
	$108,343	$94,433

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

Accrued expenses and other liabilities comprise (in thousands):

	December 31,	June 30,
	2005	2006
Accrued compensation and related items	$5,934	$6,880
Accrued adverse purchase commitments	1,752	1,306
Accrued commission	2,762	2,671
Accrued income tax payable	1,319	4,076
Accrued warranty	803	910
Other accrued liabilities	4,748	5,709
	$17,318	$21,552

Changes in the warranty reserves during the three months ended June 30, 2005 and 2006 were as follows (in thousands):

	Six Months Ended June 30,
	2005	2006
Beginning balance	$3,826	$803
Provisions for warranty	1,418	1,736
Change in estimate of prior period accrual	(500)	—
Consumption of reserves	(2,662)	(1,629)
Ending balance	$2,082	$910

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in our condensed consolidated statements of operations.  Our warranty accrual is estimated based on historical claims compared to historical revenues. For new products, we use our historical percentage for the appropriate class of product.  The higher warranty reserve as of June 30, 2005 compared to June 30, 2006 related mainly to the rescreening work related to two specific customers.  The work was completed during 2005 so there is no comparable reserve as of June 30, 2006.

6.             Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology.  The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years.  Our current license agreements expire from 2006 through 2014.  The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $41.7 million. We have not recorded any liabilities as of June 30, 2006 related to these indemnities as no such claims have been made or asserted.

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

7.             Contingencies

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004.  On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.).  On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005.  The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004.  We moved to dismiss the complaint on September 16, 2005.  Plaintiff served an opposition to the motion to dismiss on November 4, 2005.  Our reply in further support of the motion to dismiss was filed on December 19, 2005.  On January 18, 2006, the Court heard arguments on the motion to dismiss.  On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Plaintiffs filed a second amended complaint on May 1, 2006. We  responded with a motion to dismiss on June 19, 2006. We intend to take all appropriate action in response to these lawsuits.  The impact related to the outcome of these matters is undeterminable at this time.

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

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of us against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. We intend to take all appropriate action in responding to the complaints.

From time to time, we are also involved in other legal actions arising in the ordinary course of business.  We have accrued certain costs associated with defending these matters.  There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.  As a result, no losses have been accrued in our financial statements as of June 30, 2006.

8.             Line of Credit

On August 11, 2005, we entered into a 1-year loan and security agreement with Cathay Bank for a $35.0 million revolving line of credit, all of which was available to us as of June 30, 2006. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at June 30, 2006). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property.  The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. There were no borrowings under this line as of June 30, 2006.

On July 16, 2004, we entered into a 2-year loan agreement with Cathay Bank, a U.S. bank, for a $3.0 million revolving line of credit.  The interest rate for the line of credit is 3.475% per annum.  The line of credit is collateralized by a $3.0 million certificate of deposit which is included in non-current other assets.  The loan agreement was extended in July 2006 and now matures in September 2006. It carries an interest rate of 2.6% per annum. As of December 31, 2005, and June 30, 2006, we had borrowed $3.0 million under our line of credit.

9.             Goodwill and Intangible Assets:

Our acquisitions in prior years included the acquisition of $16.5 million of finite-lived intangible assets. Certain of our acquisitions also included an aggregate of $29.6 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value. Of our $1.5 million of intellectual property assets, $1.2 million was acquired prior to fiscal 2006 and included in property, plant and equipment.

As of June 30, 2006, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	$4,122	$7,669
Intellectual property	1,517	—	1,517
Trade name	1,198	433	765
Customer relationships	1,857	777	1,080
Backlog	811	811	—
Non-Compete Agreements	810	296	514
	$17,984	$6,439	$11,545

As of December 31, 2005, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	2,830	$8,961
Trade name	1,198	313	885
Customer relationships	1,857	528	1,329
Backlog	811	806	5
Non-Compete Agreements	810	174	636
	$16,467	$4,651	$11,816

All intangible assets are being amortized on a straight-line method over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life of five years and will begin amortization as it is put into service. Trade names, customer relationships and backlogs have been assigned useful lives of five years, three years and one year, respectively. Amortization expense for intangible assets for the six months ended June 30, 2006 was $1.8 million.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2006 remaining six months	$1,782
2007	3,675
2008	3,376
2009	1,938
2010 and after	774
$11,545

There was no change in the carrying amount of goodwill for the six months ended June 30, 2006 from December 31, 2005.

10.          Segment Reporting

A key objective of ours is to diversify our product offerings from primarily flash to a multi-product line company and to be a leading worldwide supplier of low to medium density NOR flash memory devices, a leading supplier of other semiconductor products in the consumer electronics market and a leading licensor of embedded flash technology. As a result, the operating results that the company’s chief operating decision maker reviews to make decisions about resource allocations and to assess performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with our key objectives and focus. The new segments include Memory Products, Non-Memory Products and Technology Licensing.

Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family, the Concurrent SuperFlash, or CSF, family, the Firmware Hub, or FWH, family, the Serial Flash family, the ComboMemory family, the Many-Time Programmable, or MTP, family, and the Small Sector Flash, or SSF, family.

Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smart card integrated circuit, or ICs, and modules, radio frequency, or RF, ICs and modules and NAND controller products and modules.

Technology Licensing includes both license fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

We do not allocate operating expenses, interest and other income/expense, interest expense, impairment of equity investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are material in evaluating segment performance.

Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table shows our revenues and gross profit (loss) for each segment (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2006
		Gross		Gross
	Revenues	Profit	Revenues	Profit

Memory	$74,942	$3,122	$82,970	$14,036
Non-Memory	9,940	(277)	15,968	4,547
Technology Licensing	8,417	8,417	8,791	8,791
	$93,299	$11,262	$107,729	$27,374

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2006
		Gross		Gross
	Revenues	Profit	Revenues	Profit

Memory	$142,934	$4,073	$163,008	$31,972
Non-Memory	21,218	4,320	36,233	10,296
Technology Licensing	15,462	15,462	19,019	19,019
	$179,614	$23,855	$218,260	$61,287

11.          Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Net income (loss)	$(19,587)	$1,455	$(33,484)	$12,745

Other comprehensive income:
Change in unrealized gains on investments, net of tax	5,889	(2,653)	9,790	(15,279)
Change in cumulative translation adjustment	(104)	5	(35)	16
Total comprehensive income	$(13,802)	$(1,193)	$(23,729)	$(2,518)

The components of accumulated other comprehensive income are as follows (in thousands):

	Balances as of
	December 31, 2005	June 30, 2006
Components of accumulated other comprehensive income:

Net unrealized gains on investments, net of tax	$31,774	$16,495
Cumulative translation adjustment	6	22
	$31,780	$16,517

12.          Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and six months months ended June 30, 2005 and 2006, and our related party accounts receivable and accounts payable and accruals as of December 31, 2005 and June 30, 2006 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2006
	Revenues	Purchases	Revenues	Purchases

Silicon Technology Co., Ltd	$1,139	$—	$260	$—
Apacer Technology, Inc. & related entities	518	—	714	—
Silicon Professional Technology Ltd	46,353	—	57,189	—
Grace Semiconductor Manufacturing Corp	29	11,431	—	14,319
King Yuan Electronics Company, Limited	—	7,654	—	7,029
Powertech Technology, Incorporated	—	3,125	—	3,113
	$48,039	$22,210	$58,163	$24,461

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2006
	Revenues	Purchases	Revenues	Purchases

Silicon Technology Co., Ltd	$1,838	$—	$486	$—
Apacer Technology, Inc. & related entities	842	—	1,680	—
Silicon Professional Technology Ltd	86,979	—	118,268	—
Grace Semiconductor Manufacturing Corp	131	34,772	1,378	24,142
King Yuan Electronics Company, Limited	—	16,822	—	15,033
Powertech Technology, Incorporated	—	6,827	—	6,904
	$89,790	$58,421	$121,812	$46,079

	December 31, 2005		June 30, 2006
	Trade	Accounts	Trade	Accounts
	Accounts	Payable and	Accounts	Payable and
	Receivable	Accruals	Receivable	Accruals

Silicon Technology Co., Ltd	$370	$—	$127	$—
Apacer Technology, Inc. & related entities	237	—	319	—
Professional Computer Technology Limited	—	123	—	127
Silicon Professional Technology Ltd	53,785	846	37,455	869
Grace Semiconductor Manufacturing Corp	1,466	4,949	68	9,391
King Yuan Electronics Company, Limited	—	10,004	—	7,162
Powertech Technology, Incorporated	—	5,945	—	4,242
	$55,858	$21,867	$37,969	$21,791

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

13.          Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 such that a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Our tax provision for the three and six months ended June 30, 2006 was $1.0 million and $3.3 million, respectively, which consists primarily of foreign withholding taxes and tentative U.S. minimum tax.

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

Overview

We are a leading supplier of NOR flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. NOR flash memory is a form of non-volatile memory that allows electronic systems to retain information when the system is turned off. NOR flash memory is now used in hundreds of millions of consumer electronics and computing products annually.

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

We also produce and sell other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency, or RF, ICs and modules and memory controllers.

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

As a result of the transition in our objectives, the operating results that our chief executive officer reviews to make decisions about resource allocations and to assess our performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with our key objectives and focus. The new segments include Memory Products, Non-Memory Products and Technology Licensing. For other information related to our segments, see “Note 10 – Segment Reporting” to our Notes to the Consolidated Financial Statements.

The second quarter of 2006 ended a relatively weak first half of 2006, although we expect to see strengthening demand in the second half of the year. Sales in the Internet computing and digital consumer applications during the second quarter were seasonally low. Revenue from the networking and wireless communications applications, however, was strong. Revenues from wireless communications surpassed that of Internet computing and became our second largest application in the second quarter

Looking at our application categories, unit shipments to the Internet computing application were negatively affected. Shipments decreased 2.5% in the second quarter due to weak demand for desktop PCs, notebook PC and graphic card applications. However, we had record unit shipments to the server and LCD monitor applications. Unit shipments to the digital consumer category decreased 11.1% in the second quarter due to softness in the DVD player, DVD ROM drive, MP3 player, and digital TV applications. Shipments to the digital camera, DVD RW drive, set-top box and video game applications remained strong. We expect shipments to the digital consumer market to improve during the third quarter as we approach the holiday season. Units shipped to the wireless communications market increased by 11.5% in the second quarter due to record unit shipments to the GPS module and cell phone applications, as well as the renewed strength in Bluetooth and cordless phone applications. Further, due to higher average selling price from ComboMemory products for the cell phone market, revenue from the wireless communications market improved more than 25% and became our second highest revenue source during the second quarter. We expect the GPS and low cost cell phone applications to continue to be a growth driver for the wireless communications market. The demand in the networking segment rebounded strongly and increased 62.2% in units shipped and 39.6% in revenue sequentially from the first quarter due to the strong shipments to the DSL modem, Wireless LAN and networking equipment applications. Overall, unit shipments in the second quarter of 2006 increased by 0.9% compared with the prior quarter.

In the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to smaller process technologies that generally carry a lower cost per die. Substantially all of our new wafer starts are now in 0.25 micron and 0.18 micron geometries. We are in the process of developing 0.13 micron and 0.12 micron process technologies.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 demand for some of our products weakened in the first six months of 2006 although pricing remained stable. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

We derived 86.0%, 87.6% and 87.4% of our net product revenues during 2004, 2005 and the six months ended June 30, 2006, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, excluding stocking representatives and distributors, accounted for 29.1%, 27.2% and 21.7% of our net product revenues in 2004, 2005 and the six months ended June 30, 2006, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2004, 2005 or the six months ended June 30, 2006.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of Professional Computer Technology Limited, or PCT, one of our stocking representatives in Taiwan. Please see a description of our relationship with PCT under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2005. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For 2004 and 2005 and the six months ended June 30, 2006, SPT serviced end customer sales accounting for 52.9%, 58.5% and 59.4%, respectively, of our net product revenues recognized. As of December 31, 2005 and June 30, 2006, SPT represented 69.6% and 63.1% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 34.0%, 40.3% and 46.8% of our product shipments in 2004, 2005 and the six months ended June 30, 2006, respectively. In addition, the top three stocking representatives solicited sales, for which they received a commission, for 25.1%, 18.3% and 10.2% of our shipments to end users in 2004, 2005 and the six months ended June 30, 2006, respectively.

Critical Accounting Estimates

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended June 30, 2006 includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated to reflect our adoption of SFAS No. 123(R).

For other information related to our revenue recognition and other critical accounting estimates, please refer to the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations: Three and Six Months Ended June 30, 2006

Net Revenues (in thousands)

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Memory Revenue	$74,942	$80,038	$82,970	$8,028	10.7%	$2,932	3.7%
Non-Memory Revenue	$9,940	$20,265	$15,968	$6,028	60.6%	$(4,297)	(21.2)%
Product revenues	$84,882	$100,303	$98,938	$14,056	16.6%	$(1,365)	(1.4)%
Technology licensing	$8,417	$10,228	$8,791	$374	4.4%	$(1,437)	(14.0)%
Total net revenues	$93,299	$110,531	$107,729	$14,430	15.5%	$(2,802)	(2.5)%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Memory Revenue	$142,934	$163,008	$20,074	14.0%
Non-Memory Revenue	$21,218	$36,233	$15,015	70.8%
Product revenues	$164,152	$199,241	$35,089	21.4%
Technology licensing	$15,462	$19,019	$3,557	23.0%
Total net revenues	$179,614	$218,260	$38,646	21.5%

Net revenues decreased 2.5% in the second quarter of 2006 from the first quarter of 2006 primarily due to a 21.2% decrease in non-memory product revenue and lower technology license revenue due mainly to the timing of up-front license fees. Average selling prices of our products for the second quarter of 2006 decreased 2.8% from the first quarter of 2006 due to product mix as well as pricing pressures on serial flash and higher density products. Net revenues for the second quarter of 2006 increased 15.5% compared to the second quarter of 2005 due to a 13.7% increase in unit shipments, a 3.5% increase in blended average selling prices and increased royalty revenue. For the six months ended June 30, 2006, net revenues increased 21.5% as compared to the same period in the prior year due to a 19.3% increase in total units shipped and higher technology license revenue.

The following discussions are based on our reportable segments described in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Memory Products

Memory revenue increased 3.7% in the second quarter of 2006 from the first quarter of 2006 primarily due to a 1.5% increase in unit shipments. Weaker demand for several consumer electronic and computer applications led to the modest results. Memory revenue increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to an 8.2% increase in unit shipments and a 2.5% increase in average selling prices. The increases came largely from increases in unit shipments of serial flash devices, multi-purpose flash plus and ComboMemory products. For the six months ended June 30, 2006 compared to the same period in 2005, memory revenue increased due a 14.7% increase in unit shipments led primarily by increased activity of serial flash devices and ComboMemory products.

Non-Memory Products

Non-memory revenue declined in the second quarter of 2006 from the first quarter of 2006 primarily due to a 1.5% decrease in unit shipments and an 11.5% decrease in our average selling price. Product mix and pricing pressures on some of our smartcard ICs led to the declines. Non-memory revenue increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a 45.5% increase in unit shipments and a 17.0% increase in average selling prices due to product mix. The increases came largely from increases in unit shipments of NAND controllers and communications products. For the six months ended June 30, 2006 compared to the same period in 2005, non-memory revenue increased due to a 43.1% increase in unit shipments driven by NAND controllers and communications products.

Technology Licensing Revenue

Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the second quarter of 2006 declined from the first quarter of 2006 as a result of lower upfront fees as well as some fluctuation in royalties. Technology licensing revenue for the second quarter of 2006 increased slightly compared to the second quarter of 2005 due to timing of fees. For the six months ended June 30, 2006 technology license revenues, compared to the same period in 2005, increased 22.8% primarily due to license fees on new and existing licenses. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands)

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Memory gross profit	$3,122	$17,936	$14,036	$10,914	349.6%	$(3,900)	(21.7)%
Memory gross margin	4.2%	22.4%	16.9%
Non-Memory gross profit	$(277)	$5,749	$4,547	$4,824	(1741.5)%	$(1,202)	(20.9)%
Non-Memory gross margin	-2.8%	28.4%	28.5%
Product gross profit	$2,845	$23,685	$18,583	$15,738	553.2%	$(5,102)	(21.5)%
Product gross margin	3.4%	23.6%	18.8%
Technology licensing gross profit	8,417	10,228	8,791	374	4.4%	(1,437)	(14.0)%
Technology licensing gross margin	100.0%	100.0%	100.0%
Total gross profit	$11,262	$33,913	$27,374	$16,112	143.1%	$(6,539)	(19.3)%
Total gross margin	12.1%	30.7%	25.4%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Memory gross profit	$4,073	$31,972	$27,899	685.0%
Memory gross margin	2.8%	19.6%
Non-Memory gross profit	$4,320	$10,296	$5,976	138.3%
Non-Memory gross margin	20.4%	28.4%
Product gross profit	$8,393	$42,268	$33,875	403.6%
Product gross margin	5.1%	21.2%
Technology licensing gross profit	$15,462	$19,019	$3,557	23.0%
Technology licensing gross margin	100.0%	100.0%
Total gross profit	$23,855	$61,287	$37,432	156.9%
Total gross margin	13.3%	28.1%

Gross margin declined in the second quarter of 2006 compared to the first quarter of 2006 as we shipped more higher-density products that carry a relatively lower margin reducing our overall gross margin. Our blended average selling prices, which take into account both product mix and selling prices decreased by 2.8% in the second quarter, mainly due to product mix and the increased competition in the serial flash market. Gross profit more than doubled for the second quarter of 2006 compared to the same period in 2005 due to a $6.2 million lower inventory provision and a 13.7% increase in the number of units shipped. For the year to date ended June 30, 2006, compared to 2005, gross profit grew substantially as our inventory provision was $15.2 million less and we shipped 48.4 million more units.

For other factors that could affect our gross profit, please also see “Part II, Item 1A.”Risk Factors - We incurred material inventory valuation adjustments in 2003, 2004 and 2005, and we may incur additional material inventory valuation adjustments in the future.”

Product Gross Profit

Memory products

Gross profit for memory products decreased in the second quarter of 2006 compared to the first quarter of 2006 largely due to a decrease in the average selling prices of memory products and the decline of gross margin percentage from the shipment of lower margin devices than the first quarter. Compared to the second quarter of 2005, gross profit grew on a 1.5% increase in average selling prices coupled with an 8.2% increase in units shipped. For the six months ended June 30, 2006 gross profit grew substantially over 2005 due to a 14.7% increase in unit shipments as well as a lower provision for inventory and adverse purchase commitments in the current year.

Non-memory products

Gross profit for non-memory products decreased in the second quarter of 2006 compared to the first quarter of 2006 due to lower revenue as a result of decreased shipments and product mix. In comparison to the second quarter of 2005, unit shipments increased 45.5% and our average selling price increased 17.0% due to product mix. For the six months ended June 30, 2006 in comparison to 2005, gross profit rose on higher shipments in the current year. We expect some revenue fluctuation in non-memory business until at least late 2007 as we expect to grow and diversify our revenue and customer base.

Operating Expenses (in thousands)

Research and development

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Research and development	$13,086	$15,167	$13,093	$7	0.1%	$(2,074)	(13.7)%
Percent of revenue	14.0%	13.7%	12.2%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Research and development	$25,051	$28,260	$3,209	12.8%
Percent of revenue	13.9%	12.9%

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

In comparison to the first quarter of 2006, research and development spending decreased due to the timing of $824 thousand of wafer and evaluations parts expenses. In addition, headcount related benefit costs decreased $838 thousand primarily due to the reversal of profit sharing accruals as a result of reduced profitability in the second quarter of 2006. Research and development expenses were flat in the second quarter of 2006 compared to the second quarter of 2005 primarily from stock-based compensation expense of $791 thousand in the second quarter of 2006 as a result of the implementation of SFAS No. 123(R) in 2006 was partially offset by reduced wafer and evaluation parts costs due to timing of engineering projects. For the six months ended June 30, 2006 compared to the same period in 2005, increased research and development spending of $3.2 million was primarily due to stock-based compensation expense of $1.8 million as a result of the implementation of SFAS No. 123(R) in 2006, as well as increases in wafer and evaluation parts, depreciation expense and increased patent fees, previously recorded in Sales and Marketing. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Sales and marketing	$7,006	$8,161	$7,042	$36	0.5%	$(1,119)	(13.7)%
Percent of revenue	7.5%	7.4%	6.5%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Sales and marketing	$14,346	$15,203	$857	6.0%
Percent of revenue	8.0%	7.0%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

Sales and marketing expense decreased in the second quarter of 2006 compared to the first quarter of 2006 due to lower profit sharing and bonus accruals of $350 thousand from reduced profitability in the second quarter of 2006. Commission expense also decreased $704 thousand. Sales and marketing expenses increased slightly in the second quarter of 2006 compared to the second quarter of 2005 primarily due to stock-based compensation expense of $237 thousand as a result of the implementation of SFAS 123(R) in 2006 offset by decreased patent fees, now recorded in research and development. On a year-to-date basis, 2006 spending was greater than the same period of 2005 primarily due to stock-based compensation expense of $497 thousand as a result of the implementation of SFAS 123(R) in 2006. We expect that sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
General and administrative	$7,123	$6,037	$5,769	$(1,354)	(19.0)%	$(268)	(4.4)%
Percent of revenue	7.6%	5.5%	5.4%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
General and administrative	$13,825	$11,806	$(2,019)	(14.6)%
Percent of revenue	7.7%	5.4%

General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses decreased in the second quarter of 2006 compared to the first quarter of 2006 primarily due to the reversal of profit sharing accruals of $175 thousand from reduced profitability in the second quarter of 2006. In comparison to the second quarter of 2005, expenses decreased in the second quarter of 2006 due to lower external tax fees of $1.0 million related to contingency work associated with a tax refund project and outside services of $608 thousand primarily related to lower Sarbanes-Oxley compliance costs partially offset by the addition of stock compensation expense of $583 from the implementation of SFAS 123(R). For the six months ended June 30, 2006 compared to the same period in 2005, lower general and administrative expenses were due to decreased external tax fees of $1.3 million, primarily due to contingent work associated with a tax refund project and outside services of $1.6 million due to lower Sarbanes-Oxley compliance costs were partially offset by stock-based compensation expense of $1.2 million as a result of the implementation of SFAS No. 123(R) in 2006. In addition to the increased expense related to SFAS No. 123(R), we anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Other operating expenses	$2,911	$—	$—	$(2,911)	(100.0)%	$—	0.0%
Percent of revenue	3.1%	0.0%	0.0%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Other operating expenses	$2,911	$—	$(2,911)	(100.0)%
Percent of revenue	1.6%	0.0%

During the second quarter of 2005, we recorded other operating expense of $2.9 million related to in-process research and development in conjunction with the acquisitions of Actrans Systems Inc. and the acquisition of the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. We incurred no other operating expenses during the first or second quarter of 2006.

Other income and expense, net

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Other income (expense), net	$1,014	$439	$1,056	$42	4.1%	$617	140.5%
Percent of revenue	1.1%	0.4%	1.0%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Other income (expense), net	$1,215	$1,495	$280	23.0%
Percent of revenue	0.7%	0.7%

Other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. Other income (expense) increased during the three months ended June 30, 2006 in comparison to the prior quarter and the second quarter of 2005 due to higher levels of invested cash and higher short-term interest rates. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing for dividends on our investments.

Interest expense

	Three Months Ended
	June 30,	March 31,	June 30,	2Q06-Over-		2Q06-Over-
	2005	2006	2006	2Q05 Change		1Q06 Change
Interest expense	$37	$79	$57	$20	54.1%	$(22)	(27.8)%
Percent of revenue	0.0%	0.1%	0.1%

	Six Months Ended
	June 30,	June 30,	2Q06-Over-
	2005	2006	2Q05 Change
Interest expense	$58	$136	$78	134.5%
Percent of revenue	0.0%	0.1%

Interest expense remained relatively low as we do not have significant outstanding debt. Interest expense in the second quarter of 2006 decreased compared to the first quarter of 2006 as we continued paying down our outstanding debt. For the six months ended June 30, 2006 in comparison to the prior year interest expense was higher due to our borrowings being outstanding for a longer period of time. As of June 30, 2006, we had no borrowings against our $35.0 million line of credit with Cathay Bank and had $3.0 million in borrowings against our $3.0 million line revolving line of credit with Cathay Bank. If we borrow against our credit lines in the future, interest expense will increase as a result of the borrowings.

Equity investments

During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Powertech Technology, Inc. or PTI. As of June 30, 2006, we owned 5.5 million shares of PTI.

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

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 such that a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the three and six months ended June 30, 2006 was $1.0 million and $3.3 million, respectively, which consists primarily of foreign withholding taxes and tentative U.S. minimum tax.

Liquidity and Capital Resources (in thousands)

	Six Months Ended
	June 30,	June 30,
Cash provided by (used in):	2005	2006
Operating activities	$(47,554)	$29,284
Investing activities	$54,614	$(19,546)
Financing Activities	$4,454	$678

Operating activities. The major contributing factors to our sources and uses of operating cash during the six months is our net income of $12.7 million and the reduction of related party receivables of $17.9 million as a result of payments from our international customers. This was offset by decreased accounts payable from both related and unrelated parties of $16.0 million. Net income was also affected by non-cash items in the first six months of 2006, including a $12.2 million gain on the sale of PTI shares, stock-based compensation expense from the required adoption of SFAS No. 123(R) of $3.8 million, depreciation and amortization expense of $5.0 million, a $3.5 million charge for the impairment of our in investment in Nanotech, Inc. and $8.4 million charge to our inventory provision. Our operating activities used cash of $47.6 million for the six months ended June 30, 2005. Our net loss of $33.5 million for the six months ended June 30, 2005, included non-cash charges of $23.7 million for provision against inventory, $4.7 million of depreciation and amortization, $1.7 million for purchasing in process research and development and $1.7 million for provision of sales returns. In addition to our net loss, the primary usage of cash related to an increase in inventory of $33.2 million, decreased accounts payable from related and unrelated parties of $21.5 million and a decrease in accrued expenses and other liabilities of $4.0 million.

Investing activities. The primary use of cash from investing activities was $33.7 million in cash for the purchase for other available-for-sale instruments as well as the $2.4 million in purchases of fixed assets to support our operations came from the net sales offset by cash provided by the maturities and purchases of available-for-sale investments, primarily from the sales of PTI shares that provided cash of $19.8 million. Our investing activities provided cash of $54.6 million for the first six months of 2005. Cash provided by investing activities in the first half of 2005 was primarily attributable to $65.4 million of cash from the net sales and maturities of available-for-sale investments, offset by $7.8 million net cash used in the acquisition of Actrans and the minority interest of Emosyn, $2.6 million in capital expenditures and $333 thousand in equity investments.

Financing activities. Cash from financing activities in the six months of 2006 primarily related to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $1.4 million offset by capital lease payments of $602 thousand. Our financing activities provided cash of $4.5 million during the first six months of 2005. Cash generated from financing activities in the first half of 2005 primarily related to the borrowing against the line of credit of $3.0 million and the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $1.7 million.

Principal sources of liquidity at June 30, 2006 consisted of $116.2 million of cash, cash equivalents and short-term available-for-sale investments. In addition, in August 2005, we entered into a 1-year loan and security agreement with Cathay Bank, for a $35.0 million revolving line of credit. For more information regarding the line of credit, refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements

As of June 30, 2006, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2005.

Purchase Commitments. As of June 30, 2006, we had outstanding purchase commitments with our foundry vendors of $45.4 million for delivery in 2006. We have recorded a liability of $1.3 million for adverse purchase commitments. In comparison, as of December 31, 2005, we had outstanding purchase commitments with our foundry vendors of $51.7 million for delivery in 2006, with a recorded liability of $1.8 million for adverse purchase commitments.

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

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In addition, in July 2006, multiple shareholder derivative complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see “Part II. Item 1A. “Risk Factors – We are engaged in securities class action suits and derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.”

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2006.

Recent Accounting Pronouncements

In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, or EITF 04-13. EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, or APB 29, and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29”, or SFAS 153, and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. This pronouncement did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 provides interpretive guidance for recognition and measurement of tax positions taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the impact of FIN 48 but we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of June 30, 2006 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of June 30, 2006, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of June 30, 2006 (in thousands):

	Carrying	Interest
	Value	Rate
Cash and cash equivalents - variable rate	$87,798	3.7%
Short-term avaialble-for-sale investments - fixed rate	28,371	4.8%
	$116,169	4.0%

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004.  On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.).  On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005.  The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004.  We moved to dismiss the complaint on September 16, 2005.  Plaintiff served an opposition to the motion to dismiss on November 4, 2005.  Our reply in further support of the motion to dismiss was filed on December 19, 2005. On January 18, 2006, the Court heard arguments on the motion to dismiss.  On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Plaintiffs filed a second amended complaint on May 1, 2006. We responded with a motion to dismiss on June 19, 2006. We intend to take all appropriate action in response to these lawsuits.  The impact related to the outcome of these matters is undeterminable at this time.

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

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of us against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. We intend to take all appropriate action in responding to the complaints.

From time to time, we are also involved in other legal actions arising in the ordinary course of business.  We have accrued certain costs associated with defending these matters.  There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.  As a result, no losses have been accrued in our financial statements as of June 30, 2006.

Item 1A.   Risk Factors

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the first half of 2006, the last quarter of 2005 and the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2005 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2003, 2004, 2005 and in the first six months of 2006 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market.  As of June 30, 2006, we had $94.4 million of net inventory on hand, a decrease of $13.9 million, or 12.8%, from December 31, 2005.  Total valuation adjustments to inventory and adverse purchase commitments were $37.3 million in 2005 and $8.4 million in the first six months of 2006. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results.  Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old.  As of June 30, 2006, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old.  In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.  A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005, demand weakened for some of our products in the first six months of 2006. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2005 and the first six months of 2006, our international product and licensing revenues accounted for 92.7%, 95.1% and 94.0% of our net revenues, respectively.  Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 86.0%, 87.6% and 87.4% of our net product revenues from Asia during 2004, 2005 and the first six months of 2006, respectively.  Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.  Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks.  Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries.  SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions.  SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan.  During 2004, 2005 and the first six months of  2006, SPT serviced end customer shipments accounting for 52.9%, 58.5% and 59.4%, respectively, of our net product revenues recognized.  As of December 31, 2005 and June 30, 2006, SPT accounted for 69.6%, and 63.1% respectively, of our net accounts receivable.  For further description of our relationships with PCT and SPT, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do.  Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production.  As noted under the section entitled Competition in our Annual Report on Form 10-K for the year ended December 31, 2005, our low density memory products, medium density memory products, and high density memory products (if we are successful in developing these products) face substantial competition.  In addition, we may in the future experience direct competition from our foundry partners.  We have licensed to our foundry partners the right to fabricate products based on our technology and circuit design, and to sell such products worldwide, subject to our receipt of royalty payments. Competition may also come from alternative technologies such as ferroelectric random access memory devices, or FRAM, magneto-resistive random access memory, or MRAM, or other developing technologies.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights.  Policing unauthorized use of our products, however, is difficult, especially in foreign countries.  Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.  We hold 190 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2025 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted.  Our operating results could be harmed by the failure to protect our intellectual property.

We are engaged in securities class action suits and derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.

Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities.  Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims. In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004.  On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.).  On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the “Louisiana Funds Group,” consisting of the Louisiana School Employees’ Retirement System and the Louisiana District Attorneys’ Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liason counsel, respectively, for the class.  The lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005.  The complaint seeks unspecified damages on alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004.  We moved to dismiss the complaint on September 16, 2005.  Plaintiff served an opposition to the motion to dismiss on November 4, 2005.  Our reply in further support of the motion to dismiss was filed on December 19, 2005.  On January 18, 2006, the Court heard arguments on the motion to dismiss.  On March 10, 2006, the Court granted our motion to dismiss the consolidated amended complaint, with leave to file an amended complaint. Pursuant to the Court’s Order, any amended complaint must be filed no later than May 1, 2006. Plaintiffs filed a second amended complaint on May 1, 2006. We responded with a motion to dismiss on June 19, 2006. We intend to take all appropriate action in response to these lawsuits.  The impact related to the outcome of these matters is undeterminable at this time.

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

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of us against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. We intend to take all appropriate action in responding to the complaints.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Marketplace rules are creating uncertainty for public companies.  We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

Over the past two years we have acquired Emosyn, LLC a fabless semiconductor manufacturer specializing in the design and marketing of smart card ICs for subscriber identification module card applications, G-Plus, Inc., a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs and Actrans Systems Inc., a fabless semiconductor company that designs flash memory and EEPROMs. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Substantially all of our products, as well as all new products currently under design, are stand-alone flash memory devices or devices embedded with flash memory.  A memory technology other than SuperFlash may be adopted as an industry standard.  Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology.  In particular, a primary source of competition may come from alternative technologies such as FRAM or MRAM devices if such technology is commercialized for higher density applications.  To the extent our competitors are able to promote a technology other than SuperFlash as an industry standard, our business will be seriously harmed.

The selling prices for our products are extremely volatile and have historically declined during periods of over capacity or industry downturns.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance.  When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices.  We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 demand for some of our products weakened in the first half of 2006 although pricing remained stable. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 12, 2006. At the Annual Meeting, the shareholders:

1.               elected the persons listed below to serve as directors of SST for the ensuing year and until their successors are elected,

2.               failed to approve the amendment to the 1995 Equity Incentive Plan, as amended, to provide that (i) nonstatutory stock options may be granted to ten percent shareholders with an exercise price set by the Board of Directors with a maximum term of ten years and (ii) restricted stock purchase awards may be granted to ten percent shareholders with a purchase price that is at least 85% of the fair market value of such stock on the date of grant,

3.               ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm  for the fiscal year ending December 31, 2006.

On April 20, 2006, the record date of the Annual Meeting, we had 103,155,985 shares of Common Stock outstanding. At the Annual Meeting, holders of 85,184,658 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Withheld

Bing Yeh	76,626,389	8,558,269

Yaw Wen Hu	78,976,567	6,208,091

Tsuyoshi Taira	78,938,904	6,245,754

Yasushi Chikagami	65,247,856	19,936,802

Ronald Chwang	79,121,171	6,063,487

Terry Nickerson	79,157,094	6,027,564

Proposal 2 – Approval of the 1995 Equity Incentive Plan, as amended.

Votes in Favor	21,424,767

Votes Against	23,623,247

Abstentions	1,264,869

Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm

Votes in Favor	84,672,477

Votes Against	315,940

Abstentions	196,241

Item 6.  Exhibits.

(a)                                  Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2005.

31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President Finance and Chief Financial Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 4th day of August, 2006.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ Bing Yeh
Bing Yeh
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Arthur O. Whipple
Arthur O. Whipple
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)