Form 10-Q
period 2006-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2006-11-09
CIK 855906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of our Common Stock, no par value, as of the latest practicable date, October 31, 2006:  103,562,820.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	As Adjusted		As Adjusted
	(Note 13)		(Note 13)
Net revenues:
Product revenues - unrelated parties	$40,509	$44,125	$115,002	$122,932
Product revenues - related parties	67,215	63,385	156,874	183,819
Technology licensing	10,319	8,443	25,650	26,084
Technology licensing - related parties	29	65	160	1,443
Total net revenues	118,072	116,018	297,686	334,278

Cost of revenues:
Cost of revenues - unrelated parties	34,407	32,481	100,116	89,555
Cost of revenues - related parties	64,520	53,250	154,570	153,149
Total cost of revenues	98,927	85,731	254,686	242,704
Gross profit	19,145	30,287	43,000	91,574

Operating expenses:
Research and development	11,770	12,313	36,821	40,573
Sales and marketing	7,178	6,829	21,524	22,032
General and administrative	5,683	5,437	19,508	17,243
Other operating expenses	(16)	—	2,895	—
Total operating expenses	24,615	24,579	80,748	79,848
Income (loss) from operations	(5,470)	5,708	(37,748)	11,726
Other income (expense), net	556	2,560	2,032	4,104
Interest expense	(98)	(111)	(156)	(247)
Gain on sale of equity investments	—	—	—	12,206
Impairment of equity investments	—	—	—	(3,523)
Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	(5,012)	8,157	(35,872)	24,266
Provision for (benefit from) income taxes	(403)	2,800	2,037	6,115
Minority interest	—	—	(77)	—
Income (loss) before pro rata share of loss from equity investments	(4,609)	5,357	(37,832)	18,151
Pro rata share of loss from equity investments	(427)	(614)	(1,267)	(1,087)
Net income (loss)	$(5,036)	$4,743	$(39,099)	$17,064
Net income (loss) per share - basic	$(0.05)	$0.05	$(0.39)	$0.17
Shares used in per share calculation - basic	102,677	103,495	100,899	103,271
Net income (loss) per share - diluted	$(0.05)	$0.05	$(0.39)	$0.16
Shares used in per share calculation - diluted	102,677	104,732	100,899	104,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31,	September 30,
	2005	2006

ASSETS

Current assets:
Cash and cash equivalents	$77,382	$85,056
Short-term available-for-sale investments	1,008	37,945
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $879 at September 30, 2006	21,378	19,392
Trade accounts receivable-related parties	55,858	43,162
Inventories	108,343	86,109
Other current assets	13,109	12,711
Total current assets	277,078	284,375

Property and equipment, net	19,415	18,264
Long-term available-for-sale investments	39,057	23,998
Equity investments, GSMC	83,150	83,150
Equity investments, others	12,962	27,360
Goodwill	29,637	29,637
Intangible assets, net	11,816	10,833
Other assets	4,722	2,083
Total assets	$477,837	$479,700

LIABILITIES

Current liabilities:
Notes payable, current portion	$39	$—
Borrowing under line of credit facility	3,000	3,032
Trade accounts payable-unrelated parties	48,660	22,638
Trade accounts payable-related parties	21,867	33,906
Accrued expenses and other liabilities	17,318	22,053
Deferred revenue	4,493	4,209
Total current liabilities	95,377	85,838

Other liabilities	2,627	2,159
Total liabilities	98,004	87,997

Commitments (Note 6) and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Preferred stock, no par value:
Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—
Common stock, no par value:
Authorized: 250,000 shares Issued and outstanding: 102,827 shares at December 31, 2005 and 103,561 shares at September 30, 2006	377,027	385,687
Accumulated other comprehensive income	31,780	17,926
Accumulated deficit	(28,974)	(11,910)
Total shareholders’ equity	379,833	391,703
Total liabilities and shareholders’ equity	$477,837	$479,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2005	2006
	As Adjusted
	(Note 13)
Cash flows from operating activities:
Net income (loss)	$(39,099)	$17,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,154	7,511
Purchased in process research and development	1,661	—
Stock-based compensation expense	—	6,130
Provision (credits) for doubtful accounts receivable	245	59
Provision for sales returns	1,815	384
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	32,067	11,889
Loss in equity interest	1,267	1,087
Impairment loss on equity investment	—	3,523
Gain on sale of equity investments	—	(12,206)
(Gain) loss on disposal of equipment	82	(5)
Minority interest	(77)	—
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	2,254	1,535
Trade accounts receivable-related parties	(20,111)	12,704
Inventories	(6,018)	8,946
Other current and non-current assets	3,966	2,802
Trade accounts payable-unrelated parties	(14,839)	(25,582)
Trade accounts payable-related parties	(13,415)	12,039
Accrued expenses and other liabilities	(8,906)	5,926
Deferred revenue	1,438	(284)
Net cash provided by (used in) operating activities	(50,516)	53,522

Cash flows from investing activities:
Acquisitions, net of cash	(7,818)	—
Investments in equity securities	(333)	(18,854)
Purchase of property and equipment	(4,139)	(3,628)
Proceeds from sale of equipment	4	11
Purchase of intellectual property license	—	(494)
Purchases of available-for-sale investments	(21,584)	(49,875)
Sales and maturities of available-for-sale and equity investments	88,010	26,428
Net cash provided by (used in) investing activities	54,140	(46,412)

Cash flows from financing activities:
Debt repayments	(325)	(857)
Repayments against line of credit	—	(3,000)
Borrowing against line of credit	3,000	3,020
Issuance of shares of common stock	3,354	2,530
Capital lease payments	—	(1,129)
Net cash provided by financing activities	6,029	564
Net increase in cash and cash equivalents	9,653	7,674
Cash and cash equivalents at beginning of period	35,365	77,382
Cash and cash equivalents at end of period	$45,018	$85,056

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated to reflect the adoption of SFAS No. 123(R).

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

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 provides interpretive guidance for recognition and measurement of tax positions taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We have initiated a project to develop the documentation required to support uncertain tax positions as required by FIN 48.  The work required is not sufficiently complete to determine if the implementation of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006. We are currently evaluating the impact, if any, of applying this guidance.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF No. 06-03”). We are required to adopt the provisions of EITF No. 06-03 beginning in fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on the our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	As Adjusted		As Adjusted
	(Note 13)		(Note 13)
Numerator -basic
Net income (loss)	$(5,036)	$4,743	$(39,099)	$17,064

Denominator - basic
Weighted average common stock outstanding	102,677	103,495	100,899	103,271

Basic net income (loss) per share	$(0.05)	$0.05	$(0.39)	$0.17

Denominator - diluted
Weighted average common stock outstanding	102,677	103,495	100,899	103,271
Dilutive potential of common stock equivalents	—	1,237	—	1,396
Options	102,677	104,732	100,899	104,667

Diluted net income (loss) per share	$(0.05)	$0.05	$(0.39)	$0.16

Stock options to purchase 11,102,000 and 13,559,000 shares with a weighted average price of $7.55 and $6.38 were outstanding for the three and nine months ended September 30, 2005, respectively.  These stock options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005 because we had a net loss for these periods. Stock options to purchase 8,820,180 and 8,553,643 shares with weighted average per share prices of $8.70 and $8.99, respectively, were outstanding and not included in the computation of diluted net income per share for the three and nine months ended September 30, 2006, respectively, as they were anti-dilutive under the treasury stock method.

3.             Stock Compensation

Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance.  Through July 31, 2005, the Purchase Plan provided for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the purchase, or, if lower, 85% of the fair market value of our common stock six months after the grant date, by withholding up to 10 percent of their annual base earnings.  Since July 31, 2005, the Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings.  At September 30, 2006, 641 thousand shares were available for purchase under the Purchase Plan.  Shares issued under the Purchase Plan for the nine months ended September 30, 2005 and 2006 were 769 thousand and 485 thousand, respectively.

Equity Incentive Plan

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

Directors’ Stock Option Plan

Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. In April 2005, the Board of Directors amended the Directors’ Plan. Pursuant to the Directors’ Plan, upon each non-employee director’s initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. Previously, each such initial stock option was fully vested and exercisable upon grant. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. Previously, each non-employee director received a fully vested annual stock option grant for 18,000 shares of common stock. The options expire ten years after the date of grant. As of September 30, 2006, the Directors’ Plan had 169 thousand shares available for issuance.

Compensation expense is recognized as follows: We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

The Employee Stock Purchase Plan, or the Purchase Plan, provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock on the last day of each six-month offering period.  The compensation is the difference between the fair value and purchase price on the date of purchase.

The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of goods sold	$159	$469
Research and development	1,195	2,967
Sales and marketing	309	806
General and administrative	665	1,888
Effect on pre-tax income	2,328	6,130
Tax effect of stock-based compensation expense	—	—
Effect on net income	$2,328	$6,130
Effect on net income per share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06

There was no compensation cost capitalized for either of the above periods.

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees” to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the “modified prospective application” transition method, the prior year statements of cash flows have not been restated. The tax benefit from the exercise of options was $0 thousand the three and nine months ended September 30, 2006.

Stock Option Plans

Pursuant to our 1995 Equity Incentive Plan and 1995 Non-Employee Director’s Stock Option Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule with a maximum contractual term of ten years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical performance of our common stock. The expected term of the options granted is 6.0 years calculated using the simplified method allowed under SAB 107.

The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	5.2%	4.3%-5.2%
Dividend yield	0.0%	0.0%
Expected volatility	79.2%	77.0%-82.6%
Expected life	6.0 years	6.0 years

The following is a summary of all option activity for the three and nine months ended September 30, 2006 (options in thousands):

				Weighted
				Average	Aggregate
	Shares	Number of	Weighted	Remaining	Intrinsic Value
	Available	Shares	Average	Term (in	at September 30,
	for Grant	Outstanding	Price	years)	2006
Outstanding at December 31, 2005	3,162	11,687	$7.33
Granted	(116)	116	$4.72
Exercised	—	(82)	$2.57
Forfeited	195	(195)	$5.89
Expired	45	(45)	$14.00
Outstanding at March 31, 2006	3,286	11,481	$7.30	6.13	$6,782

Granted	(270)	270	$3.95
Exercised	—	(40)	$2.56
Forfeited	179	(179)	$5.95
Expired	170	(170)	$3.37
Outstanding at June 30, 2006	3,365	11,362	$7.26	5.97	$5,545

Granted	(785)	785	$3.80
Exercised	—	(127)	$2.33
Forfeited	177	(177)	$6.75
Expired	268	(268)	$13.04
Outstanding at September 30, 2006	3,025	11,575	$6.95	5.99	$5,407

Vested and Expected to Vest at September 30, 2006		11,336	$6.99	5.90	$5,373

Options Exercisable at September 30, 2006		7,402	$7.76	4.49	$4,876

A summary of our stock options outstanding at September 30, 2006 as follows (options in thousands):

			Options Outstanding			Options Exercisable
				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Outstanding	Price
$0.44	-	$1.54	1,141	1.50	$1.02	1,141	$1.02
$1.84	-	$3.56	1,226	5.18	$2.60	909	$2.50
$3.60	-	$3.98	1,248	8.15	$3.69	519	$3.66
$4.00	-	$4.62	1,163	6.95	$4.38	671	$4.41
$4.63	-	$5.00	1,135	7.25	$4.85	413	$4.82
$5.02	-	$6.48	1,304	8.04	$5.84	269	$5.84
$6.66	-	$8.61	1,209	7.30	$7.64	668	$7.80
$8.63	-	$9.85	1,112	5.41	$9.30	932	$9.31
$9.92	-	$17.79	1,032	5.54	$11.97	875	$11.85
$18.60	-	$29.44	1,005	3.77	$21.21	1,005	$21.21
$0.44	-	$29.44	11,575	5.99	$6.95	7,402	$7.76

	Three Months Ended	NIne Months Ended
	September 30, 2006	September 30, 2006

Weighted average grant date fair value of options granted	$2.78	$2.82
Total fair value of shares vested	$1,900,964	$5,695,702
Total intrinsic value of options exercised	$221,199	$496,598
Total cash received from employees as a result of employee stock option excercises and employee stock plan purchases	$1,156,812	$2,529,908

We settle stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than the options described above as of September 30, 2006.

Total unrecognized compensation expense from stock options was $9.6 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.51 years as follows, in thousands:

Compensation
Expense excluding
Estimated Forfeitures
2006 (remaining three months)	$1,749
2007	4,803
2008	2,198
2009	747
2010	118
Total	$9,615

Pro Forma Information under SFAS 123 for the period prior to 2006

For the three and nine months ended September 30, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure –An Amendment of FASB Statement No. 123”, our net loss would have been increased to the following pro forma amounts as follows, in thousands:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as adjusted (Note 13)	$(5,036)	$(39,099)

Add: stock-based employee compensation expense in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,044)	(6,530)
Pro forma net loss	$(7,080)	$(45,629)

Basic loss per share
As reported:	$(0.05)	$(0.39)
Pro forma:	$(0.07)	$(0.45)
Diluted net loss per share
As reported:	$(0.05)	$(0.39)
Pro forma:	$(0.07)	$(0.45)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple options pricing model. For the three months ended September 30, 2005, we assumed a risk-free interest rate of 3.8%, an option term of 4.7 years, volatility of 83% and an expected dividend yield of 0%. with the following weighted average assumptions. For the nine months ended September 30, 2005, we assumed risk-free interest rates between 3.7% and 4.2%, an option term of 4.7 years, volatility of 84% and an expected dividend yield of 0%.

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

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and marketable equity securities, are classified as available-for-sale and carried at fair value, based on quoted market prices, with the unrealized gains or losses, net of tax, reported in shareholders’ equity as other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method. In the first quarter of 2006, we sold 4.0 million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We still owned approximately 5.5 million shares of PTI at September 30, 2006.

King Yuan Electronics Company Limited or KYE, Insyde Software Corporation or Insyde, PTI and Professional Computer Technology Limited or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange.  Equity investments in these companies have been included in “Long-term available-for-sale investments.”  The investments that are not available for resale due to local securities regulations within one year at the balance sheet date are recorded at the investment cost.  The investments that are available for resale within one year at the balance sheet date are recorded at fair market value, with unrealized gains and losses, net of tax, reported in Shareholders’ Equity as Other Comprehensive Income.  If a decline in value is judged to be other than temporary, it is reported as an “Impairment of equity investments.”  Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

In June 2004, we acquired 9% interest in Advanced Chip Engineering Technology, or ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET’s board of directors. During 2005, we recorded a $2.2 million impairment charge due to ACET’s anticipated secondary financing price per share which was lower than our carrying value. In September 2006, we completed an additional cash investment of $15.9 million in ACET’s common stock. At September 30, 2006, our investment represents 46.9% of the outstanding equity of ACET.

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

The fair values of available-for-sale investments as of September 30, 2006 were as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Corporate bonds and notes	$20,302	$—	$(4)	$20,298
Government bonds and notes	48,370	4	—	48,374
Foreign listed equity securities	6,095	17,903	—	23,998
Total bonds, notes and equity securities	$74,767	$17,907	$(4)	$92,670

Less amounts classified as cash equivalents				(30,728)
Total short and long-term available-for-sale investments				$61,942

Contractual maturity dates of our available-for-sale investments for debt securities are in 2006 and 2007.  All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The unrealized gains and losses as of September 30, 2006 are recorded in accumulated other comprehensive income, net of tax.

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

Market values were determined for each individual security in our investment portfolio.  With respect to our foreign listed equity securities, our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities have experienced an other than temporary decline in fair value.  Our policy includes, but is not limited to, reviewing each company’s cash position, earnings and revenue outlook, stock price performance over the past nine months, liquidity, management and ownership.  If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate.  As of September 30, 2006, the carrying value of these investments was $110.5 million, which includes an investment of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, which represents a 10% interest and a $16.6 million investment in Advanced Chip Engineering Technology Inc. or ACET, which represents a 46.9% interest.  As of December 31, 2005, the carrying value of these investments was $96.1 million.

5.             Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

	December 31,	September 30,
	2005	2006
Raw materials	$65,404	$54,145
Work in process	6,491	9,138
Finished goods	29,450	16,977
Finished goods inventories held at logistics center	6,998	5,849
	$108,343	$86,109

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value.  We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.  The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value.  If we over estimate future market demand, we may end up with excess inventory levels that cannot be sold within a normal operating cycle and we may be required to record a provision for excess inventory.  Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence.  Some of our customers have requested that we ship them product that has a finished goods date of manufacture less than one year.  In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year, which could result in a material adjustment and could harm our financial results.  We review on-hand inventory including inventory held at the logistic center for potential excess, obsolescence and lower of cost or market exposure and record provisions accordingly.  Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a material impact on our financial position and results of operations.

Our allowance for excess and obsolete inventories includes an allowance for finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year.  In addition, our allowance includes an allowance for die, work-in-process and finished goods that exceed our estimated forecast for the next twelve to twenty four months.  For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand.  For excess inventory analysis, we review inventory items in detail and consider our customer base requirements and market demand.  While we have programs to minimize inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.  Such changes in estimates could have a material impact on our financial position and results of operations.

Accrued expenses and other liabilities comprise (in thousands):

	December 31,	September 30,
	2005	2006
Accrued compensation and related items	$5,934	$6,196
Accrued adverse purchase commitments	1,752	354
Accrued commission	2,762	2,355
Accrued income tax payable	1,319	6,219
Accrued warranty	803	434
Other accrued liabilities	4,748	6,495
	$17,318	$22,053

Changes in the warranty reserves during the three months ended September 30, 2005 and 2006 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2006
Beginning balance	$3,826	$803
Provisions for warranty	1,972	2,113
Change in estimate of prior period accrual	(1,058)	—
Consumption of reserves	(3,576)	(2,482)
Ending balance	$1,164	$434

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in our condensed consolidated statements of operations.  Our warranty accrual is estimated based on historical claims compared to historical revenues. For new products, we use our historical percentage for the appropriate class of product. The higher warranty reserve as of September 30, 2005 compared to September 30, 2006 related mainly to the rescreening test work related to two specific customers.  The test work was completed during 2005 so there is no comparable reserve as of September 30, 2006.

6.             Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2006 through 2014.  The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $41.7 million. We have not recorded any liabilities as of September 30, 2006 related to these indemnities as no such claims have been made or asserted.

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

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options.  The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006.  On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026.  This complaint was brought purportedly on behalf of SST against certain of our current and former officers and directors and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions.  The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information.  We intend to take all appropriate action in responding to all of the complaints.

From time to time, we are also involved in other legal actions arising in the ordinary course of business.  We have accrued certain costs associated with defending these matters.  There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.  As a result, no losses have been accrued in our financial statements as of September 30, 2006.

8.             Line of Credit

On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of September 30, 2006. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at September 30, 2006). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property.  The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. As of September 30, 2006, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for the line of credit with Bank of America in China.

On September 15, 2006, SST China Limited entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 90% of People’s Bank of China’s base rate (5.58% at September 30, 2006).  This facility line is secured by a standby letter of credit of $8 million issued by Cathay Bank for Silicon Storage Technology, Inc, and is guaranteed by Silicon Storage Technology, Inc. As of September 30, 2006, SST China Limited has drawn RMB $24 million, or approximately $3.0 million US dollars, at the interest rate of 5.02%.

9.             Goodwill and Intangible Assets:

Our acquisitions in prior years included the acquisition of $16.5 million of finite-lived intangible assets.  Certain of our acquisitions also included an aggregate of $29.6 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.  Of our $1.7 million of intellectual property, $1.2 of was acquired prior to fiscal 2006 and included in property, plant and equipment.

As of September 30, 2006, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	$4,767	$7,024
Intellectual property	1,694	—	1,694
Trade name	1,198	492	706
Customer relationships	1,857	902	955
Backlog	811	811	—
Non-Compete Agreements	810	356	454
	$18,161	$7,328	$10,833

As of December 31, 2005, our intangible assets consisted of the following (in thousands):

		Accumulated
	Cost	Amortization	Net
Existing technology	$11,791	2,830	$8,961
Trade name	1,198	313	885
Customer relationships	1,857	528	1,329
Backlog	811	806	5
Non-Compete Agreements	810	174	636
	$16,467	$4,651	$11,816

All intangible assets are being amortized on a straight-line method over their estimated useful lives.  Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years.  Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years.  Intellectual property has been assigned an estimated life of five years and will begin amortization as it is put into service. Trade names and backlogs have been assigned useful lives of five years,  and one year, respectively.  Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense for intangible assets for the nine months ended September 30, 2006 was $2.7 million.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2006 remaining three months	$891
2007	3,679
2008	3,395
2009	1,963
2010 and after	905
$10,833

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2006 from December 31, 2005.

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

Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smart card integrated circuits, or ICs, and modules, radio frequency, or RF, ICs and modules, NAND controllers and NAND-controller based modules.

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

Prior period segment information has been reclassified to conform to the current period’s presentation.

The following table shows our revenues and gross profit (loss) for each segment (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2006
		Gross		Gross
	Revenues	Profit	Revenues	Profit

Memory	$89,556	$4,820	$90,676	$17,055
Non-Memory	18,168	3,977	16,834	4,724
Technology Licensing	10,348	10,348	8,508	8,508
	$118,072	$19,145	$116,018	$30,287

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2006
		Gross		Gross
	Revenues	Profit	Revenues	Profit

Memory	$232,490	$8,893	$253,684	$49,027
Non-Memory	39,386	8,297	53,067	15,020
Technology Licensing	25,810	25,810	27,527	27,527
	$297,686	$43,000	$334,278	$91,574

11.          Comprehensive Income (Loss)

The components of comprehensive income (loss), as adjusted (Note 13), net of tax, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income (loss) as adjusted (Note13)	$(5,036)	$4,743	$(39,099)	$17,064

Other comprehensive income:
Change in unrealized gains on investments, net of tax	640	1,408	10,430	(13,871)
Change in cumulative translation adjustment	6	1	(29)	17
Total comprehensive income	$(4,390)	$6,152	$(28,698)	$3,210

The components of accumulated other comprehensive income are, as adjusted (Note 13), as follows (in thousands):

	Balances as of
	December 31, 2005	September, 30 2006
Componentsof accumulated other comprehensive income as adjusted (Note 13):

Net unrealized gains on investments, net of tax	$31,774	$17,903
Cumulative translation adjustment	6	23
	$31,780	$17,926

12.          Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and nine months ended September 30, 2005 and 2006, and our related party accounts receivable and accounts payable and accruals as of December 31, 2005 and September 30, 2006 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2006
	Revenues	Purchases	Revenues	Purchases

Silicon Technology Co., Ltd.	$879	$—	$413	$—
Apacer Technology, Inc. & related entities	512	—	542	—
Silicon Professional Technology Ltd.	65,824	—	62,430	—
Grace Semiconductor Manufacturing Corp.	29	4,138	65	25,084
King Yuan Electronics Company, Limited	—	7,461	—	7,958
Powertech Technology, Incorporated	—	3,317	—	4,498
	$67,244	$14,916	$63,450	$37,540

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2006
	Revenues	Purchases	Revenues	Purchases

Silicon Technology Co., Ltd.	$2,717	$—	$899	$—
Apacer Technology, Inc. & related entities	1,354	—	2,222	—
Silicon Professional Technology Ltd.	152,803	—	180,698	—
Grace Semiconductor Manufacturing Corp.	160	38,910	1,443	49,226
King Yuan Electronics Company, Limited	—	24,283	—	22,991
Powertech Technology, Incorporated	—	10,144	—	11,402
	$157,034	$73,337	$185,262	$83,619

	December 31, 2005		September 30, 2006
	Trade	Accounts	Trade	Accounts
	Accounts	Payable and	Accounts	Payable and
	Receivable	Accruals	Receivable	Accruals

Silicon Technology Co., Ltd.	$370	$—	$176	$—
Apacer Technology, Inc. & related entities	237	—	121	—
Professional Computer Technology Limited	—	123	—	89
Silicon Professional Technology Ltd.	53,785	846	42,865	668
Grace Semiconductor Manufacturing Corp.	1,466	4,949	—	18,592
King Yuan Electronics Company, Limited	—	10,004	—	10,206
Powertech Technology, Incorporated	—	5,945	—	4,351
	$55,858	$21,867	$43,162	$33,906

Professional Computer Technology Limited or PCT, earns commissions for point-of-sales transactions to customers.  PCT’s commissions are paid at the same rate as all of our other stocking representatives in Asia.  In addition, we pay Silicon Professional Technology Ltd. or SPT, a wholly-owned subsidiary of PCT, a fee for providing logistics center functions.  This fee is based on a percentage of revenue for each product shipped through SPT to our end customers. The fee paid to SPT covers the costs of warehousing and insuring inventory and processing accounts receivable, the personnel costs required to maintain logistics and information technology functions and the costs to perform demand forecasting, billing and collection of accounts receivable.

13.          Change in Accounting Principle

In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc. or ACET, a development stage, private company in Taiwan that specializes in advanced semiconductor packaging technology. This investment increased our ownership share of ACET’s outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our 46.9% interest in ACET’s reported net income or loss each reporting period as well as require that prior period financial results be restated to reflect the equity method of accounting from the date of the initial investment. The third quarter of 2006 results includes a charge of $607 thousand, as a result our increased investment in ACET.

The following table lists the relevant captions from our statements of operations as originally presented and after the change in accounting principle.

	(in thousands, except per share data)
	3Q04	4Q04	1Q05	2Q05	3Q05	4Q05	1Q06	2Q06
As previously presented
Income (loss) from operations	$14,752	$(27,330)	$(13,414)	$(18,864)	$(5,470)	$10,998	$4,548	$1,470
Other income (expense), net	$684	$828	$201	$1,014	$371	$204	$439	$1,056
Equity Impairment	—	(509)	—	—	—	(2,240)	(3,523)	—
Net income (loss)	14,522	(26,925)	(13,897)	(19,587)	(4,793)	8,440	11,290	1,455
Earnings per share
Basic	$0.15	$(0.28)	$(0.14)	$(0.19)	$(0.05)	$0.08	$0.11	$0.01
Diluted	$0.15	$(0.28)	$(0.14)	$(0.19)	$(0.05)	$0.08	$0.11	$0.01

As adjusted
Income (loss) from operations	$14,752	$(27,330)	$(13,414)	$(18,864)	$(5,470)	$10,998	$4,548	$1,470
Pro rata share of income (loss) from equity investments	$(254)	$(411)	$(374)	$(466)	$(427)	$(277)	$(239)	$(233)
Other income (expense), net	$684	$921	$322	$1,154	$556	$240	$463	$1,080
Equity Impairment	—	(509)	—	—	—	(605)	(3,547)	—
Net income (loss)	14,268	(27,243)	(14,150)	(19,913)	(5,036)	9,834	11,075	1,246
Earnings per share
Basic	$0.15	$(0.28)	$(0.14)	$(0.19)	$(0.05)	$0.10	$0.11	$0.01
Diluted	$0.15	$(0.28)	$(0.14)	$(0.19)	$(0.05)	$0.09	$0.11	$0.01

Cumulative effect of change in retained earnings	$(254)	$(572)	$(828)	$(1,151)	$(1,394)	$0	$(715)	$(424)

14.          Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 such that a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.  Our tax provision for the three and nine months ended September 30, 2006 was $2.8 million and $6.1 million, respectively, which consists primarily of foreign withholding taxes and tentative U.S. minimum tax.

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

We produce and sell many products based on our SuperFlash design and manufacturing process technology. Our products are incorporated into products sold by many well-known companies including Apple, Asustek, Cambridge Silicon Radio, Canon, Compal, Dell, Epson, First International Computer, or FIC, Foxconn, or Honhai, Fujitsu, Funai, Garmin, Gigabyte, GN Netcom, Haier, Hewlett Packard, Huawei, Infineon, Intel, IBM, Inventec, JVC, Lenovo, Lexmark, LG Electronics, Lite-On IT, Matsushita, or Panasonic, Micronas, Motorola, NEC, Nintendo, Philips, Pioneer, Quanta, Sagem, Samsung, Sanyo, Seagate, Sony, Sony Ericsson, TCL, Thomson, TiVO, Toshiba, USI, Western Digital, and ZTE.

We also produce and sell other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency, or RF, ICs and modules, NAND controllers and NAND-controller based memory modules.

One of our key initiatives is the active development of our non-memory business. Our objective is to transform SST from a pure-play in flash to a multi-product line company.  We continue to execute on our plan to derive, by mid-2008, 30% of our revenue from non-memory products, which includes embedded controllers, NAND-controller based products, smart card ICs and radio frequency ICs and modules.  We believe non-memory products represent an area in which we have significant competitive advantages and also an area that can yield profitable revenue with higher and more stable gross margins than our memory products in the long run.

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

During the third quarter of 2006, we had growth in our unit shipments across our four application categories as the electronic industry entered the holiday-build season. Our unit shipments increased 19.8% quarter over quarter. As a result, we improved our profitability, made progress in reducing our inventory level and increased our cash position during the quarter. As we move into the last quarter of the year, expect continued strength in product demand across many of our application categories.

Looking at our application categories, unit shipments to the digital consumer applications experienced a 23.1% increase sequentially. We saw strong unit shipments in the digital TV, MP3 player, video game and DVD player applications and had record shipments in digital TV and DVD recorder applications. Unit shipments to the Internet computing category increased 17.8% sequentially, driven by the growth in Notebook PC, hard disk drive, graphics card and POS terminal applications. We had record shipments to Notebook PC, LCD monitor, hard disk drive, POS terminal and server applications.  Desktop PC shipments, however, decreased slightly from the previous quarter.  Unit shipments to the networking category increased 23.1% as a result of strength in the wireless LAN, Voice-over-IP phones, security system and other networking equipment applications. Finally, units shipped to the wireless communications category increased 17.0% sequentially in the third quarter, mainly due to strong shipments to the SIM card market.  Shipments to Bluetooth, GPS and cellular handset applications decreased slightly from the second quarter.

In the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to smaller process technologies that generally carry a lower cost per die. Wafer starts are primarily now in the 0.18 and 0.25 micron geometry. We are also in the process of developing 0.13 micron and 0.12 micron process technologies.

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

We derived 86.0%, 87.6% and 87.4% of our net product revenues during 2004, 2005 and the nine months ended September 30, 2006, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Our top ten end customers, excluding stocking representatives and distributors, accounted for 29.1%, 27.2% and 21.3% of our net product revenues in 2004, 2005 and the nine months ended September 30, 2006, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2004, 2005 or the nine months ended September 30, 2006.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd. or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions.  SPT is a wholly-owned subsidiary of Professional Computer Technology Limited or PCT, one of our stocking representatives in Taiwan.  Please see a description of our relationship with PCT under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2005. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For 2004 and 2005 and the nine months ended September 30, 2006, SPT serviced end customer sales accounting for 52.9%, 58.5% and 58.9%, respectively, of our net product revenues recognized.  As of December 31, 2005 and September 30, 2006, SPT represented 69.6% and 68.5% of our net accounts receivable, respectively.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center.  Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users.  Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 34.0%, 40.3% and 47.1% of our product shipments in 2004, 2005 and the nine months ended September 30, 2006, respectively.  In addition, the top three stocking representatives solicited sales, for which they received a commission, for 25.1%, 18.3% and 10.5% of our shipments to end users in 2004, 2005 and the nine months ended September 30, 2006, respectively.

Critical Accounting Estimates

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended September 30, 2006 includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated to reflect our adoption of SFAS No. 123(R).

For other information related to our revenue recognition and other critical accounting estimates, please refer to the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations: Three and Nine months Ended September 30, 2006

Net Revenues (in thousands)

	Three Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	3Q06-Over- 3Q05 Change		3Q06-Over- 2Q06 Change
Memory revenue	$89,556	$82,970	$90,676	$1,120	1.3%	$7,706	9.3%
Non-Memory revenue	$18,168	$15,968	$16,834	$(1,334)	(7.3)%	$866	5.4%
Product revenue	$107,724	$98,938	$107,510	$(215)	(0.2)%	$8,572	8.7%
Technology licensing	$10,348	$8,791	$8,508	$(1,840)	(17.8)%	$(283)	(3.2)%
Total net revenues	$118,072	$107,729	$116,018	$(2,054)	(1.7)%	$8,289	7.7%

	Nine Months Ended
	September 30, 2005	September 30, 2006	3Q06-Over- 3Q05 Change
Memory revenue	$232,490	$253,684	$21,194	9.1%
Non-Memory revenue	$39,386	$53,067	$13,681	34.7%
Product revenue	$271,876	$306,751	$34,875	12.8%
Technology licensing	$25,810	$27,527	$1,717	6.7%
Total net revenues	$297,686	$334,278	$36,597	12.3%

Net revenues increased 7.7% in the third quarter of 2006 from the second quarter of 2006 primarily due to a 19.8% increase in unit shipments. Average selling prices of our products for the third quarter of 2006 decreased 9.7% from the second quarter of 2006 due to product mix as well as pricing pressures on serial flash and Smartcard IC products. Net revenues for the third quarter of 2006 decreased 1.7% compared to the third quarter of 2005 due to decreases in non-memory revenue and lower technology licensing revenue.  For the nine months ended September 30, 2006, net revenues increased 12.3% as compared to the same period in the prior year primarily due to a 13.3% increase in total units shipped and higher technology license revenue.

The following discussions are based on our reportable segments described in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Memory Products

Memory revenue increased 9.3% in the third quarter of 2006 from the second quarter of 2006 primarily due to a 17.0% increase in unit shipments. Increase in demand for several consumer electronic and computer applications as the electronics industry entered the holiday-build season led to the results. Memory revenue increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a 5.7% increase in average selling prices although total unit shipments fell 1.9%. The increase in average selling prices was primarily a result of product mix with increased shipments of combo memory and higher density products. For the nine months ended September 30, 2006 compared to the same period in 2005, memory revenue increased due a 7.9% increase in unit shipments led primarily by increased activity of serial flash devices, many-time programmable and ComboMemory products.

Non-Memory Products

Non-memory revenue increased in the third quarter of 2006 from the second quarter of 2006 primarily due to a 31.9% increase in unit shipments. The increase in unit shipments was somewhat offset by a 32.7% decrease in average selling prices due to product mix although we experienced some price pressures particularly on the smartcard IC products. Non-memory revenue decreased in the third quarter of 2006 compared to the third quarter of

2005 due to a 43.2% decrease in average selling prices largely from product mix. For the nine months ended September 30, 2006 compared to the same period in 2005, non-memory revenue increased due to a 41.7% increase in unit shipments.

Technology Licensing Revenue

Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the third quarter of 2006 declined from the second quarter of 2006 as a result of lower upfront fees as well as some fluctuation in royalties. Technology licensing revenue for the third quarter of 2006 decreased compared to the third quarter of 2005 due to timing of fees. For the nine months ended September 30, 2006 technology license revenues, compared to the same period in 2005, increased 6.7% primarily due to license fees on new and existing licenses. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands)
	Three Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	3Q06-Over- 3Q05 Change		3Q06-Over- 2Q06 Change
Memory gross profit	$4,820	$14,036	$17,055	$12,235	253.9%	$3,019	21.5%
Memory gross margin	5.4%	16.9%	18.8%
Non-Memory gross profit	$3,977	$4,547	$4,724	$747	18.8%	$177	3.9%
Non-Memory gross margin	21.9%	28.5%	28.1%
Product gross profit	$8,797	$18,583	$21,779	$12,982	147.6%	$3,196	17.2%
Product gross margin	8.2%	18.8%	20.3%
Technology licensing gross profit	$10,348	$8,791	$8,508	$(1,840)	(17.8)%	$(283)	(3.2)%
Technology licensing gross margin	100.0%	100.0%	100.0%
Total gross profit	$19,145	$27,374	$30,287	$11,142	58.2%	$2,913	10.6%
Total gross margin	16.2%	25.4%	26.1%

	Nine Months Ended
	September 30, 2005	September 30, 2006	3Q06-Over- 3Q05 Change
Memory gross profit	$8,893	$49,027	$40,134	451.3%
Memory gross margin	3.8%	19.3%
Non-Memory gross profit	$8,297	$15,020	$6,723	81.0%
Non-Memory gross margin	21.1%	28.3%
Product gross profit	$17,190	$64,047	$46,857	272.6%
Product gross margin	6.3%	20.9%
Technology licensing gross profit	$25,810	$27,527	$1,717	6.7%
Technology licensing gross margin	100.0%	100.0%
Total gross profit	$43,000	$91,574	$48,574	113.0%
Total gross margin	14.4%	27.4%

Gross margin increased in the third quarter of 2006 compared to the second quarter of 2006 as we shipped a greater number of higher margin products, including embedded controllers and RF ICs. Gross margin also benefited from our continuing transition to the smaller 0.18 and 0.25 micron die geometries. Our blended average selling prices, which take into account both product mix and selling prices decreased by 9.7% in the third quarter, mainly due to the product mix as the unit shipments of our low ASP products increased in the current quarter. Gross profit increased more than 50% for the third quarter of 2006 compared to the same period the same period in 2005 due to a $4.9 million lower inventory and adverse purchase commitment provision and a 4.5% increase in the number of units shipped. For the nine months ended September 30, 2006, compared to the same period in 2005, gross profit grew substantially as our inventory provision declined $11.9 million. In addition, we continued our transition to smaller production geometries which produce higher gross margin and we shipped 13.3% more units.

For other factors that could affect our gross profit, please also see “Part II, Item 1A.”Risk Factors - We incurred material inventory valuation adjustments in 2003, 2004 and 2005 and in the first nine months of 2006, and we may incur additional material inventory valuation adjustments in the future.”

Product Gross Profit

Memory products

Gross profit for memory products increased in the third quarter of 2006 compared to the second quarter of 2006 largely due to a 17.0% increase in the number of units shipped and the continuing transition of moving 8Mbit and lower density products to smaller geometries. Compared to the third quarter of 2005, gross profit increased by $12.2 million based on a 5.7% increase in average selling prices from product mix coupled with more shipments of higher margin products and lower provisions for inventory and adverse purchase commitments. For the nine months ended September 30, 2006 gross profit grew substantially over 2005 due to a 7.9% increase in unit shipments as well as a lower provision for inventory and adverse purchase commitments in the current year.

Non-memory products

Gross profit for non-memory products increased in the third quarter of 2006 compared to the second quarter of 2006 as total unit shipments increased 31.9% partially offset by a 32.7% decline in average selling prices largely a result of changes in product mix. In comparison to the third quarter of 2005, unit shipments increased 39.6%. For the nine months ended September 30, 2006 in comparison to 2005, gross profit rose on 41.7% higher shipments in the current year. We expect some revenue fluctuation in non-memory business until at least late 2007 as we expect to grow and diversify our revenue and customer base.

Operating Expenses (in thousands)

Research and development

	Three Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	3Q06-Over- 3Q05 Change		3Q06-Over- 2Q06 Change
Research and development	$11,770	$13,093	$12,313	$543	4.6%	$(780)	(6.0)%
Percent of revenue	10.0%	12.2%	10.6%

	Nine Months Ended
	September 30, 2005	September 30, 2006	3Q06-Over- 3Q05 Change
Research and development	$36,821	$40,573	$3,752	10.2%
Percent of revenue	12.4%	12.1%

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

In comparison to the second quarter of 2006, research and development spending decreased primarily due to a $721 thousand decrease in expense related to lower wafer, mask and evaluations parts due primarily to the timing of projects. Research and development expenses rose in the third quarter of 2006 compared to the third quarter of 2005 due to stock-based compensation expense of $1.2 million as a result of the implementation of SFAS No. 123(R). This was partially offset by reduced wafer and evaluation parts costs of $542 thousand due to timing of engineering projects. For the nine months ended September 30, 2006 compared to the same period in 2005, increased research and development spending of $3.8 million was primarily due to stock-based compensation expense of $3.0 million as a result of the implementation of SFAS No. 123(R) in 2006, as well as increases in wafer and evaluation parts, depreciation expense and increased patent fees, previously recorded in Sales and Marketing.  We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	3Q06-Over- 3Q05 Change		3Q06-Over- 2Q06 Change
Sales and marketing	$7,178	$7,042	$6,829	$(349)	(4.9)%	$(213)	(3.0)%
Percent of revenue	6.1%	6.5%	5.9%

	Nine Months Ended
	September 30,	September 30,	3Q06-Over-
	2005	2006	3Q05 Change
Sales and marketing	$21,524	$22,032	$508	2.4%
Percent of revenue	7.2%	6.6%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

Sales and marketing expense decreased in the third quarter of 2006 compared to the second quarter of 2006 due to lower commission related expenses of $102 thousand as well as lower freight expense of $131 thousand partially offset by an increase in profit sharing expense as a result of profitability in the third quarter of 2006. Sales and marketing expenses decreased slightly in the third quarter of 2006 compared to the third quarter of 2005 primarily due to lower commission related expenses of $162 thousand and lower freight expense of $143 thousand, offset by stock-based compensation expense of $309 thousand as a result of the implementation of SFAS 123(R).  On a year-to-date basis, 2006 spending was greater than the same period of 2005 primarily due to stock-based compensation expense of $806 thousand as a result of the implementation of SFAS 123(R) in 2006. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

Three Months Ended
September 30,	June 30,	September 30,	3Q06-Over-	3Q06-Over-
2005	2006	2006	3Q05 Change	2Q06 Change
General and administrative	$5,683	$5,769	$5,437	$(246)	(4.3)%	$(332)	(5.8)%
Percent of revenue	4.8%	5.4%	4.7%

	Nine Months Ended
	September 30,	September 30,	3Q06-Over-
	2005	2006	3Q05 Change
General and administrative	$19,508	$17,243	$(2,265)	(11.6)%
Percent of revenue	6.6%	5.2%

General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses decreased in the third quarter of 2006 compared to the second quarter of 2006 primarily due to lower accruals for bad debt of $426 thousand partially offset by profit sharing accruals of $135 thousand in the third quarter of 2006. In comparison to the third quarter of 2005, expenses decreased in the third quarter of 2006 primarily due to lower recurring legal fees of $321 thousand and lower accruals for bad debt of $458 thousand offset by stock-based compensation expense of $665 thousand from the implementation of SFAS 123(R). For the nine months ended September 30, 2006 compared to the same period in 2005, lower general and administrative expenses were due to decreased external professional fees of $1.3 million, primarily due to contingent work associated with a tax refund project, and outside professional services of $1.5 million primarily due to lower Sarbanes-Oxley compliance costs, partially offset by stock-based compensation expense of $1.9 million as a result of the implementation of SFAS No. 123(R) in 2006. In addition to the increased expense related to SFAS No. 123(R), we anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Three Months Ended
	September 30,	June 30,	September 30,	3Q06-Over-		3Q06-Over-
	2005	2006	2006	3Q05 Change		2Q06 Change
Other operating expenses	$(16)	$—	$—	$16	(100.0)%	$—	0.0%
Percent of revenue	0.0%	0.0%	0.0%

	Nine Months Ended
	September 30,	September 30,	3Q06-Over-
	2005	2006	3Q05 Change
Other operating expenses	$2,895	$—	$(2,895)	(100.0)%
Percent of revenue	1.0%	0.0%

During the second quarter of 2005, we recorded other operating expense of $2.9 million related to in-process research and development in conjunction with the acquisitions of Actrans Systems Inc. and the acquisition of the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. We incurred no other operating expenses during the first nine months of 2006.

Other income and expense, net

	Three Months Ended
	September 30,	June 30,	September 30,	3Q06-Over-		3Q06-Over-
	2005	2006	2006	3Q05 Change		2Q06 Change
Other income (expense), net	$556	$1,080	$2,560	$2,004	360.4%	$1,480	137.0%
Percent of revenue	0.5%	1.0%	2.2%

	Nine Months Ended
	September 30,	September 30,	3Q06-Over-
	2005	2006	3Q05 Change
Other income (expense), net	$2,032	$4,104	$2,072	102.0%
Percent of revenue	0.7%	1.2%

Other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. Other income (expense) increased during the three months ended September 30, 2006 in comparison to the prior quarter and the third quarter of 2005 due to higher levels of invested cash and higher short-term interest rates as well as the annual dividends declared by our investee companies. For the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005, other income rose due to greater levels of invested cash, and rising interest rates. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing for dividends on our investments.

Interest expense

	Three Months Ended
	September 30,	June 30,	September 30,	3Q06-Over-		3Q06-Over-
	2005	2006	2006	3Q05 Change		2Q06 Change
Interest expense	$98	$57	$111	$13	13.3%	$54	94.7%
Percent of revenue	0.1%	0.1%	0.1%

	Nine Months Ended
	September 30,	September 30,	3Q06-Over-
	2005	2006	3Q05 Change
Interest expense	$156	$247	$91	58.3%
Percent of revenue	0.1%	0.1%

Interest expense remained relatively low as we do not have significant outstanding debt.  Interest expense in the third quarter of 2006 increased compared to the second quarter of 2006 due to higher use fee taxes and loan fee amortization. For the nine months ended September 30, 2006 in comparison to the prior year interest expense was higher due to our borrowings being outstanding for a longer period of time. On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of September 30, 2006. As of September 30, 2006, a standby letter of credit in the amount of $8.0 million has been issued to Bank of America. As of September 30, 2006, SST China Limited has drawn RMB $24 million, or approximately $3.0 million US dollars, at the interest rate of 5.02%.

Equity investments

During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Powertech Technology, Inc. or PTI. As of September 30, 2006, we still owned 5.5 million shares of PTI.

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

Change in accounting principle

In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET’s outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our 46.9% interest in ACET’s reported net income or loss each reporting period as well as require that prior period financial results be restated to reflect the equity method of accounting from the date of the initial investment. The third quarter of 2006 results includes a charge recorded in “pro rata share of loss from equity investments” on our condensed consolidated statement of operations of $607 thousand, as a result our increased investment in ACET. Under this accounting treatment, we would have recorded a charge of $209 thousand for the three months ended June 30, 2006 and $1.0 million for the nine months ended September 30, 2006. In comparison to the same periods in the prior year, we would have recorded a charge of $242 thousand and $822 thousand for the three and nine months ended September 30, 2005.  For further information, please refer to Note 13 “Change in Accounting Principle.” The following tables compare the quarter over quarter and year over year amounts as restated on our consolidated statement of operations.

	Three Months Ended
	September 30,	June 30,	September 30,	3Q06-Over-		3Q06-Over-
	2005	2006	2006	3Q05 Change		2Q06 Change
Pro rata share of loss from equity investments	$(427)	$(233)	$(614)	$(187)	43.8%	$(381)	163.5%

	Nine Months Ended
	September 30,	September 30,	3Q06-Over-
	2005	2006	3Q05 Change
Pro rata share of loss from equity investments	$(1,267)	$(1,087)	$180	(14.2)%

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. in recent years represented sufficient negative evidence under SFAS No. 109 such that a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the three and nine months ended September 30, 2006 was $2.8 million and $6.1 million, respectively, which consists primarily of foreign withholding taxes and tentative U.S. minimum tax.

Liquidity and Capital Resources (in thousands)

	Nine Months Ended
	September 30,
	2005	2006
Cash provided by (used in):
Operating activities	$(50,516)	$53,522
Investing activities	$54,140	$(46,412)
Financing Activities	$6,029	$564

Operating activities.  The major contributing factors to our sources and uses of operating cash during the nine months were net income of $17.1 million, and the reduction of receivables of $14.2 million as a result of payments from our customers. This was offset by decreased trade accounts payable of $13.5 million. Net income was also affected by non-cash items in the first nine months of 2006, including a $12.2 million gain on the sale of PTI shares, stock-based compensation expense from the required adoption of SFAS No. 123(R) of $6.1 million, depreciation and amortization expense of $7.5 million, a $3.5 million charge for the impairment of our in investment in Nanotech, Inc. and an $11.9 million charge to our inventory and adverse purchase commitments provision. Our operating activities used cash of $50.5 million for the nine months ended September 30, 2005. Our net loss of $39.1 million for the nine months ended September 30, 2005, included non-cash charges of $32.1 million for provision against inventory, $7.2 million of depreciation and amortization, $1.7 million for purchasing in process research and development and $1.8 million for the provision of sales returns.  In addition to our net loss, the primary usage of cash related to an increase in trade accounts receivable of $17.9 million, decreased accounts payable from related and unrelated parties of $28.3 million and a decrease in accrued expenses and other liabilities of $8.9 million.

Investing activities.  The primary uses of cash from investing activities were $49.9 million used for the purchase of other available-for-sale instruments and $18.9 million in cash to purchase additional equity securities including $15.9 million for additional shares of ACET to increase our ownership total to 46.9%. In addition, we used $3.6 million in purchases of fixed assets.  These uses of cash were partially offset by $26.4 million in cash from the sales and maturities of available-for-sale equity investments. Our investing activities provided cash of $54.1 million for the first nine months of 2005. Cash provided by investing activities in the first nine months of 2005 was primarily attributable to $88.0 million of cash from the net sales and maturities of available-for-sale investments, offset by the purchase of $21.6 million in available-for-sale investments, $7.8 million net cash used in the acquisition of Actrans and the minority interest of Emosyn, $4.1 million in capital expenditures and $333 thousand in equity investments.

Financing activities.  Cash from financing activities in the nine months of 2006 related primarily to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $2.5 million offset by capital lease payments of $1.1 million and $857 thousand in debt repayments. Our financing activities provided cash of $6.0 million during the first nine months of 2005. Cash generated from financing activities in the first nine months of 2005 primarily related to the borrowing against the line of credit of $3.0 million, and the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $3.4 million.

Principal sources of liquidity at September 30, 2006 consisted of $123.0 million of cash, cash equivalents and short-term available-for-sale investments.  In addition, in August 2006, we entered into a 1-year loan and security agreement with Cathay Bank, for a $40.0 million revolving line of credit.  For more information regarding the line of credit, refer to Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements

As of September 30, 2006, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2005.

Purchase Commitments. As of September 30, 2006, we had outstanding purchase commitments with our foundry vendors of $41.4 million for delivery in 2006.  We have recorded a liability of $354 thousand for adverse purchase commitments.  In comparison, as of December 31, 2005, we had outstanding purchase commitments with our foundry vendors of $51.7 million for delivery in 2006, with a recorded liability of $1.8 million for adverse purchase commitments.

Operating Capital Requirements.  We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, if we fail to execute to our business strategies, we could experience declines in our cash balances.  We have secured a line of credit for up to $40.0 million from Cathay Bank to meet operating capital requirements if needed. This line of credit expires on August 11, 2007. As of September 30, 2006, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for the line of credit with Bank of America in China. As of September 30, 2006, SST China Limited has drawn RMB $24 million, or approximately $3.0 million US dollars, at an interest rate of 5.02%. There can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California.  Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In addition, in July and October 2006, multiple shareholder derivative complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. In the event of unfavorable outcome of the suits, we may be required to pay damages.  For more information, please also see “Part II. Item 1A. “Risk Factors – We are engaged in securities class action suits and derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.”

From time to time, we are also involved in other legal actions arising in the ordinary course of business.  We have accrued certain costs associated with defending these matters.  There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins.  No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.  As a result, no losses have been accrued in our financial statements as of September 30, 2006.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006. We are currently evaluating the impact, if any,  of applying this guidance.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF No. 06-03”). We are required to adopt the provisions of EITF No. 06-03 beginning in fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on the our consolidated financial position, results of operations or cash flows.

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

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of September 30, 2006 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of September 30, 2006, the carrying value of our available-for-sale investments approximated fair value.  The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of September 30, 2006 (in thousands):

	Carrying	Interest
	Value	Rate
Cash and cash equivalents - variable rate	$85,056	4.2%
Short-term available-for-sale investments - fixed rate	37,945	5.3%
	$123,001	4.6%

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)

and 15d-15(e)) as of September 30, 2006.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options.  The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006.  On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026.  This complaint was brought purportedly on behalf of SST against certain of our current and former officers and directors and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions.  The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information.  We intend to take all appropriate action in responding to all of the complaints.

From time to time, we are also involved in other legal actions arising in the ordinary course of business.  We have accrued certain costs associated with defending these matters.  There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.  As a result, no losses have been accrued in our financial statements as of September 30, 2006.

Item 1A.   Risk Factors

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the last four quarters and the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2005 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2003, 2004, 2005 and in the first nine months of 2006 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market.  As of September 30, 2006, we had $86.1 million of net inventory on hand, a decrease of $22.2 million, or 20.5%, from December 31, 2005.  Total valuation adjustments to inventory and adverse purchase commitments were $37.3 million in 2005 and $11.9 million in the first nine months of 2006. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year.  As of September 30, 2006, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year.  In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.  A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005, demand weakened for some of our products in the first six months of 2006. During the third quarter of 2006, we had growth in our unit shipments across our four application categories as the electronics industry entered the holiday-build season. We expect to see continued strength in product demand across many of our application categories in the fourth quarter of 2006. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2005 and the first nine months of 2006, our international product and licensing revenues accounted for 92.7% and 94.5% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 86.0%, 87.6% and 87.4% of our net product revenues from Asia during 2004, 2005 and the first nine months of 2006, respectively.  Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.  Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks.  Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries.  SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan.  During 2004, 2005 and the first nine months of 2006, SPT serviced end customer shipments accounting for 52.9%, 58.5% and 58.9%, respectively, of our net product revenues recognized.  As of December 31, 2005 and September 30, 2006, SPT accounted for 69.6%, and 68.5% respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Due to the flash memory product cycle we usually require more than nine months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design win, which may take three months or longer.  Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights.  Policing unauthorized use of our products, however, is difficult, especially in foreign countries.  Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.  We hold 198 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2025 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted.  Our operating results could be harmed by the failure to protect our intellectual property.

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

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options.  The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006.  On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026.  This complaint was brought purportedly on behalf of SST against certain of our current and former officers and directors and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions.  The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information.  We intend to take all appropriate action in responding to all of the complaints.

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

We derive substantially all of our revenues from Asia and our logistics center is located in Taiwan.  A virus or viral outbreak in Asia, such as the SARS outbreak in early 2003 or threat of the Avian flu, could harm the operations of our suppliers, distributors, logistics center and those of our end customers, which could harm our business.

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

As of December 31, 2004, we did not maintain effective control over accounting for and review of the valuation of inventory, the income tax provision and related balance sheet accounts and licensing revenue because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. Because of this material weakness, our management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria. As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to our internal controls over financial reporting and their report is included in our Form 10-K for the year ended December 31, 2004. As of December 31, 2005, these material weaknesses had been remediated. For further information, see Item 9A — “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Substantially all of our products, as well as all new products currently under design, are stand-alone flash memory devices or devices embedded with flash memory.  A memory technology other than SuperFlash may be adopted as an industry standard.  Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology.  In particular, a primary source of competition may come from alternative technologies such as FRAM or MRAM devices if such technology is commercialized for higher density applications.  To the extent our competitors are able to promote a technology other than SuperFlash as an industry standard; our business will be seriously harmed.

The selling prices for our products are extremely volatile and have historically declined during periods of over capacity or industry downturns.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance.  When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices.  We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 demand for some of our products weakened in the first half of 2006 although pricing remained stable. In the third quarter of 2006, we had growth in our unit shipments across our four application categories while our average selling prices of our products decreased from the second quarter of 2006.  Our business could be further harmed by industry-wide prolonged downturns in the future.

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

Item 5.  Other Information.

On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of September 30, 2006. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at September 30, 2006). The line of credit is collateralized by substantially all of the assets of SST other than intellectual property.  The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement.

The Loan and Security Agreement, dated August 11, 2006, is filed as Exhibit 10.17 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

(a)           Exhibits.

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2005.

10.17	Loan and Security Agreement, dated August 11, 2006, by and among Cathay Bank, SST and certain subsidiaries of SST.

31.1	Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President Finance and Chief Financial Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 9th day of November, 2006.

SILICON STORAGE TECHNOLOGY, INC.

By:

/s/ Bing Yeh

Bing Yeh
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Arthur O. Whipple

Arthur O. Whipple
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)