Form 10-K
period 2006-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2008-01-16
CIK 855906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
 (408) 735-9110
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $361,634,512 based on the closing price of the registrant's common stock as reported on the NASDAQ Global Market. Shares of the registrant's common stock held by each officer and director and affiliated entities who own 5% or more of the outstanding common stock of the registrant have been excluded in that such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation does not exclude shares held by persons or entities whose ownership exceeds 5% of the registrant's common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

          Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date December 1, 2007: 104,197,735.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2006
TABLE OF CONTENTS

Explanatory Note Regarding Restatement

        In March 2007, the Board of Directors of Silicon Storage Technology, Inc. initiated a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. Based on the results of the review, we have concluded that certain stock options granted during the period January 1, 1997 to December 31, 2005 were not correctly accounted for in accordance with U.S. generally accepted accounting principles, or GAAP, applicable at the time those grants were made. As a result, in this Annual Report on Form 10-K we are restating our historical financial statements to record adjustments for stock-based compensation expense relating to past stock option grants in accordance with Accounting Pronouncement Bulletin No. 25, Accounting for Stock Issued to Employees. In addition we have recorded additional adjustments that were previously considered immaterial.

        We are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        The effect of the restatement is reflected in the consolidated financial statements, selected consolidated financial data and other financial data, including quarterly data, included in this Annual Report on Form 10-K. For additional information, see Note 2. "Restatement of Consolidated Financial Statements" to our consolidated financial statements. We have also included restated financial information under Item 6. "Selected Consolidated Financial Data" for 2002 through 2005. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the income statement impact of the restatements during the period January 1, 1997 to December 31, 2005, and Item 8. "Financial Statements and Supplementary Data—Selected Quarterly Information (Unaudited)," includes restated quarterly financial information for each interim period during 2005 and 2006.

        We have not amended any of our other previously filed Annual Reports on Form 10-K for the periods affected by the restatement or our Quarterly Reports on Form 10-Q filed prior to December 31, 2006. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Subsequent to the filing of this Annual Report on Form 10-K for the year ended December 31, 2006, we will be filing our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 and investors should read these Quarterly Reports on Form 10-Q for information relating to business, financial results and operations for such periods.

        The restatement of our consolidated financial statements, financial data and related disclosures described in this Annual Report on Form 10-K is collectively referred to in this Annual Report on Form 10-K as the "restatement."

        The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

Year	Adjustment to Stock-Based Compensation Expense	Adjustment to Payroll Tax Expense (Benefit)	Adjustment to Income Tax Expense (Benefit) Relating to Stock-Based Compensation and Payroll Tax Expense (Benefit)	Adjustment to Stock-Based Compensation Expense (Benefit), Net of Payroll and Income Taxes	Other Adjustments, Net of Income Taxes	Total Restatement Expense (Benefit)
1997	$136	$26	$(57)	$105	$—	$105
1998	209	3	(11)	201	—	201
1999	945	1,987	(40)	2,892	—	2,892
2000	10,964	7,563	(7,464)	11,063	—	11,063
2001	8,478	2,796	(4,027)	7,247	—	7,247
2002	8,297	1,520	(3,832)	5,985	444	6,429
2003	6,809	(1,074)	14,391	20,126	(444)	19,682

Cumulative through December 31, 2003	35,838	12,821	(1,040)	47,619	—	47,619
2004	2,302	(6,041)	—	(3,739)	1,012	(2,727)
2005	683	(2,515)	—	(1,832)	(1,382)	(3,214)

Total	$38,823	$4,265	$(1,040)	$42,048	$(370)	$41,678

        Additionally, we have reviewed the consequences of issuing in-the-money grants under Section 409A of the Internal Revenue Code and adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004. These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code Section 409A and, as applicable, similar penalty taxes under state tax laws. We are considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A.

        The Securities and Exchange Commission, or the SEC, may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue further guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to such guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Market.

PART I

Item 1.    Business

Overview

        Silicon Storage Technology, Inc. (SST, us or we) is a leading supplier of NOR flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. NOR flash memory is a form of nonvolatile memory that allows electronic systems to retain information when the system is turned off. NOR flash memory is used in hundreds of millions of consumer electronics and computing products annually.

        We produce and sell many products based on our SuperFlash design and manufacturing process technology. Our products are incorporated into products sold by many well-known companies including Apple, Asustek, BenQ, Cisco, Dell, First International Computer, or FIC, Gigabyte, Haier, Huawei, Infineon, Intel, IBM, Inventec, Legend Lenovo, LG Electronics, Freescale Semiconductor, NEC, Nintendo, Panasonic, Philips, Quanta, Samsung, Sanyo, Seagate, Sony, Sony Ericsson, Toshiba, Texas Instruments, VTech and ZTE.

        We also produce and sell other semiconductor products including smartcards integrated circuits, or ICs, and modules, NAND flash controllers and NAND-controller based modules, radio frequency, or RF, ICs and modules.

        We license our SuperFlash technology to leading semiconductor companies including 1st Silicon (Malaysia) Sdn. Bhd., Analog Devices, IBM, Freescale Semiconductor, Inc., National Semiconductor Corporation, NEC Corporation, Oki Electric Industry Co., Samsung Electronics Co. Ltd., Sanyo Electric Co., Ltd., or Sanyo, Seiko Epson Corporation, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, Shanghai Huahong NEC Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Toshiba Corporation, Vanguard International Semiconductor Corporation, Powerchip Semiconductor Corporation and Winbond Electronics Corporation for applications in semiconductor devices that integrate flash memory with other functions on a monolithic chip.

        We have installed our semiconductor manufacturing processes at several leading wafer foundries and semiconductor manufacturers including Advanced Wireless Semiconductor, Grace, Samsung Electronics Co., Ltd., Sanyo, Seiko Epson Corporation, Shanghai Hua Hong NEC Electronics Co. Ltd., TSMC and Yasu Semiconductor Corporation, or Yasu. These companies produce semiconductor wafers for us that incorporate our process or product intellectual property. These wafers are electrically tested and then subdivided into many small rectangular chips, or die. We work with leading semiconductor assembly and test companies to finish our products by encapsulating and testing them. We are working with Grace, Powerchip Semiconductor Corporation and TSMC, among others, to develop new technology for manufacturing our products.

        The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. We saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006. Our business could be further harmed by industry-wide prolonged downturns in the future.

        The consumer electronics manufacturing industry is concentrated in Asia. We manufacture virtually all of our products in Asia and we sell most of our products in Asia. We derived 86.0%, 87.6% and 87.7% of our net product revenues during 2004, 2005 and 2006, respectively, from product shipments to Asia.

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

        In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. Nonvolatile memory devices were originally used by the personal computer, or PC, industry to provide the BIOS (basic input/output system) to give the PC sufficient information to start up (boot) and to facilitate its access to its high volume nonvolatile memory stored in magnetic media including hard disk drives. In PCs, the code stored in the nonvolatile memory or BIOS, initiates the loading of the PC's operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, generally flash memory. As a result, virtually every digital electronic system that uses a processor or controller for computing, consumer electronics, communications, and industrial applications requires nonvolatile memory. The predominant forms of nonvolatile memory include Read-Only Memory (ROM), Programmable Read-Only Memory (PROM) and flash memory.

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

        Flash memory is the predominant reprogrammable nonvolatile memory device used to store program code and data. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. There are two types of flash memories; NOR and NAND, in terms of memory cell array architecture. NOR flash memories are typically used for storing program code and NAND flash memories are typically used for data storage. The rapid growth of flash memory has been fueled by the explosive growth of digital electronic devices that adopted flash memory as the main storage medium for code and data. According to a November 2006 Webfeet Research report, worldwide flash memory revenue was estimated at $22.9 billion in 2006 and is expected to grow to $27.0 billion in 2007 and to $57.4 billion in 2011.

Our Solution

        We are a leading supplier of NOR flash memory semiconductor devices. We believe our proprietary flash memory technology, SuperFlash, offers superior performance, high reliability and a fast, fixed erase time. We further believe that our SuperFlash technology can be scaled to use the semiconductor industry's most advanced technology nodes and can employ the industry's lowest cost manufacturing processes.

        Our NOR flash devices have densities ranging from 256,000 bits (256 Kb) to 64 million bits (64 Mb). These products are generally used to store the instruction set used by the microprocessor or controller in the electronic system product to direct its function. NOR memory can also be used to store mass data in a system, but it is generally less expensive to use NAND memory for this purpose. While NOR memory can be used to store data, NAND memory is generally not useful for the storage of execute-in-place instruction code due to its block data access and existence of defective memory cells that require special error detection and correction management. As a result, electronic systems often use NOR alone or NOR (with RAM, or controller) and NAND together but virtually never NAND memory alone.

Our Strategy

        Our objective is to become the leading worldwide supplier of NOR flash memory devices, a leading supplier of other semiconductor products in the portable consumer electronics market and the leading licensor of embedded flash technology. We intend to achieve our objectives by:

        Maintaining a leading position in the program code storage market.    We believe that program code storage is an attractive segment of the flash memory market. The number, variety and performance of digital electronic applications continue to increase. Virtually all of these devices need some sort of nonvolatile memory to direct the function of the product's microprocessor or controller. We believe that our proprietary SuperFlash technology is superior because it offers higher reliability and better performance at a lower cost than competing solutions. We regularly introduce additional standard and application specific memory products, including our ComboMemory products. ComboMemory products are used for wireless and portable applications that combine volatile and nonvolatile memory on a single monolithic device or on multiple die in a common package for optimized performance. We are extending our family of serial flash products which offer smaller form factors for manufacturers that are producing ever smaller and more compact consumer devices. In addition, we are continuing to develop versions of our products that consume less power. These lower voltage devices are particularly desirable when applied in battery-powered electronic systems.

        Continuing to enhance our leading flash memory technology.    We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing NOR flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology by working closely with technology partners who operate wafer fabrication facilities with advanced lithographic and other manufacturing equipment. As consumer electronics companies produce more complex and more compact products, we intend to meet their needs and continue to produce some of the smallest and thinnest semiconductor products. We are also developing and reducing the cost of the associated assembly technologies.

        Leveraging our technology and supply chain to become a premier provider of additional semiconductor products.    Many consumer electronics products incorporate our flash memory products. We are expanding our product line to include additional devices that these manufacturers need for their products. We provide RF power amplifier and transceiver products for wireless applications such as cellular phones, WLAN, Bluetooth, data pagers and cordless telephones. We also provide NAND flash controllers that we believe give electronics systems manufacturers superior flexibility in the design and manufacture of their systems. We also offer a selection of our products in die form. This allows our customers to develop multi-chip module products for unusual or small form factor products such as Bluetooth earsets and GPS receivers. We also provide multi-chip module products that incorporate die from other semiconductor manufacturers. We intend to continue to develop new products and leverage our supply chain to take advantage of the significant growth opportunities in the wireless applications market with specific focus on cellular phone, GPS, WLAN and Bluetooth applications.

        Maintaining a leading position in licensing embedded flash technology.    We believe that our proprietary SuperFlash technology is well-suited for embedded memory applications, which integrate flash memory and other functions onto a monolithic chip. Many electronic system manufacturers have incorporated our technology into the semiconductor devices that are at the heart of their products. We are expanding our licensing of SuperFlash technology to additional semiconductor wafer foundries at ever finer technology nodes for embedded flash applications to enhance the value of our technology to these electronic system manufacturers. Many digital electronic devices currently being introduced, such as MP3 players, digital cameras and PDAs, require high-density NAND flash memory for storing music, pictures and other data that require large data storage capacities in addition to the NOR memory required to operate the system's controller. We believe that the application market for high-density NAND flash memory is attractive based on its potential size and growth. We are further developing our NAND controllers with embedded NOR flash to address the high-density memory market.

Our Products

        Currently, we offer low to medium density NOR flash devices (256 Kbit to 64 Mbit) and other products that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are segmented largely based upon attributes such as density, voltage, access speed, package and target application. We divide our products into two reportable segments: Memory Products and Non-Memory Products.

        Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+, family, the Concurrent SuperFlash, or CSF, family, the Firmware Hub, or FWH, family, the Serial Flash family, the ComboMemory family, the Many-Time Programmable, or MTP, family, and the Small Sector Flash, or SSF, family.

        Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency ICs and modules, NAND controllers and NAND-controller based modules.

Technology Licensing

        We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2006, we held 206 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2026 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China.

Customers

        We provide high-performance flash memory solutions and other products to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide products for consumer electronic companies including LG, Hon Hai, Micronas, Apple, Samsung, Lite-On, NEC, Funai, Sony, Orion, BenQ, Sigma Design, ALCO, Inventec, Pioneer, Nintendo, BBK, Toshiba, JVC, Mattel, Panasonic (Matsushita), Sanyo, Konka, Canon, Hisense, Creative, Daewoo, Thomson, Sharp, Reigncom, Olympus, TiVO, and Haier. In networking, we provide products for Broadcom, Atheros, Conexant, Alpha Networks, Gemtek, Gongjin, Hon Hai, Edimax, Avocent, TP-Link, ZTE, Senao, Cameo Communications, Sagem Orga, Adtran, Askey, Intel, Asustek, Global Sun, Thomson, Huawei, TCL, Comtrend, Buffalo, Tecom, Mitsumi, Arris, Cybertan, and Samsung. In wireless communications, we provide products for companies including Syscom, Samsung, Sirf, Crestfounder, USI, GN Netcom, Sagem Orga, Alps, Gemalto, ZTE, Hon Hai, Cambridge Silicon Radio, Watchdata System, Pansun Infotech, Haier, CCT, Wuhan Tienyu Information Industry, Magnificent Mile, Taiyo Yuden, Mitsumi, Ningbo Bird, Logitech, VTech,and Garmin. In Internet computing, we provide a wide array of products for companies including Asustek, Seagate, Western Digital, TPV Technology, Hon Hai, Quanta, Intel, Giga-Byte, Quanta, ECS, Apple, Inventec, Titanic, Lenovo, Matsushita, Sharp, Fujitsu-Siemens, Wistron, Mitac, Microstar, Fujitsu, Epson, Buffalo, Samsung, Brother, USI, Canon, Lite-On, NEC, IBM, and Toshiba.

        The following tables illustrate revenue by geographic regions. Revenue by geographic region is determined on where product is shipped by us or our logistics center or where license revenue is generated.

	Year ended December 31,
	2004	2005	2006
	(Amount in thousands)
United States	$32,833	$21,261	$24,173
Europe	28,863	32,008	32,381
Japan	35,233	26,455	40,752
Korea	36,715	32,702	30,734
Taiwan	125,491	74,753	97,552
China (including Hong Kong)	148,100	208,658	193,674
Other Asian Countries	41,963	35,062	33,243

	$449,198	$430,899	$452,509

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

Backlog

        Our product sales are made primarily using short-term cancelable purchase orders. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised to reflect changes in the customer's needs and in our supply of products. Accordingly, the dollar amount associated with our backlog of open purchase orders at any given time is not a meaningful indicator of future sales. Changes in the amount of our backlog do not necessarily reflect a corresponding change in the level of actual or potential sales.

Applications

        As the Digital Consumer, Networking, Wireless Communications and Internet Computing industries continue to expand and diversify; new applications are likely to be developed. We believe our products are designed to address this expanding set of applications:

Digital Consumer		Networking	Wireless Communications	Internet Computing
TV Replayer	Set-top Box	VoIP	Cellular Phone	Information Appliance
Digital TV	CD-ROM Drive	DSL Modem	Data Pager	Notebook PC
Digital Camera	CD-RW Drive	Cable Modem	Cordless Telephone	Desktop PC
Digital Camcorder	DVD-ROM Drive	V.90/56K Modem	GPS on Cellular Phone	Hard Disk Drive
DVD Player	DVD-RAM Drive	Wireless LAN	Bluetooth Applications	LCD Monitor
DVD Recorder	DVD-RW Drive	Network Interface Card	Wireless Modems	Palm PC
VCD Player	Web Browser	Router/Switch		X-PC
MP3 Player	Hand-held GPS			Server
Video Game	Electronic Toys			Graphics Card
PDA	smartcards			Printer
Electronic Book	Memory Cards			Copier/Scanner
Remote Controller	Electronic Organizer			Bar Code Scanner
Thin Client System

Manufacturing

        We purchase wafers and sorted die from semiconductor manufacturing foundries, have these products shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

        Wafer and Sorted Die.    During 2006, our major wafer fabrication foundries were TSMC, Grace, Sanyo, HHNEC and Seiko-Epson. In 2006, wafer sort, which is the process of testing individual die on silicon wafer, was performed at King Yuan Electronics Company, Limited, or KYE, Lingsen, HHNEC, Sanyo, Seiko-Epson and TSMC. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for secure production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. We hold an equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company. Grace is GSMC's wafer foundry subsidiary and is located in Shanghai, People's Republic of China.

        Packaging, Testing and Finishing.    In the assembly process, the individual dies are separated and assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our international subcontracted test facilities before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2006, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

        We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2004, 2005 and 2006, we spent $46.4 million, $48.7 million and $53.0 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products.

Competition

        The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low density memory products, sales of which presently account for substantially all of our revenues, compete against products offered by Macronix, ST Microelectronics, PMC, EON, and Winbond. Our medium-density memory products compete with products offered by Spansion, Macronix, Winbond, Samsung and ST Microelectronics. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion, Intel, Samsung, and ST Microelectronics, as well as any new companies who may enter the market. In addition, competition may come from alternative technologies such as ferroelectric random access memory device, or FRAM, technology.

        The competition in the existing markets for some of our other product families, such as the FlashFlex51 microcontroller product family, is extremely intense. We compete principally with major companies such as Atmel, Microchip Technology, Freescale Semiconductor, Inc, Philips and Winbond in the microcontroller market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to our foundry partners the rights to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us. Our smartcard products compete with Masked ROM and flash or EEPROM offerings primarily from Infineon, Renesas, Samsung and STMicroelectronics. For radio frequency IC products, the competition in the existing markets is also extremely intense. Our radio frequency IC products compete primarily with Microsemi, SiGe, Richwave, and Anadigics especially in the WLAN markets.

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

Employees

        As of December 31, 2006, we employed 633 individuals on a full-time basis, 390 of whom reside in the United States. Of these 633 employees, 109 were employed in manufacturing support, 334 in engineering, 96 in sales and marketing and 94 in administration, finance and information technology. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Available Information

        We were incorporated in California in 1989. Additional information is available free of charge through our Internet website, www.sst.com. This information includes our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.    Risk Factors

Risks Related to Our Business

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

        In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2. to our consolidated financial statements, the Chairman of the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and have restated our historical financial statements. The review of our historical stock option granting practices has also required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $9.1 million from March 31, 2007 through November 30, 2007 and we expect to incur additional costs in future periods. In addition, the review has diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

        Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Item 3. "Legal Proceedings," several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. These or future similar complaints, or any future litigation or regulatory action may not result in the same conclusions reached by the Chairman of the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

        We also voluntarily contacted the SEC regarding the review and, as of the date of the filing of this Annual Report on Form 10-K, the SEC is continuing an informal inquiry of our historical stock option grant practices. In October 2007, we met with the SEC and provided it with the status of the review, and in November 2007, we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

        While we believe that we have made appropriate judgments in concluding the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2. "Restatement of Consolidated Financial Statements" to our consolidated financial statements for further information.

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with such regulatory bodies. If we are unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements our business will be harmed.

        Due to the independent review and resulting restatement we were unable to file our periodic reports with the SEC on a timely basis and face the possibility of the delisting of our common stock from the NASDAQ Global Market. As a result of our failure to file our periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months. In addition, if the NASDAQ Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to continue to list our stock on the NASDAQ Global Market. Despite our filing of our delinquent periodic reports we remain in violation of NASDAQ listing requirements due to our failure to hold an annual meeting of shareholders in 2007. Although we anticipate holding an annual meeting as soon as permitted under applicable federal law, if our common stock is delisted the price of our common stock and the ability of our shareholders to trade our common stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

We are subject to the risks of additional lawsuits from former officers and employees in connection with our historical stock option practices, the resulting restatement, and the remedial measures we have taken.

        Former employees may bring lawsuits against us or engage us in arbitration relating to their stock options and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could harm our business, financial condition and results of operations.

It may be difficult or costly to obtain director and officer liability insurance coverage as a result of the restatement of our financial statements.

        We expect that the issues arising from our historical stock option grant practices and the related accounting will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, we expect that it may be significantly more costly than in the past, which would have an adverse effect on our financial results. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We may incur additional expenses in order to assist our employees with potential income tax liabilities which may arise under Section 409A of the Internal Revenue Code.

        As a result of our review of our historical stock option granting practices, we have determined that a number of our outstanding stock option awards were granted at exercise prices below the fair market value of our stock on the appropriate accounting measurement date. The primary adverse tax consequence is that the re-measured options vesting after December 31, 2004 are potentially subject to option holder excise tax under Section 409A of the Internal Revenue Code and, as applicable, similar excise taxes under state law or foreign law. Our employees who hold options which are determined to have been granted with exercise prices below the fair market value of the underlying shares of common stock on the appropriate measurement date may be subject to taxes, penalties and interest under Section 409A if no action is taken to cure the options from exposure under Section 409A before December 31, 2008.

        We are considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A. Once we have determined a course of action, if we undertake any such plan or process, we anticipate that we will record additional expenses in periods when such actions are taken.

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

        Although we were profitable for the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2006, 2005 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005 and 2006 and we may incur additional significant inventory valuation adjustments in the future.

        We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2006, we had $73.9 million of net inventory on hand, a decrease of $34.8 million, or 32.0%, from December 31, 2005. Total valuation adjustments to inventory and adverse purchase commitments were $36.5 million in 2005 and $15.2 million in 2006. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of December 31, 2006, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

        Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006, there was price erosion in selected areas. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

        During 2004, 2005 and 2006, our international product and licensing revenues accounted for 92.7%, 95.1% and 94.7% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

        In addition, we have made equity investments in companies with operations in several Asian countries. The value of our investments is subject to the economic and political conditions particular to their industries and their countries, foreign exchange rates, and the global economy. If we determine that a change in the recorded value of an investment is other than temporary, we will adjust the value of the investment. Such an expense could have a negative impact on our operating results.

        We derived 86.0%, 87.6% and 87.7% of our net product revenues from Asia during 2004, 2005 and 2006, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We invest in companies for strategic reasons and may not realize a return on our investments.

        We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in nonmarketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

        We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan. During 2004, 2005 and 2006, SPT serviced end customer shipments accounting for 52.9%, 58.5% and 59.1%, respectively, of our net product revenues recognized. As of December 31, 2005 and 2006, SPT accounted for 69.6%, and 68.9% respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions."

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

        We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by five foundries, TSMC in Taiwan, Seiko-Epson and Yasu in Japan and Grace and Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, in China. We have an equity investment in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Sanyo in Japan, Samsung in Korea and Vanguard and Powerchip Semiconductor Corporation, or PSC, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

        In order to grow, we need to increase our present manufacturing capacity. The existing capacity from Grace, HHNEC, TSMC and PowerChip available were insufficient during 2007. Events that we have not foreseen could arise which would further limit our capacity. Similar to our investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

  •
  limited warranties on the service they provide to us;

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

        We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our low density memory products, medium density memory products, and high density memory products, if we are successful in developing these products, face substantial competition. In addition, we may in the future experience direct competition from our foundry partners. We have licensed to our foundry partners the right to fabricate products based on our technology and circuit design, and to sell such products worldwide, subject to our receipt of royalty payments. Competition may also come from alternative technologies such as ferroelectric random access memory devices, or FRAM, magneto-resistive random access memory, or MRAM, or other developing technologies.

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

        We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of December 31, 2006, we held 206 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2026 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

We are engaged in derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.

        Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims. We are currently facing multiple shareholder derivative complaints. The complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options.

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2006.

        During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock. We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see Item 3. "Legal Proceedings."

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

        We receive from time to time, letters or communications from other companies stating that such companies have patent rights that involve our products. Since the design of most of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, offering to sell or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could harm our operating results. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

If an earthquake or other natural disaster strikes our manufacturing facility or those of our suppliers, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenues.

        Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster such as typhoon near one or more of our major suppliers, like the earthquakes in April 2006 and December 2006 or the typhoons in September 2001 and July 2005 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

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

We have determined that we have a material weakness in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

        Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management's assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

        The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. However, as of December 31, 2006, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2006. Because of this material weakness, our management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, has issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting and their report is included in this Form 10-K.

        Should we determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

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

        Over the past three years we have acquired Emosyn, LLC a fabless semiconductor manufacturer specializing in the design and marketing of smartcard ICs for SIM applications, G-Plus, Inc., a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs and Actrans Systems Inc., a fabless semiconductor company that designs flash memory and EEPROMs. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

        The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006, there was price erosion in selected areas. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2006, we occupied three major facilities totaling approximately 131,000 square feet in Sunnyvale, California which is where our executive offices, research and development, principal manufacturing engineering and testing facilities are located. Of the three major facilities occupied, we own one facility totaling approximately 20,000 square feet and we lease two facilities totaling approximately 111,000 square feet. The leases on the two facilities expire in 2010. We also have approximately 99,000 square feet of office space in various domestic and international sites with expiration ranging from 2008 to 2026. We believe these facilities and any others we may lease in the future are adequate to meet our needs for at least the next 12 months.

        For information regarding long-lived assets by geography, see Note 17. "Segment Reporting" to our consolidated financial statements.

Item 3.    Legal Proceedings

        In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers alleging insider trading and manipulation of stock prices, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liaison counsel, respectively, for the class. Lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005, which the Court dismissed with leave to amend on March 10, 2006. Plaintiff filed a second amended complaint on May 1, 2006, again seeking unspecified damages for alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We responded with a motion to dismiss on June 19, 2006. On March 9, 2007, the Court issued an Order granting our motion to dismiss, with prejudice, and on March 12, 2007 entered a judgment that plaintiffs take nothing and the action be dismissed on the merits. Lead plaintiff filed a notice of appeal but did not follow through and by stipulation, the suit was dismissed.

        In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The factual allegations of these complaints were substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of the putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

        On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have 21 days to file a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have twenty-one days to file an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

        On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a "Compact ISA-bus Interface". The plaintiff seeks a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of December 31, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of 2006 to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        The principal U.S. market for our common stock is the NASDAQ Global Market (formerly the NASDAQ National Market). The only class of our securities that is traded is our common stock. Our common stock has traded on the NASDAQ Global Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low closing sales prices of the common stock for the period indicated as reported by the NASDAQ Global Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our common stock on December 29, 2006, the last trading day in 2006, was $4.51.

2005		High Close	Low Close
First Quarter:	January 1 - March 31, 2005	$5.72	$3.47
Second Quarter:	April 1 - June 30, 2005	4.18	2.55
Third Quarter:	July 1 - September 30, 2005	5.67	4.12
Fourth Quarter:	October 1 - December 31, 2005	6.02	4.58
2006		High Close	Low Close
First Quarter:	January 1 - March 31, 2006	$5.57	$4.00
Second Quarter:	April 1 - June 30, 2006	5.00	3.49
Third Quarter:	July 1 - September 30, 2006	4.31	3.55
Fourth Quarter:	October 1 - December 31, 2006	4.86	4.04

Comparison of Five Year Cumulative Total Return (1)

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Semiconductor Composite Index for the five year period from December 31, 2001 through December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Silicon Storage Technology, Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*
$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)
This stock performance chart shall not be deemed to be "soliciting material" or be deemed "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Approximate Number of Equity Security Holders

        As of December 31, 2006, there were approximately 653 record holders of our common stock.

Dividends

        We have never paid a cash dividend on our common stock and we intend to continue to retain earnings, if any, to finance future growth. Accordingly, we do not anticipate paying cash dividends to holders of common stock in the foreseeable future.

Equity Compensation Plan Information

        Information regarding our equity compensation plans is contained in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under the caption "Securities Authorized for Issuance Under Equity Compensation Plans," and is incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

        The following table includes selected consolidated financial data for each of the last five years and includes adjustments for the years ended December 31, 2004 and 2005 for changing to the equity method of accounting from the cost method for our investment in ACET as discussed in Note 8. to the consolidated financial statements.

        The consolidated balance sheets as of December 31, 2002, 2003, 2004 and 2005, and the consolidated statements of operations for the years ended December 31, 2002, 2003, 2004 and 2005, have been restated to reflect the impact of the stock-based compensation adjustments and other adjustments that were previously considered immaterial. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the financial results, which is more fully described in the Explanatory Note immediately preceding Item 1. "Business" and in Note 2. "Restatement of Consolidated Financial Statements" to our consolidated financial statements.

        We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

	Year ended December 31,
	2002(4)		2003(4)		2004(1)(2)(4)			2005(1)(2)(4)			2006(3)
	as previously reported	as restated	as previously reported	as restated	as previously reported	as adjusted	as adjusted and restated	as previously reported	as adjusted	as adjusted and restated
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$274,658	$274,658	$295,041	$295,041	$449,198	$449,198	$449,198	$430,899	$430,899	$430,899	$452,509
Cost of revenues	206,246	207,655	218,775	219,289	322,093	322,093	322,059	353,128	353,128	352,417	333,643

Gross profit	68,412	67,003	76,266	75,752	127,105	127,105	127,139	77,771	77,771	78,482	118,866

Total operating expenses	89,664	98,421	117,663	122,408	100,866	100,866	97,726	104,521	104,521	102,615	102,745

Income (loss) from operations	(21,252)	(31,418)	(41,397)	(46,656)	26,239	26,239	29,413	(26,750)	(26,750)	(24,133)	16,121

Net income (loss)	$(15,095)	$(21,524)	$(65,167)	$(84,849)	$23,929	$23,357	$26,656	$(29,838)	$(29,265)	$(26,624)	$(20,777)

Net income (loss) per share—basic	$(0.16)	$(0.23)	$(0.69)	$(0.90)	$0.25	$0.24	$0.28	$(0.29)	$(0.29)	$(0.26)	$(0.20)

Net income (loss) per share—diluted	$(0.16)	$(0.23)	$(0.69)	$(0.90)	$0.24	$0.24	$0.27	$(0.29)	$(0.29)	$(0.26)	$(0.20)

Consolidated Balance Sheet Data:
Total assets	$440,606	$455,152	$396,361	$396,621	$502,331	$501,759	$501,440	$477,837	$477,837	$478,212	$465,978

Long-term obligations	$1,873	$1,873	$1,423	$1,423	$1,307	$1,307	$1,307	$2,627	$2,627	$2,627	$2,030

Shareholders' equity	$381,851	$382,502	$331,497	$318,937	$375,984	$375,412	$368,315	$379,833	$379,833	$375,944	$365,715

(1)
Results of operations include the effects of the acquisitions of Emosyn LLC and G-Plus, Inc. in 2004 and the acquisition of Actrans Systems Inc. in 2005.

(2)
Results of operations for 2004 and 2005 have been adjusted to account for the change to equity method accounting for our investment in ACET.

(3)
Results of operations for 2006 include the effect of SFAS No. 123(R), Stock-based Compensation as well as the impairment of our equity investments in Grace Semiconductor Manufacturing Corporation of $40.6 million and Nanotech Inc. of $3.5 million and the gain on the sale of our investment in PTI of $12.2 million.

(4)
Results of operations include impact of stock-based compensation as discussed in Note 2 to the Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors," as well as those discussed elsewhere in this report.

Restatement of Consolidated Financial Statements, Audit Committee and Findings

        In March 2007, the Board of Directors of SST initiated a voluntary review of SST's historical stock option granting practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007.

        The Chairman's review was substantially completed on October 20, 2007 when the Chairman reported his findings to the Board of Directors. The review covered all option grants during the period from SST's initial public offering in November 1995 through 2007. As part of his review, the Chairman determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date is the date on which the related compensation cost for an option is determined under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option's exercise price.

        Based on the findings of the Chairman, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use from 1997 through mid-2002, of certain date selection methods discussed below which resulted in grantees receiving options with stated exercise prices lower than the market price of the underlying stock on the revised measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with respect to new hire, merit and promotion grants and have generally granted and priced our stock options for new hires, merit and promotions in an objective and consistent manner since that time. However, from 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances as discussed further below. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

        In accordance with APB No. 25 (intrinsic value method), with respect to periods through December 31, 2005, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing after January 1, 2006 we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment.

        For all periods through December 31, 2005, we have recorded aggregate non-cash stock-based compensation charges of $38.8 million, associated payroll tax charges of $4.3 million and a related income tax benefit of $1.0 million. We have amortized a substantial portion of the APB No. 25 charges on a straight-line basis to expense during 1997 to 2005. If an option is forfeited prior to vesting, we reverse to income the charges amortized to expense in prior periods relating to unvested options and reverse any remaining unamortized deferred stock-based compensation associated with the forfeited options to additional paid in capital. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges determined on the measurement date based on APB No. 25. As of December 31, 2005, the remaining APB No. 25 unamortized deferred stock-based compensation related to the errors identified during the review was approximately $558,000.

        The types of errors we identified were as follows:

  •
  Improper Measurement Dates for New Hire, Merit and Promotion Stock Option Grants during 1997.    In connection with stock option grants that we made to newly-hired and existing employees for merit increases and promotion grants during the first three quarters of 1997, our practice was to grant stock options with an exercise price based upon the lowest closing price of our common stock in the month of hire, promotion or merit increase. The selection of the grant date of the related option grants would be made at the end of the month and was based on achieving the lowest exercise price for the affected employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. The total amount of these errors was $22,000.

  •
  Improper Measurement Dates for New Hire, Merit and Promotion Stock Option Grants during 1997 to mid-2002.    In connection with certain stock option grants to newly-hired employees and merit and promotion grants to existing employees during the last quarter of 1997 through mid-2002, our practice was to delay the selection of the related grant dates until the end of a three-month period in the fiscal quarter during which the employees who received the grants began their employment or received their promotion or merit increase. As a result of this practice, the exercise price of the related option grants was not determined until subsequent to the stated grant date. We also determined that we generally set the grant date and exercise price of employee option grants for new hires, promotions and merit increases, by looking back to group awards according to grant dates that achieved the lowest possible exercise price for a group of employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. The cumulative effect of these errors through December 31, 2005 was $19.1 million.

  •
  Improper Measurement Dates for Company-Wide Annual or Retention Stock Option Grants.    We determined that, in connection with certain annual or retention stock option grants that we made to employees from 1997 to 2003 and in 2005, the final number of shares that an individual employee was entitled to receive was not determined and/or the proper approval of the related stock option grant was not formally obtained until after the stated grant date. Therefore, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. The cumulative effect of these errors through December 31, 2005 was $12.5 million.

  •
  Improper Measurement Dates for Director Stock Option Grants.    We determined that certain grants were made to members of the board of directors on discretionary dates rather than the non-discretionary prescribed dates under the 1995 Non-Employee Directors' Stock Option Plan. The 1995 Non-Employee Directors' Stock Option Plan prescribes the date of election or appointment and the date of the annual meeting of shareholders as the dates on which options are automatically granted. The members of the board of directors who received such grants have agreed to reprice upwards such grants and to pay us the difference between the original exercise price and the restated exercise price for options that have been exercised. Such amounts are not material to our consolidated financial statements. The cumulative effect of these errors through December 31, 2005 was $118,000.

  •
  Other Issues Identified.    We also identified other instances where stock option grants did not comply with applicable terms and conditions of our 1995 Equity Incentive Plan. For example, there were instances where option grants were made to groups of employees who joined SST pursuant to a business combination, and to a few other employees in certain instances, with stated exercise prices below the fair market value of our common stock on the actual measurement date of the related grants. We also determined that in certain cases, previously terminated employees who returned to SST were permitted to retain their original stock options. The cumulative effect of these errors through December 31, 2005 was $7.1 million. In addition, in certain instances the exercise date of cash exercises of stock options appear to have been improperly reported which may have provided tax benefits to such optionees; however, such amounts are not material to our consolidated financial statements.

The Chairman carefully considered the involvement of current members of management and the board of directors in the stock option grant process and concluded that they were either unaware of the methods by which the exercise price for such options was determined and/or that such exercise price would have a financial statement impact. The Chairman did not reach any conclusions regarding former members of management. There is evidence, however, that a former non-management employee was aware of the methods by which the exercise price of such options was determined and that this employee may have been aware that the use of such methods was improper.

Use of Judgment

        In light of the significant judgment used by management in establishing revised measurement dates, alternative approaches to those used by us could have resulted in different stock-based compensation expenses than those recorded in the restated consolidated financial statements. We considered various alternative approaches and believe that the approaches used were the most appropriate under the circumstances.

Costs of Restatement and Legal Activities

        We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the independent review by the Chairman of the Audit Committee, our internal review, the preparation of the December 31, 2006 consolidated financial statements and the restated consolidated financial statements, and the derivative litigation. These expenses were approximately $9.1 million from March 31, 2007 through November 30, 2007.

        Additionally, we have reviewed the consequences of issuing in-the-money grants under Section 409A of the Internal Revenue Code and adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004. These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code Section 409A and, as applicable, similar penalty taxes under state tax laws. We are considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A.

        As a result of the errors we identified, we have restated our historical financial statements, from 1997 through 2005, to record $42.0 million of charges related to stock-based compensation and associated payroll tax expense, net of related income tax effects. These errors resulted in after-tax benefits of $3.7 million and $1.8 million for 2004 and 2005, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior through the year ended December 31, 2003 was $47.6 million. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

        The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

Year	Adjustment to Stock-Based Compensation Expense	Adjustment to Payroll Tax Expense (Benefit)	Adjustment to Income Tax Expense (Benefit) Relating to Stock-Based Compensation and Payroll Tax Expense (Benefit)	Adjustment to Stock-Based Compensation Expense (Benefit), Net of Payroll and Income Taxes	Other Adjustments, Net of Income Taxes	Total Restatement Expense (Benefit)
1997	$136	$26	$(57)	$105	$—	$105
1998	209	3	(11)	201	—	201
1999	945	1,987	(40)	2,892	—	2,892
2000	10,964	7,563	(7,464)	11,063	—	11,063
2001	8,478	2,796	(4,027)	7,247	—	7,247
2002	8,297	1,520	(3,832)	5,985	444	6,429
2003	6,809	(1,074)	14,391	20,126	(444)	19,682

Cumulative through December 31, 2003	35,838	12,821	(1,040)	47,619	—	47,619
2004	2,302	(6,041)	—	(3,739)	1,012	(2,727)
2005	683	(2,515)	—	(1,832)	(1,382)	(3,214)

Total	$38,823	$4,265	$(1,040)	$42,048	$(370)	$41,678

        For all periods through December 31, 2005, we have recorded aggregate non-cash stock-based compensation charges of $38.8 million, associated payroll tax charges of $4.3 million and a related income tax benefit of $1.0 million. We also recorded previously immaterial audit differences of $370,000 for all periods through December 31, 2005. Adjustments to stock-based compensation expense include $6,000 of capitalized manufacturing variances for all periods through December 31, 2005. These adjustments had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods. We recorded an income tax benefit of $0 for 2004 and 2005, respectively. The cumulative income tax benefit for periods prior to 2003 was $1.0 million.

        As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $16.9 million for all annual periods from 1997 through 2005. We recorded such charges in the amount of $1.6 million and $300,000 for 2004 and 2005, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $7.7 million and $2.8 million, in 2004 and 2005, respectively. As a result, the net benefit to our statements of income was $6.0 million and $2.5 million for 2004 and 2005, respectively. The cumulative payroll tax expense for periods prior to 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the Internal Revenue Code and the regulations thereunder. These liabilities were recorded with a charge to operating costs and expenses.

Restatement and Impact on Financial Statements

        The income statement impact of the restatement is as follows (in thousands):

	Cumulative effect at December 31, 2003	2004	2005	Cumulative effect of Adjustments through December 31, 2005
Net income (loss) as previously reported		$23,929	$(29,838)
Total additional stock-based compensation expense (benefit)	$35,838	2,302	683	$38,823
Payroll tax expense (benefit)	12,821	(6,041)	(2,515)	4,265

Total pre-tax stock-option related adjustments	48,659	(3,739)	(1,832)	43,088
Income tax impact of stock option related adjustments	(1,040)	—	—	(1,040)

Total stock option related adjustments, net of income taxes	47,619	(3,739)	(1,832)	42,048

Adjustment due to change in accounting methodology for ACET	—	572	(573)	(1)

Other adjustments, net of tax	—	440	(809)	(369)

Total expense (benefit)	$47,619	(2,727)	(3,214)	$41,678

Net income (loss), as restated		$26,656	$(26,624)

        We have not amended, and we do not intend to amend, any of our previously filed Annual Reports on Form 10-K, and we do not intend to amend any of our other previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. We present restated quarterly financial information and the impact of the restatement for each of the quarters in 2006 and 2005 in Item 8. "Financial Statement and Supplementary Data—Selected Quarterly Information (Unaudited)." Subsequent to the filing of this Annual Report on Form 10-K, we will be filing our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 which contain restated financial statements for the corresponding periods in 2006.

Overview

        We are a leading supplier of NOR flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. NOR flash memory is a form of nonvolatile memory that allows electronic systems to retain information when the system is turned off. NOR flash memory is now used in hundreds of millions of consumer electronics and computing products annually.

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

        We also produce and sell other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency ICs and modules, NAND controllers and NAND-controller based memory modules.

        One of our key initiatives is the further development of our non-memory business. Our objective is to transform SST from a pure play in flash memory to become a multi-product line semiconductor company and a leading licensor of embedded flash technology. We continue to execute on our plan to derive a significant portion of our revenue from non-memory products, including embedded controllers, NAND-controller based modules, smartcard ICs and radio frequency ICs and modules. We believe non-memory products represent an area in which we have significant competitive advantages and also an area that can yield in the long run profitable revenue with higher and more stable gross margins than our memory products.

        Effective January 1, 2006, we re-evaluated how we internally review our business performance and, in turn, changed our operating segments. The new segments include Memory Products, Non-Memory Products and Technology Licensing. For other information related to our segments, see Note 17. "Segment Reporting" to our consolidated financial statements.

        In our application categories, for 2006 as compared to 2005, revenue from wireless communications increased by 36.4% while revenue from of our digital consumer applications declined by 7.9%, Internet computing applications declined by 0.71% and networking applications increased by 25.4%.

        2006 was a year of engineering achievement as we assimilated the strategic acquisitions of the past three years and laid the foundation for new product announcements in 2007. We also achieved solid execution of our operating plan as well as operating profitability through all four quarters. Though the pricing environment in the low-density flash memory market continues to be challenging, we believe that the opportunity that fueled our growth in past years continues to be significant.

        The demand for low-density NOR flash memory continues to grow at a steady pace. In 2006, we shipped more than 500 million units of memory products—representing a compound annual growth rate of 30% in the past ten years. To date, we have shipped more than three billion units in total. This continued growth has been driven by the rapid proliferation of electronic products that have been designed around microprocessors and microcontrollers. Virtually all of these products incorporates some low density NOR flash memory for code storage. In some cases, the code size for each product is also increasing as consumers demand more features and functionality. Further, as our definition of low-density continues to expand into 16, 32 and 64 Mbit densities, the addressable market for our products grows steadily. We believe we are the leading supplier to the low density market and will strive to continue our leadership for many years to come.

Outlook

        Continuing price erosion, due to a competitive pricing environment, has been our biggest challenge in the last several years and has caused revenues in our memory business to remain approximately flat since 2005 despite strong increases in our unit shipments. To combat this, we have focused much of our engineering efforts on developing higher margin, non-commodity memory and non-memory products with higher average selling prices, or ASPs, in order to drive more growth in our revenue.

        These products, which we began introducing in the fourth quarter of 2006 and which we continued to introduce over the course of 2007, we believe will have ASPs ranging from one to tens of dollars. In the non-commodity memory category, this will include serial flash in 3 volts at 32 and 64 Mbit densities, 1.8 volt products for densities up to 16Mbit and parallel flash products in 32 and 64Mbit densities. In the non-memory category, this will include NAND controllers and NAND-controller based modules, high capacity subscriber identification modules, or SIMs, with 32bit processor cores, radio frequency modules and wireless audio modules.

        In particular, we believe these higher ASP products will address key high volume applications surrounding the very high volume cell phone market and the rapidly growing HDTV market as well as significantly expand our market and allow us to participate in product areas that offer meaningful revenue growth opportunities.

Concentrations

        We derived 86.0%, 87.6% and 87.7% of our net product revenues during 2004, 2005 and 2006, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

        Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 29.1%, 27.2% and 20.1% of our net product revenues in 2004, 2005 and 2006, respectively.

        No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2004, 2005 and 2006.

        We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 34.0%, 40.3% and 48.5% of our product shipments in 2004, 2005 and 2006, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 25.1%, 18.3% and 10.3% of our product shipments to end users in 2004, 2005 and 2006, respectively.

        We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2004, 2005 and 2006, SPT serviced end customer sales accounting for 52.9%, 58.5% and 59.1% of our net product revenues recognized. As of December 31, 2004, 2005 and 2006, SPT represented 55.1%, 69.6% and 68.9% of our net accounts receivable, respectively.

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

Results of Operations
Net Revenues (in thousands)

	Year Ended
	December 31, 2004	December 31, 2005	December 31, 2006	Increase (Decrease) 2004 vs. 2005		Increase (Decrease) 2005 vs. 2006
Memory revenue	$374,553	$331,691	$350,156	$(42,862)	(11.4)%	$18,465	5.6%
Non-Memory revenue	30,178	62,405	65,285	32,227	106.8%	2,880	4.6%

Product revenue	404,731	394,096	415,441	(10,635)	(2.6)%	21,345	5.4%
Technology licensing	44,467	36,803	37,068	(7,632)	(17.2)%	233	0.6%

Total net revenues	$449,198	$430,899	$452,509	$(18,299)	(4.1)%	$21,610	5.0%

        Net revenues increased 5.0% for 2006 from 2005 primarily due to an 8.3% increase in unit shipments. Average selling prices of our products for 2006 decreased 3.1% from the same period in 2005 due to product mix and pricing pressures, particularly on serial flash and Smartcard IC products. Net revenues for 2005 decreased $18.3 million, or 4.1%, from the prior year largely as a result of a 24.5% decrease in the average selling prices of our products due to industry oversupply and heavy competition in 2005. In addition to the decrease in the average selling prices of our products in 2005, we recognized lower up-front fees from our licensees due to the timing of new license agreements and milestone completions from existing agreements.

        The following discussions are based on our reportable segments described in Note 17. of our consolidated financial statements.

Memory Products

        Memory revenue increased 5.6% for 2006 from 2005 primarily due to a 3.7% increase in unit shipments. Increased demand for wireless communication products and networking applications led to the results. Memory revenue decreased in the year ended December 31, 2005 compared to December 31, 2004 primarily due to a 26.0% decrease in the average selling prices due to product mix and price erosion due to industry oversupply and heavy competition.

Non-Memory Products

        Non-memory revenue increased 4.7% for 2006 from 2005 primarily due to a 30.8% increase in unit shipments. The increase in unit shipments was somewhat offset by a 24.5% decrease in average selling prices due to product mix and price erosion, primarily on SmartCard ICs. Non-memory revenue increased in 2005 from 2004 primarily due to a 118.0% increase in unit shipments. Average selling prices declined 3.4% during this same period.

Technology Licensing Revenue

        Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue remained relatively flat for 2006 from 2005 as a result of lower upfront fees as well as some upward fluctuation in royalties. Technology licensing revenue for 2005 compared to 2004 decreased year over year mainly due to the timing of achieving certain contractual milestone on new and existing licensees which in turn impacts the timing of the related revenue recognition. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	(as restated) 2004	(as restated) 2005	2006	Increase (Decrease) 2004 vs. 2005		Increase (Decrease) 2005 vs. 2006
Memory gross profit	$77,110	$26,277	$64,156	$(50,833)	(65.9)%	$37,879	144.2%
Memory gross margin	20.6%	7.9%	18.3%
Non-Memory gross profit	5,562	15,402	17,642	9,840	176.9%	2,240	14.5%
Non-Memory gross margin	18.4%	24.7%	27.0%

Product gross profit	82,672	41,647	81,798	(41,025)	(49.6)%	40,151	96.4%
Product gross margin	20.4%	10.6%	19.7%
Technology licensing gross profit	44,467	36,803	37,068	(7,664)	(17.2)%	265	0.7%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$127,139	$78,482	$118,866	$(48,657)	(38.3)%	$40,384	51.5%

Total gross margin	28.3%	18.2%	26.3%

        Total gross profit increased $40.4 million for 2006 compared to 2005 as we shipped a greater number of higher margin products, including embedded controllers and radio frequency ICs. This in turn benefited our total gross margin which was also favorably impacted by our continuing transition to the lower cost 0.18 and 0.25 micron die geometries. Gross profit also improved due to a $21.3 million decline in our inventory provision as compared to 2005.

        Our blended average selling prices, which take into account both product mix and selling prices decreased by 3.1% year over year, mainly due to the competitive pricing environment of low-density memory products. For 2005 compared to 2004, gross profit and gross margin decreased substantially. Industry oversupply and heavy competition in the first half of 2005 were the major contributors to the resulting in a 24.5% decrease in the average selling price of our products. In addition, we recognized lower up-front fees from our licensees due to the timing of new license agreements and milestone achievements from existing agreements.

        For other factors that could affect our gross profit, please also see Item 1A. "Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005 and 2006 and we may incur additional significant inventory valuation adjustments in the future."

Product Gross Profit

Memory products

        Gross profit for memory products increased $37.9 million for 2006 compared to 2005 largely due to a 3.7% increase in the number of units shipped, the continued transition to smaller geometries and lower write downs of inventory in 2006 as compared to 2005. For 2005 compared to 2004, we saw a $50.8 million decline in gross profit due to market softness and pricing pressures, which contributed to a 26.0% decline in ASP for our memory products during this period.

Non-memory products

        Gross profit for non-memory products increased $2.3 million in 2006 compared to 2005 as total unit shipments increased 30.8%, led by our radio frequency IC products. This was partially offset by a 24.5% decline in average selling prices which was largely a result of changes in product mix. For 2005 compared to 2004, gross profit rose $9.8 million as unit shipments more than doubled from the prior year. We expect some revenue fluctuation in non-memory business as we expect to grow and diversify our revenue and customer base.

Operating Expenses (in thousands)

Research and development

	Year Ended
	December 31,	December 31,	December 31,
	(as restated) 2004	(as restated) 2005	2006	Increase 2004 vs. 2005		Increase 2005 vs. 2006
Research and development	$46,397	$48,746	$52,969	$2,349	5.1%	$4,223	8.7%
Percent of revenue	10.3%	11.3%	11.7%

        Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

        For 2006 compared to 2005, research and development spending increased due to stock-based compensation expense of $3.8 million as a result of the implementation of SFAS No. 123(R). Accruals in profit sharing of $540,000 from increased profitability in 2006 also contributed to the increase. Research and development expenses increased 5.1% from 2004 to 2005 mainly due to a $4.0 million increase in salaries and wages related to an increase in headcount from acquisitions, partially offset by $1.8 million from the decrease of profit sharing in 2005. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Year Ended
	December 31,	December 31,	December 31,
	(as restated) 2004	(as restated) 2005	2006	Increase (Decrease) 2004 vs. 2005		Increase (Decrease) 2005 vs. 2006
Sales and marketing	$27,536	$28,544	$28,464	$1,008	3.7%	$(80)	(0.3)%
Percent of revenue	6.1%	6.6%	6.3%

        Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

        Sales and marketing expense decreased in 2006 compared to 2005 due to lower commission related expenses of $411,000 as well as lower patent expense of $648,000. These expenses were offset by stock-based compensation expense of $1.2 million. For 2005 compared to 2004, increased salaries and wages of $1.8 million were mostly offset by decreases in commission expense of $1.7 million. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Year Ended
	December 31,	December 31,	December 31,
	(as restated) 2004	(as restated) 2005	2006	Increase (Decrease) 2004 vs. 2005		Increase (Decrease) 2005 vs. 2006
General and administrative	$16,418	$22,380	$21,312	$5,962	36.3%	$(1,068)	(4.8)%
Percent of revenue	3.7%	5.2%	4.7%

        General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

        For 2006 compared to 2005, lower general and administrative expenses were due to decreased professional service fees of $1.4 million, primarily due to work associated with a tax refund project, and outside Sarbanes-Oxley-related professional services of $1.7 million. This was partially offset by stock-based compensation expenses of $2.4 million arising from of the implementation of SFAS No. 123(R) in 2006. The increase from 2004 to 2005 was largely due to increased accounting expenses and outside consulting fees of $3.2 million associated with Sarbanes-Oxley compliance work and a one-time tax consulting fees from a tax refund project. General and administrative fees also reflect increased salaries and benefits of $1.6 million related to increased headcount and increased amortization of acquired intangible assets of $1.8 million. This was partially offset by decreased bad debt expense of $1.2 million from lower provisions due to favorable historical activity. In addition to the increased expense related to SFAS No. 123(R), we anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Year Ended
	December 31, 2004	December 31, 2005	December 31, 2006	2004 vs. 2005		2005 vs. 2006
Other operating expenses	$7,375	$2,945	$—	$(4,430)	(60.1)%	$(2,945)	(100.0)%
Percent of revenue	1.6%	0.7%	0.0%

        During the second quarter of 2005, we recorded other operating expense of $2.9 million related to in-process research and development expense recognized in conjunction with the acquisitions of Actrans Systems Inc., the acquisition of the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. In 2004, these expenses were comprised of $5.9 million related to the write off of in-process research and development expense relating to the acquisition of Emosyn and G-Plus and a $1.5 million period charge related to an operating lease for an abandoned building. We incurred no other operating expenses during 2006.

Interest, Dividend and Other income and expense, net

	Year Ended
	December 31,	December 31,	December 31,
	(as adjusted) 2004	(as adjusted) 2005	2006	Increase 2004 vs. 2005		Increase 2005 vs. 2006
Other income (expense), net	$2,232	$2,270	$5,757	$38	1.7%	$3,487	153.6%
Percent of revenue	0.5%	0.5%	1.3%

        Interest, dividend and other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. For 2006 in comparison to 2005, other income rose due to greater levels of invested cash, and rising interest rates. Interest and other income increased from 2004 to 2005 primarily due to increased realized gains from the sale of some of our investments. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing of dividends on our investments.

Interest expense

	Year Ended
	December 31,	December 31,	December 31,
	(as restated) 2004	(as restated) 2005	2006	Increase 2004 vs. 2005		Increase 2005 vs. 2006
Interest expense	$—	$241	$345	$241	—	$104	43.2%
Percent of revenue	0.0%	0.1%	0.1%

        Interest expense remained relatively low as we do not have significant outstanding debt. On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit, all of which was available to us as of December 31, 2006. As of December 31, 2006, a standby letter of credit in the amount of $8.0 million was issued by to Bank of America as guarantee for a line of credit from them. As of December 31, 2006, SST China Limited, a wholly-owned owned subsidiary, has drawn RMB $24 million, or approximately $3.0 million U.S. dollars, at the interest rate of 5.02% under the Bank of America line of credit.

Equity investments

        In the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan of $225,000. We believe the chances of recovering this investment are remote. During the fourth quarter of 2006, we reviewed the carrying value of our equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, for impairment. During this review, we became aware of certain pending equity transactions at a price per share below our carrying value. We considered this impairment to be other than temporary and, accordingly, recorded an impairment charge related to GSMC of approximately $40.6 million to write down our investment to its estimated fair value.

        During 2005 and 2004 we recorded impairment charges on our equity investments of $605,000 and $509,000, respectively. During the fourth quarter of 2005, we wrote down one of our investments, Advanced Chip Engineering Technology, or ACET, since ACET issued a secondary round of equity funding at a lower per share price than our carrying value. Consequently, we recorded an impairment charge of $605,000 on our existing investment.

        During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in PTI. As of December 31, 2006, we owned 6.3 million shares of PTI.

Pro Rata Share of Loss from Equity Investments

        In September 2006, we invested an additional $15.9 million in ACET, which increased our ownership share from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our 46.9% interest in ACET's reported net income or loss each reporting period. In addition, we are required to restate prior period financial results to reflect the equity method of accounting from the date of the initial investment. The year ended December 31, 2006 and 2005 results include a charge of $3.0 million and $1.5 million, respectively, representing our share of ACET's reported net loss. In the third quarter ended September 30, 2007, we made additional cash investment of $10.3 million in ACET's common stock, along with other investing enterprises. This brought our total investment down to 38.5% of the outstanding equity of ACET at September 30, 2007. We expect to continue to record a share of pro rata share of losses for the foreseeable future. For further information, please refer to Note 8. to our consolidated financial statements.

	Year Ended
	December 31,	December 31,	December 31,
	(as adjusted) 2004	(as adjusted) 2005	2006	Increase 2004 vs. 2005		Increase 2005 vs. 2006
Pro rata share of loss from equity investments	$665	$1,543	$3,199	$878	132.0%	$1,656	107.3%

Provision for (Benefit from) Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        Our tax provision for 2006 was $7.2 million on a pre-tax loss of $10.4 million consisting primarily of U.S. income taxes and foreign withholding taxes.

        The provision for income taxes decreased to $2.4 million in 2005 from $3.9 million in 2004 primarily as a result of decrease in withholding taxes and the decrease in U.S. federal income tax. The 2005 effective rate was 10.8% and differs from the federal statutory benefit rate of (35%) primarily due to withholding taxes.

        The provision for income taxes presented for 2005 and 2004 was not affected by the restatement for stock compensation charges.

Segments

        A key objective of ours is to diversify our product offerings away from a pure play in flash memory to become a multi-product line semiconductor company and a leading licensor of embedded flash technology. As a consequence, the operating results that our chief operating decision maker reviews to make decisions about resource allocations and to assess performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with these changes and how management reviews and evaluates the operating performance of the company and accordingly, the new segments include Memory Products, Non-Memory Products and Technology Licensing.

        Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash or MPF family, the Multi-Purpose Flash Plus or MPF+ family, the Concurrent SuperFlash or CSF family, the Firmware Hub or FWH family, the Serial Flash family, the ComboMemory family, the Many-Time Programmable or MTP family, and the Small Sector Flash or SSF family.

        Our Non-Memory Products segment is comprised of all other semiconductor products including flash microcontrollers, smartcard ICs, and modules, radio frequency ICs and modules, NAND controllers and NAND-controller based modules.

        Technology Licensing includes both license fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

        We do not allocate operating expenses, interest and other income/expense, interest expense, impairment of equity investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are beneficial in evaluating segment performance.

        Prior period segment information has been reclassified to conform to the current period's presentation.

        The following table shows our product revenues and gross profit (loss) for each segment (in thousands)

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
	Revenues	(as restated) Gross Profit	Revenues	(as restated) Gross Profit	Revenues	Gross Profit
Memory	$374,553	$77,110	$331,719	$26,277	$350,156	$64,156
Non-Memory	30,178	5,562	62,377	15,370	65,285	17,642
Technology Licensing	44,467	44,467	36,835	36,835	37,068	37,068

	$449,198	$127,139	$430,899	$78,482	$452,509	$118,866

Related Party Transactions

        The following table is a summary of our related party revenues and purchases (in thousands):

	Revenues
	For the years ended December 31,
	2004	2005	2006
Silicon Technology Co., Ltd	$7,943	$3,711	$1,279
Apacer Technology, Inc. & related entities	2,359	2,180	3,087
Silicon Professional Technology Ltd	214,195	230,706	245,332
Grace Semiconductor Manufacturing Corp	156	1,577	1,480

	$224,653	$238,174	$251,178

	Purchases
	For the years ended December 31,
	2004	2005	2006
Apacer Technology, Inc. & related entities	$707	$—	$—
Grace Semiconductor Manufacturing Corp	59,278	45,373	69,153
King Yuan Electronics Company, Limited	38,248	34,882	30,550
Powertech Technology, Incorporated	14,718	15,111	16,159

	$112,951	$95,366	$115,862

        The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	Trade Accounts Receivable		Accounts Payable and Accruals
	December 31,		December 31,
	2005	2006	2005	2006
Silicon Technology Co., Ltd	$370	$136	$—	$—
Advanced Chip Engineering Technology	—	—	—	84
Apacer Technology, Inc. & related entities	237	570	—	—
Professional Computer Technology Limited	—	—	123	59
Silicon Professional Technology Ltd	53,785	44,750	846	686
Grace Semiconductor Manufacturing Corp	1,466	105	4,949	17,955
King Yuan Electronics Company, Limited	—	—	10,004	10,421
Powertech Technology, Incorporated	—	—	5,945	7,305

	$55,858	$45,561	$21,867	$36,510

        In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939,000 in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Silicon Technology's board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. At December 31, 2006, our investment, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

        In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer and customer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002. At December 31, 2006, our investment, which is carried at cost, represented 9.5% of the outstanding equity of Apacer. Our sales to the related Acer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other production subcontractors. We are not obligated to provide Apacer with any additional financing.

        In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT's board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2006. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In February 2004, we purchased $1.7 million of PCT's European convertible bonds. As of December 31, 2006, the value of the stock and convertible bond investment recorded as long-term available-for-sale is valued at $7.3 million and the restricted portion of the investment carried at cost is recorded at $769,000. At December 31, 2006 our investment represented 11.2% of the outstanding equity and 13.2% of the European convertible bonds of PCT.

        PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2004, 2005 and 2006 we paid sales commissions of $579,000, $315,000 and $364,000, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 31.3%, 38.9% and 42.6% of our product shipments in 2004, 2005 and 2006. In addition, PCT and SPAC solicited sales, for 3.3%, 2.0% and 2.0% of our shipments to end users in 2004, 2005 and 2006, respectively, for which they also earned a commission.

        PCT has established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. For the year ended December 31, 2006, we incurred $3.7 million of fees related to SPT. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

        In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company, which is a production subcontractor, for $4.6 million in cash. The investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2006. The investment was written down to $1.3 million during 2001 and is valued at $3.5 million as of December 31, 2006 based on the quoted market price. At December 31, 2006, our investment represented 0.4% of the outstanding equity of KYE. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

        In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PTI's board of directors. The investment was made in PTI in order to strengthen our relationship with PTI. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2005 and 2006.

Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested $723,000 cash in PTI shares available for sale. During the first quarter of 2006, we sold four million common shares of PTI for a net gain of $12.2 million. Please see Note 17. to our consolidated financial statements. As of December 31, 2006, the value of the remaining investment is recorded as long-term available-for-sale is valued at $26.3 million with no portion of the investment restricted and represents 1.3% of the outstanding equity of PTI. At December 31, 2005, our investment represented 1.3% of the outstanding equity of PTI. Our purchases from and sales to PTI are made at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide PTI with any additional financing.

        We invested $83.2 million in GSMC, a Cayman Islands company. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC's board of directors. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We do not have a long-term contract with Grace to supply us with products. This investment is carried at cost. During the fourth quarter of 2006, we recorded an impairment charge of $40.6 million on our existing investment. The impairment was considered to be "other-than-temporary" in nature, thus the investment value was permanently written down to its the fair value. At December 31, 2006, we owned 9.8% of the outstanding stock of GSMC.

        In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964,000 in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2005 and 2006. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133,000 cash in Insyde's convertible bonds. The stock investment was written down $509,000 during 2004. At December 31, 2006, our investment represented 6.1% of the outstanding equity and 6.3% of the convertible bonds of Insyde.

        In June 2004, we acquired a 9% interest in ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET's board of directors. During 2005, we recorded a $605,000 impairment charge related to our investment in ACET. ACET raised an additional round of equity financing at a lower per share cost than our current basis. Consequently, we determined that our investment was overvalued. Refer to Note 13 of the Consolidated Financial Statements. In September 2006, we invested an additional $15.9 million in ACET that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our 46.9% interest in ACET's reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. The December 31, 2006, 2005 and 2004 year-to-date results include charges recorded in "pro rata share of loss from equity investments" on our condensed consolidated statement of operations. Under this accounting treatment, we recorded charges of $665,000 for the year ended December 31, 2004, $1.5 million for the year ended December 31, 2005 and $3.0 million for the year ended December 31, 2006 representing our share of the losses for ACET. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007.

        In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. Nanotech, a development stage company, has a wholly owned subsidiary which is in the process of establishing foundry operations in China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Nanotech's board of directors. Tsuyoshi Taira, a member of our Board of Directors, also invested in this round of financing. During the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our investment down to zero as well as an outstanding loan for $225,000. We believe the chances of recovering this investment are remote and cannot be reasonably estimated.

        In May 2006, we acquired a 2% interest in EoNex Technologies, Inc., or EoNex, a privately held Korean company, for $3.0 million in cash. EoNex designs and manufactures wireless modem ICs and related software for various consumer devices. At December 31, 2006, our investment in EoNex remained at $3.0 million.

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
  Stock-based compensation

  •
  Accounting for income taxes

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

        Royalties received during the upgrade period under these arrangements are recognized as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. The remaining portions of the royalties are recognized ratably over the remaining portion of the upgrade period. Royalties received after the upgrade period has elapsed are recognized when reported to us which generally occurs one quarters in arrears and concurrently with the receipt of payment.

        If we make different judgments or utilize different estimates in relation to the estimated period of technology enhancement and development, the amount and timing of our license and royalty revenues could be materially affected.

        Allowance for sales returns.    We maintain an allowance for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other estimates. The allowance for sales returns was $2.0 million, $1.6 million and $1.5 million as of December 31, 2004, 2005 and 2006, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

        Allowance for doubtful accounts.    We maintain an allowance for doubtful accounts for estimated losses due to the inability of our customers to make their required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other estimates. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate additional allowances may be required. The allowance for doubtful accounts was $1.2 million, $758,000 and $112,000 as of December 31, 2004, 2005 and 2006, respectively.

        Allowance for excess and obsolete inventory and lower of cost or market.    Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and fluctuate substantially. The value of our inventory is dependent on our estimate of average future selling prices, and, if average selling prices are lower than our estimate, we may be required to reduce our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year old, which could result in additional inventory write-downs. Our allowance for excess and obsolete inventories includes an allowance for our on-hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. If we determine that market conditions are less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories and lower of cost or market reserves was $40.5 million, $51.8 million and $27.8 million as of December 31, 2004, 2005 and 2006, respectively.

        Provision for adverse purchase commitments.    We maintain a provision for adverse purchase commitments for in process orders at our vendors when we have recorded lower of cost or market valuation provision against our on-hand inventory. Once production has begun against our purchase orders, we are committed to purchasing the inventory or, if we cancel the order, we are liable for all costs incurred up to the time of cancellation. If we have written down our on-hand inventory of the ordered product for lower of cost or market valuations, we must consider the impact to in process inventory at our vendor. We evaluate our in purchase orders to determine the impact of canceling the order and the impact of purchasing the inventory at a cost higher than the estimated current market value. If we determine that market conditions become less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required when the inventory is purchased. The recorded provision for adverse purchase commitments was $8.3 million, $1.8 million and $119,000 as of December 31, 2004, 2005 and 2006, respectively.

        Warranty accrual.    Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we will replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. The recorded value of our warranty accrual was $803,000 and $298,000 as of December 31, 2005 and 2006, respectively.

        Litigation losses.    From time to time, we are also involved in legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance that shareholder class action complaints, shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future, all of which may adversely impact net income. As of December 31, 2006, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and therefore we have not booked any accrual for such costs. If additional information becomes available such that we can estimate with a reasonable degree of certainty that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, such costs or estimates could materially impact our results of operations and financial position.

        Valuation of equity investments.    We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results in these companies could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The carrying value of our equity investments was $121.7 million, $135.2 million and $113.6 million as of December 31, 2004, 2005 and 2006, respectively. We recorded impairment charges of $509,000, $605,000 and $44.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

        Investments in non-marketable equity securities are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance,

operational efficiency, and other key business success factors. In addition, depending on their future prospects and market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.

        We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee's revenue and earnings trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee's products and technologies; (c) the general market conditions in the investee's industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee's receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

        Stock-based compensation.    Effective January 1, 2006, we implemented SFAS No. 123(R) with regard to equity based compensation. As such, we began accounting for stock options and shares issued under our employee stock purchase plan or ESPP, under SFAS No. 123(R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares are estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility, and estimated life of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and we have elected to use the accelerated method. We make quarterly assessments of the adequacy of the additional paid-in capital pool, or APIC pool, to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS No. 123(R), we accounted for stock options and ESPP shares under the provisions of APB No. 25 and made pro forma footnote disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.

        We use historical volatility as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life described in the SEC's Staff Accounting Bulletin No. 107. If we determined that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

        Accounting for income taxes.    We currently maintain a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During 2005 and 2006, we maintained a full valuation allowance on our deferred tax assets. At December 31, 2004, 2005 and 2006 the valuation allowance against our deferred tax assets was $45.2 million, $49.9 million and $34.7 million, respectively.

Liquidity and Capital Resources

	Year Ended December 31, (as adjusted and restated)
	2004	2005	2006
Cash provided by (used in):
Operating activities	$(13,992)	$(16,495)	$80,901
Investing activities	$(26,012)	$52,799	$(57,740)
Financing activities	$(8,881)	$5,713	$431

        Operating activities.    The major contributing factors to our sources and uses of operating cash during 2006 were our net loss of $20.8 million, offset by a $18.0 million reduction of inventories due to changes in average levels of carried inventory and a decrease in receivables of $12.4 million as a result of payments from our customers. Net income was also affected by non-cash items in 2006, including $44.1 million of impairments charges from our write downs of GSMC and Nanotech, Inc., a $12.2 million gain on the sale of PTI shares, stock-based compensation expense of $7.9 million, depreciation and amortization expense of $10.0 million, and a $15.2 million charge to our inventory and adverse purchase commitments provision.

        Our operating activities used cash of $16.5 million for the year ended December 31, 2005. Our net loss of $26.6 million for the year included non-cash charges of $36.5 million for provision against inventory, $10.0 million of depreciation and amortization, $1.7 million for purchasing in process research and development and $2.1 million for the provision of sales returns. In addition to our net loss, the primary usage of cash related to an increase in trade accounts receivable of $20.4 million, decreased accounts payable from related and unrelated parties of $20.7 million and a decrease in accrued expenses and other liabilities of $12.4 million.

        For 2004, cash used in operating activities included an increase in inventory of $133.5 million to support increased sales activities and forecast customer demands, a $7.1 million increase in trade receivables from unrelated parties due to increased revenues and increases in other assets and deferred revenues of $3.7 million. Cash generated from operating activities included a net income of $26.7 million, a decrease in trade receivables from related parties of $8.1 million due mainly to decreased payment terms with our logistic center, SPT, an increase in related and unrelated trade accounts payable of $37.8 million due to increased purchases of inventories, and an increase in accrued expenses and other liabilities of $1.4 million. Non-cash adjustments related to a provision for excess and obsolete inventories, write down of inventory to lower of cost or market and adverse purchase commitments of $36.3 million, depreciation and amortization expense of $7.4 million, in-process research and development of $5.9 million, a provision for sales returns and doubtful accounts of $2.2 million and a $1.5 million operating lease impairment charge.

        Investing activities.    For 2006, the primary uses of cash from investing activities were $96.6 million used for the purchase of other available-for-sale instruments and $18.9 million in cash to purchase additional equity securities including $15.9 million for additional shares of ACET. In addition, we used $6.3 million during the year to purchase fixed assets. These uses of cash were partially offset by the receipt of $64.4 million in cash from the sales and maturities of available-for-sale equity investments.

        Our investing activities provided cash of $52.8 million for the year of 2005. Cash provided by investing activities in 2005 was primarily attributable to $89.0 million of cash from the net sales and maturities of available-for-sale investments, offset by the purchase of $22.0 million in available-for-sale investments, $7.4 million net cash used in the acquisition of Actrans and the acquisition of a minority interest of Emosyn, and $6.4 million in capital expenditures.

        During 2004, our investing activities used cash of $26.0 million primarily due to investments in equity securities of GSMC, ACET, Nanotech, PCT, PTI and Insyde of $33.2 million, $4.0 million, $3.8 million, $1.7 million, $723,000 and $133,000, respectively, and the acquisitions of Emosyn and G-Plus which used cash of $16.0 million and $4.6 million, respectively. Investing activities also used cash for purchases of available for sale investments and restricted cash of $47.6 million and purchases of property and equipment of $8.0 million. Sales and maturities of available for sale investments provided cash from investing activities of $91.9 million.

        Financing activities.    Cash from financing activities in 2006 related primarily to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $2.7 million offset by capital lease payments of $1.5 million and $857,000 in debt repayments.

        Our financing activities provided cash of $5.7 million during 2005. Cash generated from financing activities primarily related to the borrowing against the line of credit of $3.0 million, the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $3.7 million, partially offset by debt repayments of $439,000 and repayments on our line of credit of $575,000.

        During 2004, the repurchase of our common stock used cash of $14.9 million and the issuance of shares of common stock issued under our employee stock purchase plan and the exercise of employee stock options provided cash of $5.5 million. Repayment of loans used cash of $393,000 and minority interest capital contributions provided cash of $820,000.

        Principal sources of liquidity at December 31, 2006 consisted of $139.8 million of cash, cash equivalents, and short-term available-for-sale investments.

Contractual Obligations and Commitments

        Purchase Commitments.    As of December 31, 2006 we had outstanding purchase commitments with our foundry vendors of $20.2 million for delivery in 2007. We have recorded a liability of $119,000 for related adverse purchase commitments.

        Lease Commitments.    We have long-term, non-cancelable building lease commitments. In 2004, we recorded charges to other operating expense of $1.5 million relating to operating leases for an unoccupied building. These charges represent the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to these buildings.

        Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2006 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$2,696	$1,221	$1,475	$—	$—
Operating leases	11,640	3,562	6,793	1,015	270
Purchase commitments	20,245	20,245	—	—	—

Total	$34,581	$25,028	$8,268	$1,015	$270

Credit Facilities

        On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of December 31, 2006. The loan agreement was amended in August 2007 to mature in October 2007 as well as waive covenants, which we were in violation of, requiring us to file timely SEC documents Form 10-K for December 31, 2006 as well as Forms 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. We did not renew this line after its expiration. The line of credit was intended to be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit was 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at December 31, 2006). The line of credit was collateralized by substantially all of our assets other than intellectual property. The agreement contained certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. As of December 31, 2006, a standby letter of credit in the amount of $8.0 million was issued against the line as collateral for a line of credit with Bank of America in China. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of December 31, 2006.

        On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million U.S. dollars. This line expired and was replaced in August 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (6.21% at September 30, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. We are required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. As of September 30, 2007, SST China Limited has drawn RMB 32 million at the interest rate of 5.427%.

Off-Balance Sheet Arrangements.

        At December 31, 2005 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

  •
  the outcome of ongoing litigation.

        Please also see Item 1A. "Risk Factors—Business Risks—Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price."

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; and we determined upon adoption of this standard as of January 1, 2008 that it did not have a material impact on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated the effect of FIN No. 48 and we believe that adoption of this accounting principle will result in a decrease to our accumulated retained earnings in the first quarter of 2007 of approximately $3.2 million.

        In July 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements. Our accounting policy has been to present the above mentioned taxes on a net basis, thus they are excluded from revenues.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing what the impact of the adoption of SFAS No. 159 will be on our financial position and results of operations.

        In accordance with FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, as of December 31, 2006, we elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R). We also elected to use the "with and without" approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2005 and 2006, we recorded equity impairments of $605,000 and $44.1 million, respectively.

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of December 31, 2006 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2006, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of December 31, 2006 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$100,973	4.6%
Short-term available-for-sale investments—fixed rate	38,835	5.3%
Long-term available-for-sale investments—fixed rate	7,891	5.3%

	$147,699	4.8%

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements are included in a separate section of this Annual Report.

Supplementary Data: Selected Consolidated Quarterly Data

        The following tables present our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2006. The data for the consolidated statements of operation for the eight quarters below have been restated, as necessary to reflect the impact of the stock-based compensation adjustments as well as adjustments required by changing from the cost method of accounting for our investment in ACET to the equity method. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. "Risk Factors." The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the Explanatory Note immediately preceding Item 1. "Business" and in Note 2. "Restatement of Consolidated Financial Statements" to our consolidated financial statements of this Annual Report on Form 10-K.

        We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	As Adjusted and Restated	As Adjusted and Restated	As Adjusted and Restated	As Adjusted and Restated
	(in thousands, except per share data)
Net revenues:
Product revenues	$79,270	$84,882	$107,724	$122,220
License revenues	7,045	8,417	10,348	10,992

Total net revenues	$86,315	$93,299	$118,072	$133,212
Gross profit	$13,088	$11,238	$19,072	$35,084
Income (loss) from operations	$(10,568)	$(19,043)	$(5,663)	$11,141
Net income (loss)	$(11,178)	$(20,238)	$(5,272)	$10,064
Net income (loss) per share—basic	$(0.11)	$(0.20)	$(0.05)	$0.10
Net income (loss) per share—diluted	$(0.11)	$(0.20)	$(0.05)	$0.10
	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	As Adjusted and Restated	As Adjusted and Restated	As Restated
	(in thousands, except per share data)
Net revenues:
Product revenues	$100,303	$98,938	$107,510	$108,690
License revenues	10,228	8,791	8,508	9,541

Total net revenues	$110,531	$107,729	$116,018	$118,231
Gross profit	$33,672	$27,413	$30,310	$27,471
Income from operations	$5,402	$1,251	$6,025	$3,443
Net income (loss)	$12,145	$1,178	$5,366	$(39,466)
Net income (loss) per share—basic	$0.12	$0.01	$0.05	$(0.38)
Net income (loss) per share—diluted	$0.12	$0.01	$0.05	$(0.38)

        We recorded inventory valuation adjustments of $10.8 million, $12.9 million, $8.4 million and $5.2 million in the first, second, third and fourth quarters of 2005, respectively due to a decline in the pricing of several of our products and excess inventories. We recorded a $2.9 million charge related to in-process R&D expense involving the acquisition of Actrans and the settlement of the Atmel patent litigation case in the second quarter of 2005. In the fourth quarter of 2005, we recorded an asset impairment charge of $2.2 million relating to one of our equity investments due to a subsequent lower-priced round of equity financing by the investee.

        In the first quarter of 2006, we realized a $12.2 million gain on the sale of one of our investment in PTI. Also during the first quarter of 2006, we recorded an impairment charge of $3.5 million in our investment in Nanotech Inc. In the fourth quarter of 2006, we recorded an impairment charge of $40.6 million in our investment in GSMC. We recorded stock-based compensation expense of $2.0 million, $1.8 million, $2.3 million and $2.0 million in the first, second, third and fourth quarters of 2006, respectively. We recorded inventory valuation adjustments of $1.7 million, $6.7 million, $3.4 million and $3.0 million in the first, second, third and fourth quarters of 2006, respectively.

        The following tables reflect, as necessary, the impact of the stock-based compensation adjustments as well as adjustments required by changing from the cost method of accounting for our investment in ACET to the equity method on our previously reported Consolidated Statement of Operations and Balance Sheets.

Consolidated Statement of Operations

	Three months ended March 31, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$37,621	$—	$37,621	$—	$37,621
Product revenues—related parties	41,649	—	41,649	—	41,649
License revenues—unrelated parties	6,943	—	6,943	—	6,943
License revenues—related parties	102	—	102	—	102

Total net revenues	86,315	—	86,315	—	86,315
Cost of revenues:
Cost of revenues—unrelated parties	32,441	—	32,441	—	32,441
Cost of revenues—related parties	41,281	—	41,281	(495)	40,786

Total cost of revenues	73,722	—	73,722	(495)	73,227

Gross profit	12,593	—	12,593	495	13,088

Operating expenses:
Research and development	11,965	—	11,965	(594)	11,371
Sales and marketing	7,340	—	7,340	(142)	7,198
General and administrative	6,702	—	6,702	(1,615)	5,087

Total operating expenses	26,007	—	26,007	(2,351)	23,656

Income (loss) from operations	(13,414)	—	(13,414)	2,846	(10,568)

Interest income	306	—	306	—	306
Dividend income	21	—	21	—	21
Other income (expense), net	(126)	119	(7)	—	(7)
Interest expense	(21)	—	(21)	57	36

Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	(13,234)	119	(13,115)	3,231	(10,212)
Provision for income taxes	746	—	746	(69)	677
Minority interest	(84)	—	(84)	—	(84)

Income (loss) before pro rata share of loss from equity investments	(13,896)	119	(13,777)	3,300	(10,805)
Pro rata share of loss from equity investments	—	373	373	—	373

Net income (loss)	$(13,896)	$(254)	$(14,150)	$3,300	$(11,178)

Net income (loss) per share—basic	$(0.14)	$—	$(0.14)	$0.03	$(0.11)

Shares used in per share calculation—basic	97,820		97,820		97,820

Net income (loss) per share—diluted	$(0.14)	$—	$(0.14)	$0.03	$(0.11)

Shares used in per share calculation—diluted	97,820		97,820		97,820

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$—	$—	$—	$35	$35
Research and development	$—	$—	$—	$125	$125
Sales and marketing	$—	$—	$—	$35	$35
General and administrative	$—	$—	$—	$19	$19

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Statement of Operations

	Three months ended June 30, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$36,872	$—	$36,872	$—	$36,872
Product revenues—related parties	48,010	—	48,010	—	48,010
License revenues—unrelated parties	8,388	—	8,388	—	8,388
License revenues—related parties	29	—	29	—	29

Total net revenues	93,299	—	93,299	—	93,299
Cost of revenues:
Cost of revenues—unrelated parties	33,268	—	33,268	—	33,268
Cost of revenues—related parties	48,769	—	48,769	24	48,793

Total cost of revenues	82,037	—	82,037	24	82,061

Gross profit	11,262	—	11,262	(24)	11,238

Operating expenses:
Research and development	13,086	—	13,086	108	13,194
Sales and marketing	7,006	—	7,006	33	7,039
General and administrative	7,123	—	7,123	14	7,137
Other	2,911	—	2,911	—	2,911

Total operating expenses	30,126	—	30,126	155	30,281

Income (loss) from operations	(18,864)	—	(18,864)	(179)	(19,043)

Interest income	95	—	95	—	95
Dividend income	1,038	—	1,038	—	1,038
Other income (expense), net	(119)	140	21	—	21
Interest expense	(37)	—	(37)	(12)	(49)

Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	(17,887)	140	(17,747)	(191)	(17,938)
Provision for income taxes	1,693	—	1,693	134	1,827
Minority interest	7	—	7	—	7

Income (loss) before pro rata share of loss from equity investments	(19,587)	140	(19,447)	(325)	(19,772)
Pro rata share of loss from equity investments	—	466	466	—	466

Net income (loss)	$(19,587)	$(326)	$(19,913)	$(325)	$(20,238)

Net income (loss) per share—basic	$(0.19)	$—	$(0.19)	$(0.01)	$(0.20)

Shares used in per share calculation—basic	102,201		102,201		102,201

Net income (loss) per share—diluted	$(0.19)	$—	$(0.19)	$(0.01)	$(0.20)

Shares used in per share calculation—diluted	102,201		102,201		102,201

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$—	$—	$—	$25	$25
Research and development	$—	$—	$—	$91	$91
Sales and marketing	$—	$—	$—	$21	$21
General and administrative	$—	$—	$—	$9	$9

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Statement of Operations

	Three months ended September 30, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$40,509	$—	$40,509	$—	$40,509
Product revenues—related parties	67,215	—	67,215	—	67,215
License revenues—unrelated parties	10,319	—	10,319	—	10,319
License revenues—related parties	29	—	29	—	29

Total net revenues	118,072	—	118,072	—	118,072
Cost of revenues:
Cost of revenues—unrelated parties	34,407	—	34,407	—	34,407
Cost of revenues—related parties	64,520	—	64,520	73	64,593

Total cost of revenues	98,927	—	98,927	73	99,000

Gross profit	19,145	—	19,145	(73)	19,072

Operating expenses:
Research and development	11,770	—	11,770	77	11,847
Sales and marketing	7,178	—	7,178	17	7,195
General and administrative	5,683	—	5,683	25	5,708
Other	(16)	—	(16)	1	(15)

Total operating expenses	24,615	—	24,615	120	24,735

Income (loss) from operations	(5,470)	—	(5,470)	(193)	(5,663)

Interest income	86	—	86		86
Dividend income	575	—	575	—	575
Other income (expense), net	(290)	185	(105)	—	(105)
Interest expense	(98)	—	(98)	(10)	(108)

Income (loss) before provision for (benefit from) income taxes and pro rata share of loss from equity investments	(5,197)	185	(5,012)	(203)	(5,215)
Provision for income taxes	(403)	—	(403)	33	(370)

Income (loss) before pro rata share of loss from equity investments	(4,794)	185	(4,609)	(236)	(4,845)
Pro rata share of loss from equity investments	—	427	427	—	427

Net income (loss)	$(4,794)	$(242)	$(5,036)	$(236)	$(5,272)

Net income (loss) per share—basic	$(0.05)	$—	$(0.05)	$—	$(0.05)

Shares used in per share calculation—basic	102,677		102,677		102,677

Net income (loss) per share—diluted	$(0.05)	$—	$(0.05)	$—	$(0.05)

Shares used in per share calculation—diluted	102,677		102,677		102,677

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$—	$—	$—	$73	$73
Research and development	$—	$—	$—	$68	$68
Sales and marketing	$—	$—	$—	$16	$16
General and administrative	$—	$—	$—	$16	$16

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Statement of Operations

	Three months emded December 31, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$42,497	$—	$42,497	$—	$42,497
Product revenues—related parties	79,723	—	79,723	—	79,723
License revenues—unrelated parties	9,576	—	9,576	(1)	9,575
License revenues—related parties	1,417	—	1,417	—	1,417

Total net revenues	133,213	—	133,213	(1)	133,212
Cost of revenues:
Cost of revenues—unrelated parties	35,072	—	35,072	—	35,072
Cost of revenues—related parties	63,370	—	63,370	(314)	63,056

Total cost of revenues	98,442	—	98,442	(314)	98,128

Gross profit	34,771	—	34,771	313	35,084

Operating expenses:
Research and development	12,209	—	12,209	124	12,333
Sales and marketing	7,096	—	7,096	17	7,113
General and administrative	4,418	—	4,418	29	4,447
Other	50	—	50	—	50

Total operating expenses	23,773	—	23,773	170	23,943

Income (loss) from operations	10,998	—	10,998	143	11,141

Interest income	227	—	227	—	227
Dividend income	11	—	11	—	11
Other income (expense), net	(34)	36	2	(1)	1
Interest expense	(110)	—	(110)	(10)	(120)
Impairment of equity investments	(2,240)	1,635	(605)	—	(605)

Income (loss) before provision for (benefit from) income taxes and pro rata share of loss from equity investments	8,852	1,671	10,523	132	10,655
Provision for income taxes	412	—	412	(97)	315

Income (loss) before pro rata share of loss from equity investments	8,440	1,671	10,111	229	10,340
Pro rata share of loss from equity investments	—	277	277	(1)	276

Net income (loss)	$8,440	$1,394	$9,834	$230	$10,064

Net income (loss) per share—basic	$0.08	$0.02	$0.10	$—	$0.10

Shares used in per share calculation—basic	102,777		102,777		102,777

Net income (loss) per share—diluted	$0.08	$0.02	$0.09	$—	$0.10

Shares used in per share calculation—diluted	104,837		104,837		104,837

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$—	$—	$—	$53	$53
Research and development	$—	$—	$—	$76	$76
Sales and marketing	$—	$—	$—	$16	$16
General and administrative	$—	$—	$—	$5	$5

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Statement of Operations

	Three months ended March 31, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$38,032	$—	$38,032	$—	$38,032
Product revenues—related parties	62,271	—	62,271	—	62,271
License revenues—unrelated parties	8,850	—	8,850	—	8,850
License revenues—related parties	1,378	—	1,378	—	1,378

Total net revenues	110,531	—	110,531	—	110,531
Cost of revenues:
Cost of revenues—unrelated parties	27,815	—	27,815	88	27,903
Cost of revenues—related parties	48,803	—	48,803	153	48,956

Total cost of revenues	76,618	—	76,618	241	76,859

Gross profit	33,913	—	33,913	(241)	33,672

Operating expenses:
Research and development	15,167	—	15,167	(273)	14,894
Sales and marketing	8,161	—	8,161	(8)	8,153
General and administrative	6,037	—	6,037	(814)	5,223

Total operating expenses	29,365	—	29,365	(1,095)	28,270

Income (loss) from operations	4,548	—	4,548	854	5,402

Interest income	493	—	493	—	493
Dividend income	69	—	69	—	69
Other income (expense), net	(123)	24	(99)	—	(99)
Interest expense	(79)	—	(79)	38	(41)
Gain on sale of equity investments	12,206	—	12,206	—	12,206
Impairment of equity investments	(3,523)	—	(3,523)	—	(3,523)

Income (loss) before provision for (benefit from) income taxes and pro rata share of loss from equity investments	13,591	24	13,615	892	14,507
Provision for income taxes	2,301	—	2,301	(178)	2,123

Income (loss) before pro rata share of loss from equity investments	11,290	24	11,314	1,070	12,384
Pro rata share of loss from equity investments	—	239	239	—	239

Net income (loss)	$11,290	$(215)	$11,075	$1,070	$12,145

Net income (loss) per share—basic	$0.11	$—	$0.11	$0.01	$0.12

Shares used in per share calculation—basic	103,140		103,140		103,140

Net income (loss) per share—diluted	$0.11	$—	$0.11	$0.01	$0.12

Shares used in per share calculation—diluted	104,739		104,739	(201)	104,538

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$157	$—	$157	$43	$194
Research and development	$980	$—	$980	$71	$1,051
Sales and marketing	$260	$—	$260	$58	$318
General and administrative	$640	$—	$640	$27	$667

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Statement of Operations

	Three months ended June 30, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$40,775	$—	$40,775	$—	$40,775
Product revenues—related parties	58,163	—	58,163	—	58,163
License revenues—unrelated parties	8,791	—	8,791	—	8,791

Total net revenues	107,729	—	107,729	—	107,729
Cost of revenues:
Cost of revenues—unrelated parties	29,259	—	29,259	(14)	29,245
Cost of revenues—related parties	51,096	—	51,096	(25)	51,071

Total cost of revenues	80,355	—	80,355	(39)	80,316

Gross profit	27,374	—	27,374	39	27,413

Operating expenses:
Research and development	13,093	—	13,093	148	13,241
Sales and marketing	7,042	—	7,042	66	7,108
General and administrative	5,769	—	5,769	44	5,813

Total operating expenses	25,904	—	25,904	258	26,162

Income (loss) from operations	1,470	—	1,470	(219)	1,251
Interest income	999	—	999	—	999
Dividend income	66	—	66	—	66
Other income (expense), net	(9)	24	15	—	15
Interest expense	(57)	—	(57)	(8)	(65)

Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	2,469	24	2,493	(227)	2,266
Provision for income taxes	1,014	—	1,014	(159)	855

Income (loss) before pro rata share of loss from equity investments	1,455	24	1,479	(68)	1,411
Pro rata share of loss from equity investments	—	233	233	—	233

Net income (loss)	$1,455	$(209)	$1,246	$(68)	$1,178

Net income (loss) per share—basic	$0.01	$—	$0.01	$—	$0.01

Shares used in per share calculation—basic	103,178		103,178		103,178

Net income (loss) per share—diluted	$0.01	$—	$0.01	$—	$0.01

Shares used in per share calculation—diluted	104,529		104,529	(132)	104,397

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$153	$—	$153	$17	$170
Research and development	$792	$—	$792	$146	$938
Sales and marketing	$237	$—	$237	$68	$304
General and administrative	$583	$—	$583	$42	$625

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Statement of Operations

	Three months ended September 30, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$44,125	$—	$44,125	$—	$44,125
Product revenues—related parties	63,385	—	63,385	—	63,385
License revenues—unrelated parties	8,443	—	8,443	—	8,443
License revenues—related parties	65	—	65	—	65

Total net revenues	116,018	—	116,018	—	116,018
Cost of revenues:
Cost of revenues—unrelated parties	32,481	—	32,481	(8)	32,473
Cost of revenues—related parties	53,250	—	53,250	(15)	53,235

Total cost of revenues	85,731	—	85,731	(23)	85,708

Gross profit	30,287	—	30,287	23	30,310

Operating expenses:
Research and development	12,313	—	12,313	(280)	12,033
Sales and marketing	6,829	—	6,829	31	6,860
General and administrative	5,437	—	5,437	(45)	5,392
Other (Note 5 and Note 12)	—	—	—	—	—

Total operating expenses	24,579	—	24,579	(294)	24,285

Income (loss) from operations	5,708	—	5,708	317	6,025

Interest income	1,249	—	1,249	—	1,249
Dividend income	1,197	—	1,197	—	1,197
Other income (expense), net	114	—	114	—	114
Interest expense	(111)	—	(111)	(6)	(117)
Gain on sale of equity investments	—	—	—	—	—
Impairment of equity investments	—	—	—	—	—

Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	8,157	—	8,157	311	8,468
Provision for income taxes	2,800	—	2,800	(312)	2,488
Minority interest	—	—	—	—	—

Income (loss) before pro rata share of loss from equity investments	5,357	—	5,357	623	5,980
Pro rata share of loss from equity investments	614	—	614	—	614

Net income (loss)	$4,743	$—	$4,743	$623	$5,366

Net income (loss) per share—basic	$0.05	$—	$0.05	$—	$0.05

Shares used in per share calculation—basic	103,495		103,495		103,495

Net income (loss) per share—diluted	$0.05	$—	$0.05	$—	$0.05

Shares used in per share calculation—diluted	104,732		104,732	(59)	104,673

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Stock Compensation Charges By Funtional Area:
Cost of revenues	$159	$—	$159	$(1)	$160
Research and development	$1,195	$—	$1,195	$(298)	$897
Sales and marketing	$309	$—	$309	$27	$336
General and administrative	$665	$—	$665	$(54)	$611

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Balance Sheet

	March 31, 2005	Adjustment(1)	March 31, 2005	Adjustment(2)	March 31, 2005
	(As previously reported)		(As adjusted)		(As adjusted and restated)
ASSETS
Current assets:
Cash and cash equivalents	$30,186	$—	$30,186	$—	$30,186
Short-term available-for-sale investments	45,030	—	45,030	—	45,030
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	23,194	—	23,194	—	23,194
Trade accounts receivable-related parties	22,596	—	22,596	—	22,596
Inventories, net	176,194	—	176,194	113	176,307
Other current assets	14,521	—	14,521	—	14,521

Total current assets	311,721	—	311,721	113	311,834

Property and equipment, net	16,132	—	16,132	—	16,132
Long-term available-for-sale investments	27,092	—	27,092	—	27,092
Equity investments, GSMC	83,150	—	83,150	—	83,150
Equity investments, others	15,563	(826)	14,737	—	14,737
Goodwill	15,600	—	15,600	—	15,600
Intangible assets, net	9,041	—	9,041	—	9,041
Other assets	3,719	—	3,719	—	3,719

Total assets	$482,018	$(826)	$481,192	$113	$481,305

LIABILITIES
Current liabilities:
Notes payable, current portion	$372	$—	$372	$—	$372
Borrowing under line of credit facility	—	—	—	—	—
Trade accounts payable-unrelated parties	44,292	—	44,292	—	44,292
Trade accounts payable-related parties	40,005	—	40,005		40,005
Accrued expenses and other liabilities	23,023	—	23,023	4,033	27,056
Deferred revenue	2,566	—	2,566	—	2,566

Total current liabilities	110,258	—	110,258	4,033	114,291

Other liabilities	1,958	—	1,958	—	1,958

Total liabilities	112,216	—	112,216	4,033	116,249

Minority interest	2,115	—	2,115	—	2,115
SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—	—	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 97,860 shares at March 31, 2005	360,208	—	360,208	(15,440)	344,768
Additional paid-in capital	—	—	—	53,740	53,740
Unearned stock-based compensation	—	—	—	(507)	(872)
Accumulated other comprehensive income	20,511	—	20,511	—	20,511
Retained earnings (accumulated deficit)	(13,032)	(826)	(13,858)	(41,348)	(55,206)

Total shareholders' equity	367,687	(826)	366,861	(3,920)	362,941

Total liabilities and shareholders' equity	$482,018	$(826)	$481,192	$113	$481,305

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Balance Sheet

	June 30, 2005	Adjustment(1)	June 30, 2005	Adjustment(2)	June 30, 2005
	(As previously reported)		(As adjusted)		(As adjusted and restated)
ASSETS
Current assets:
Cash and cash equivalents	$46,879	$—	$46,879	$—	$46,879
Short-term available-for-sale investments	3,309	—	3,309	—	3,309
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	19,032	—	19,032	—	19,032
Trade accounts receivable-related parties	28,766	—	28,766	—	28,766
Inventories, net	159,605	—	159,605	106	159,711
Other current assets	13,753	—	13,753	—	13,753

Total current assets	271,344	—	271,344	106	271,450

Property and equipment, net	17,025	—	17,025	—	17,025
Long-term available-for-sale investments	33,401	—	33,401	—	33,401
Equity investments, GSMC	83,150	—	83,150	—	83,150
Equity investments, others	14,906	(1,151)	13,755	—	13,755
Goodwill	29,916	—	29,916	—	29,916
Intangible assets, net	13,775	—	13,775	—	13,775
Other assets	4,842	—	4,842	—	4,842

Total assets	$468,359	$(1,151)	$467,208	$106	$467,314

LIABILITIES
Current liabilities:
Notes payable, current portion	$264	$—	$264	$—	$264
Borrowing under line of credit facility	—	—	—	—	—
Trade accounts payable-unrelated parties	37,944	—	37,944	—	37,944
Trade accounts payable-related parties	31,865	—	31,865	—	31,865
Accrued expenses and other liabilities	24,811	—	24,811	4,212	29,023
Deferred revenue	2,960	—	2,960	—	2,960

Total current liabilities	97,844	—	97,844	4,212	102,056

Other liabilities	1,871	—	1,871	—	1,871

Total liabilities	99,715	—	99,715	4,212	103,927

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—	—	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 102,251 shares at June 30, 2005	374,968	—	374,968	(15,441)	359,527
Additional paid-in capital	—	—	—	53,671	53,671
Unearned stock-based compensation	—	—	—	(664)	(664)
Accumulated other comprehensive income	26,296	—	26,296	—	26,296
Retained earnings (accumulated deficit)	(32,620)	(1,151)	(33,771)	(41,672)	(75,443)

Total shareholders' equity	368,644	(1,151)	367,493	(4,106)	363,387

Total liabilities and shareholders' equity	$468,359	$(1,151)	$467,208	$106	$467,314

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Balance Sheet

	September 30, 2005	Adjustment(1)	September 30, 2005	Adjustment(2)	September 30, 2005
	(As previously reported)		(As adjusted)		(As adjusted and restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,018	$—	$45,018	$—	$45,018
Short-term available-for-sale investments	1,560	—	1,560	—	1,560
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	21,266	—	21,266	—	21,266
Trade accounts receivable-related parties	53,015	—	53,015	—	53,015
Inventories, net	123,730	—	123,730	49	123,779
Other current assets	13,064	—	13,064	—	13,064

Total current assets	257,653	—	257,653	49	257,702

Property and equipment, net	17,058	—	17,058	—	17,058
Long-term available-for-sale investments	34,229	—	34,229	—	34,229
Equity investments, GSMC	83,150	—	83,150	—	83,150
Equity investments, others	15,238	(1,394)	13,844	—	13,844
Goodwill	30,089	—	30,089	—	30,089
Intangible assets, net	12,725	—	12,725	—	12,725
Other assets	4,778	—	4,778	—	4,778

Total assets	$454,920	$(1,394)	$453,526	$49	$453,575

LIABILITIES
Current liabilities:
Notes payable, current portion	$153	$—	$153	$—	$153
Borrowing under line of credit facility	3,000	—	3,000	—	3,000
Trade accounts payable-unrelated parties	40,550	—	40,550	—	40,550
Trade accounts payable-related parties	22,467	—	22,467	—	22,467
Accrued expenses and other liabilities	17,114	—	17,114	4,275	21,389
Deferred revenue	3,826	—	3,826	—	3,826

Total current liabilities	87,110	—	87,110	4,275	91,385

Other liabilities	1,627	—	1,627	—	1,627

Total liabilities	88,737	—	88,737	4,275	93,012

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—	—	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 102,692 shares at September 30, 2005	376,653	—	376,653	(15,440)	361,213
Additional paid-in capital	—	—	—	53,714	53,714
Unearned stock-based compensation	—	—	—	(591)	(591)
Accumulated other comprehensive income	26,943	—	26,943	—	26,943
Retained earnings (accumulated deficit)	(37,413)	(1,394)	(38,807)	(41,909)	(80,716)

Total shareholders' equity	366,183	(1,394)	364,789	(4,226)	360,563

Total liabilities and shareholders' equity	$454,920	$(1,394)	$453,526	$49	$453,575

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Balance Sheet

	March 31, 2006	Adjustment(1)	March 31, 2006	Adjustment(2)	March 31, 2006
	(As previously reported)		(As adjusted)		(As adjusted and restated)
ASSETS
Current assets:
Cash and cash equivalents	$95,100	$—	$95,100	$—	$95,100
Short-term available-for-sale investments	12,164	—	12,164	—	12,164
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	17,548	—	17,548	—	17,548
Trade accounts receivable-related parties	37,413	—	37,413	—	37,413
Inventories, net	104,541	—	104,541	69	104,610
Other current assets	13,222	—	13,222	—	13,222

Total current assets	279,988	—	279,988	69	280,057

Property and equipment, net	19,552	—	19,552	—	19,552
Long-term available-for-sale investments	25,156	—	25,156	—	25,156
Equity investments, GSMC	83,150	—	83,150	—	83,150
Equity investments, others	9,640	(215)	9,425	—	9,425
Goodwill	29,637	—	29,637	—	29,637
Intangible assets, net	10,920	—	10,920	—	10,920
Other assets	4,778	—	4,778	—	4,778

Total assets	$462,821	$(215)	$462,606	$69	$462,675

LIABILITIES
Current liabilities:
Notes payable, current portion	$218	$—	$218	$—	$218
Borrowing under line of credit facility	3,000	—	3,000	—	3,000
Trade accounts payable-unrelated parties	34,362	—	34,362	—	34,362
Trade accounts payable-related parties	17,244	—	17,244	—	17,244
Accrued expenses and other liabilities	20,333	—	20,333	2,694	23,027
Deferred revenue	3,554	—	3,554	—	3,554

Total current liabilities	78,711	—	78,711	2,694	81,405

Other liabilities	2,294	—	2,294	—	2,294

Total liabilities	81,005	—	81,005	2,694	83,699

SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—	—	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 103,153 shares at March 31, 2006	380,335	—	380,335	(17,478)	362,857
Additional paid-in capital	—	—	—	55,460	55,460
Accumulated other comprehensive income	19,165	—	19,165	—	19,165
Retained earnings (accumulated deficit)	(17,684)	(215)	(17,899)	(40,607)	(58,506)

Total shareholders' equity	381,816	(215)	381,601	(2,625)	378,976

Total liabilities and shareholders' equity	$462,821	$(215)	$462,606	$69	$462,675

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Balance Sheet

	June 30, 2006	Adjustment(1)	June 30, 2006	Adjustment(2)	June 30, 2006
	(As previously reported)		(As adjusted)		(As adjusted and restated)
ASSETS
Current assets:
Cash and cash equivalents	$87,798	$—	$87,798	$—	$87,798
Short-term available-for-sale investments	28,371		28,371	—	28,371
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	21,356		21,356	—	21,356
Trade accounts receivable—related parties	37,969		37,969	—	37,969
Inventories, net	94,433		94,433	125	94,558
Other current assets	13,194		13,194	—	13,194

Total current assets	283,121	—	283,121	125	283,246

Property and equipment, net	17,675		17,675	—	17,675
Long-term available-for-sale investments	22,500		22,500	—	22,500
Equity investments, GSMC	83,150		83,150	—	83,150
Equity investments, others	12,636	(424)	12,212	—	12,212
Goodwill	29,637		29,637	—	29,637
Intangible assets, net	11,545		11,545	—	11,545
Other assets	7,098		7,098	—	7,098

Total assets	$467,362	$(424)	$466,938	$125	$467,063

LIABILITIES
Current liabilities:
Notes payable, current portion	$218	$—	$218	$—	$218
Borrowing under line of credit facility	3,000		3,000	—	3,000
Trade accounts payable—unrelated parties	32,340		32,340	—	32,340
Trade accounts payable—related parties	21,791		21,791	—	21,791
Accrued expenses and other liabilities	21,552		21,552	2,546	24,098
Deferred revenue	4,090		4,090	—	4,090

Total current liabilities	82,991	—	82,991	2,546	85,537

Other liabilities	1,880		1,880	—	1,880

Total liabilities	84,871	—	84,871	2,546	87,417

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares
Issued and outstanding: none	—	—	—	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 103,193 shares at June 30, 2006	382,203	—	382,203	(19,243)	362,960
Additional paid-in capital		—	—	57,497	57,497
Accumulated other comprehensive income	16,517	—	16,517	—	16,517
Retained earnings (accumulated deficit)	(16,229)	(424)	(16,653)	(40,675)	(57,328)

Total shareholders' equity	382,491	(424)	382,067	(2,421)	379,646

Total liabilities and shareholders' equity	$467,362	$(424)	$466,938	$125	$467,063

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Consolidated Balance Sheet

	September 30, 2006	Adjustment(1)	September 30, 2006
	(As previously reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$85,056	$—	$85,056
Short-term available-for-sale investments	37,945	—	37,945
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	19,392	—	19,392
Trade accounts receivable-related parties	43,162	—	43,162
Inventories, net	86,109	144	86,253
Other current assets	12,711	—	12,711

Total current assets	284,375	144	284,519

Property and equipment, net	18,264	—	18,264
Long-term available-for-sale investments	23,998	—	23,998
Equity investments, GSMC	83,150	—	83,150
Equity investments, others	27,360	—	27,360
Goodwill	29,637	—	29,637
Intangible assets, net	10,833	—	10,833
Other assets	2,083	—	2,083

Total assets	$479,700	$144	$479,844

LIABILITIES
Current liabilities:
Notes payable, current portion	$—	$—	$—
Borrowing under line of credit facility	3,032	—	3,032
Trade accounts payable—unrelated parties	22,638	—	22,638
Trade accounts payable—related parties	33,906	—	33,906
Accrued expenses and other liabilities	22,053	2,267	24,320
Deferred revenue	4,209	—	4,209

Total current liabilities	85,838	2,267	88,105

Other liabilities	2,159	—	2,159

Total liabilities	87,997	2,267	90,264

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares
Issued and outstanding: none	—	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 103,561 shares at September 30, 2006	385,687	(21,571)	364,116
Additional paid-in capital		59,500	59,500
Accumulated other comprehensive income	17,926	(1)	17,925
Retained earnings (accumulated deficit)	(11,910)	(40,051)	(51,961)

Total shareholders' equity	391,703	(2,123)	389,580

Total liabilities and shareholders' equity	$479,700	$144	$479,844

(1)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Chairman of Audit Committee Review into Past Option Grants and Practices and Restatement

        In March 2007, the Board of Directors of SST initiated a voluntary review of SST's historical stock option grant practices covering the time from SST's initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began approximately March 15, 2007.

        The Chairman's review was substantially completed on October 20, 2007 when the Chairman reported his findings to the Board of Directors. The review covered all option grants during the period from SST's initial public offering in November 1995 through 2007. As part of his review, the Chairman determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date is the date on which the related compensation cost for an option is determined granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option's exercise price.

        Based on the findings of the Chairman, there were a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use of certain date selection methods, from 1997 through mid-2002, discussed below which resulted in grantees receiving options with stated exercise prices lower than the market prices on the measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with respect to new hire, merit, and promotion grants and have generally granted and priced our stock options for new hires, merits and promotions in an objective and consistent manner since that time.

        From 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances as discussed further below. The Chairman found that since 2005, our process of approval, review, and recording of company-wide, retention based stock options was improved. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

        In accordance with APB No. 25 (intrinsic value method), with respect to periods through December 31, 2005, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 1, 2006 we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R).

        As a result of the measurement date errors identified from the Chairman's review, for all periods through 2005, we have recorded aggregate non-cash stock-based compensation charges of $38.8 million, associated payroll tax charges of $4.3 million and a related income tax benefit of $1.0 million. These charges were based primarily on APB No. 25 (intrinsic value method) charges and associated payroll taxes of $4.3 million on a pre-tax basis. We have amortized a substantial portion of these charges on a straight line basis to expense during 1997 to 2005. If an option is forfeited prior to vesting, we reverse both the charges amortized to expense in prior periods as well as any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges based on APB 25 (intrinsic value method). As of December 31, 2005, the remaining APB 25 (intrinsic value method) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $558,000. For further information, please refer to Item 7. "Management's Discussion and Analysis" and Note 2. to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2006.

        As a result of the findings of the Chairman, we concluded that we needed to restate our consolidated financial statements for the years ended December 31, 2004 and 2005 and the related disclosures. We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Subsequent to the filing of this Annual Report on Form 10-K, we will be filing our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 which contain restated financial statements for the corresponding periods for 2006.

        The Chairman carefully considered the involvement of current members of management and the board of directors in the stock option grant process and concluded that they were either unaware of the methods by which the exercise price for such options was determined and/or that such exercise price would have a financial statement impact. The Chairman did not reach any conclusions regarding former members of management. There is evidence, however, that a former non-management employee was aware of the methods by which the exercise price of such options was determined and that this employee may have been aware that the use of such methods was improper.

Management's Consideration of the Restatement

        In evaluating the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2006, management considered, among other things, the control deficiencies related to accounting for stock based compensation and the control environment. Management also considered the conclusions of the Chairman, following an extensive review of our past and current stock option grants and practices, that: (a) our new hire, promotion and merit option grant practices had improved significantly since mid-2002; (b) our approval and review process for Company-wide, retention based stock option grants has improved significantly since 2005, and (c) no errors were determined to have occurred after 2005. These control deficiencies resulted in the need to restate our previously-issued financial statements as disclosed in Note 2. "Restatement of Consolidated Financial Statements" to our consolidated financial statements. Management has concluded that the control deficiencies that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006 because management determined that as of December 31, 2006 there were effective controls designed and operating to prevent or detect a material misstatement of our financial statements.

        Specifically, since mid-2002 with respect to new hire, promotion, and merit grants and 2005 with respect to other types of grants, SST has implemented new policies and processes to provide greater internal control over stock option grant approvals, including:

  •
  improved procedures related to the administration of option grants related to newly-hired employees and employees receiving promotion or merit grants, specifically that all such grants occur on the last trading day of each month;

  •
  hiring of additional qualified personnel in the areas of financial accounting and reporting; and

  •
  increased documentation and testing of key controls in the area of stock administration, including controls based in processes driven by our human resource department.

        Management has concluded, therefore, that the control deficiencies related to the accounting for stock based compensation that resulted in the restatement of the previously issued financial statements were remediated as of December 31, 2006.

Chairman of Audit Committee's Recommended Further Measures Regarding Stock Option Grants

        The Chairman noted that management had significantly improved our stock option grant practices since 2002. However, the Chairman has recommended the following best practices, which we intend to adopt, in light of the review of our historical stock option grant processes:

  •
  establish pre-determined grant dates for all stock option grants made by SST;

  •
  enhance processes surrounding company-wide annual grants, especially pertaining to advanced planning, approval timelines, documentation and communication;

  •
  the Compensation Committee should establish stock option grant budgets and guidelines on no less than an annual basis, to be reviewed on a semi-annual basis to achieve a high level of objectivity in the determination of stock option grants made to all employees;

  •
  the Compensation Committee should be provided with enhanced support to ensure its monitoring of the compliance by the Company with the Compensation Committee's guidelines, the applicable stock plan terms and conditions, and the related accounting for stock option grants;

  •
  our management should report quarterly to the Chairman regarding our stock option grant practices, including compliance with internal procedures, proper accounting principles, and applicable disclosure requirements;

  •
  improve documentation of option grant approvals and approved grants promptly entered into our financial records and stock option database;

  •
  continuous training of our stock administration personnel; and

  •
  increase review of our stock option grant plans and approval processes and documentation by our legal counsel.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective because of the material weakness described below in Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        At December 31, 2006, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2006.

        Because of the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan for Material Weakness

        We had previously determined that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We believe OSFM once completely implemented will provide the basis for the development of adequate controls over inventory. However, we have currently not completed our review and evaluation of the new system and the inventory controls surrounding OSFM.

        In addition we plan to review the adequacy of our staffing and the technical knowledge and experience of our current staff as well as to improve the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

        Except as discussed above, there was no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The following table lists the names, ages and positions of our executive officers and members of the Board of Directors as of January 1, 2008. There are no family relationships between any executive officer or member of the Board of Directors of SST. Executive officers serve at the discretion of our Board of Directors.

Name	Age	Position
Bing Yeh	57	President, Chief Executive Officer and Chairman of the Board
Yaw Wen Hu	58	Executive Vice President, Chief Operating Officer and Director
Derek J. Best	56	Senior Vice President, Sales and Marketing
Michael S. Briner	60	Senior Vice President, Application Specific Product Group
Chen Tsai	55	Senior Vice President, Worldwide Backend Operations
Paul S. Lui	57	Senior Vice President, Standard and Special Product Group
Tsuyoshi Taira(1)(2)(3)	68	Director
Yasushi Chikagami(2)(3)	68	Director
Ronald Chwang(1)(2)(3)	59	Director
Terry M. Nickerson(1)(2)(3)	68	Director
Edward Yao-Wu Yang(2)	57	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

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

        Derek J. Best joined us in June 1997 as Vice President of Sales and Marketing. In June 2000 he was promoted to Senior Vice President, Sales & Marketing. Prior to joining SST he worked for Micromodule Systems, a manufacturer of high-density interconnect technology, as vice president marketing and sales world wide from 1992 to 1996. From 1987 to 1992 he was a co-founder and owner of Mosaic Semiconductor, a SRAM and module semiconductor company. Mr. Best holds an Electrical Engineering degree from Portsmouth University in England.

        Michael S. Briner joined us as Vice President, Design Engineering in November 1997, and became Vice President, Products during 1999. He was promoted to Senior Vice President of Application Specific Product Group in February 2001. From 1993 to 1997, he served as vice president of design engineering for Micron Quantum Devices, Inc., a subsidiary of Micron Technology, Inc., chartered to develop and manufacture flash memory products. From 1986 through 1992, he served as director of design engineering for the Nonvolatile Division of Advanced Micro Devices, Inc. In this position, he was instrumental in helping AMD become a major nonvolatile memory manufacturer. Mr. Briner holds a B.S. in Electrical Engineering from the University of Cincinnati.

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

        Paul S. Lui joined us as Vice President and General Manager of the Linvex Product Line in June 1999 and became Vice President, Special Product Group in June 2001. In May 2006, he was promoted to Senior Vice President, Standard and Special Product Group. From 1994 to 1999, he was the president and founder of Linvex Technology Corporation. From 1987 to 1994, he was the president and chief executive officer of Macronix, Inc. From 1981 to 1985, he served as group general manager at VLSI Technology, Inc. where he was responsible for transferring that company's technology to Korea. In addition, Mr. Lui has held senior engineering positions at the Synertek Division of Honeywell and McDonnell Douglas. Mr. Lui holds an M.S.E.E. degree from University of California, Berkeley and a B.S. degree in Electrical Engineering and Mathematics from California Polytechnic State University, San Luis Obispo.

        Tsuyoshi Taira has been a member of our Board of Directors since July 1993. Since 1996, Mr. Taira has served as Chief Executive Officer of Tazan International Inc., a venture capital and management consultancy firm. From 1986 to 1993, he was President of Sanyo Semiconductor Corporation. From 1993 to 1996, Mr. Taira served as Chairman of Sanyo Semiconductor Corporation. He currently serves on the Board of Directors of several private companies. Mr. Taira received an Honorary Doctor of Humanities from Newport Asia Pacific University and holds a B.S. in Electrical Engineering from Tokyo Metropolitan University.

        Yasushi Chikagami has been a member of our Board of Directors since September 1995. In 1979, he co-founded GVC Corporation in Taiwan, a leading modem and wireless mobile phone manufacturer, which was acquired by Lite-On IT Corporation in 1991. Mr. Chikagami currently serves on the Boards of several technology companies. He has been the Chairman of Arise Corporation, operating in Taiwan, since March 1992. Mr. Chikagami founded and has served as Chairman of Arise, Inc., operating in Japan, since 2000. He also serves on the Board of ANDevices, Inc., Arima Display Corporation, Everlight Chemical Industrial Corporation and Trident Microsystems, Inc., and Syntax-Brillian Corporation. Mr. Chikagami holds a B.S. in Agricultural Engineering from National Taiwan University and an M.S. in Engineering from the University of Tokyo.

        Ronald Chwang, Ph.D., has been a member of our Board of Directors since June 1997. Since 1997, Dr. Chwang has been the Chairman and President of iD Ventures America, a venture capital management company (formerly known as Acer Technology Ventures) under the iD SoftCapital Group. Dr. Chwang also serves on the Board of Directors of iRobot Corporation. From 1986 to 1997, Dr. Chwang was with various Acer entities, serving in executive positions leading business units engaged in ASIC products, computer peripherals, and enterprise server system. From 1992 to 1997, he was President and Chief Executive Officer of Acer America Corporation. Before joining the Acer entities, Dr. Chwang worked in development and management positions at Intel and Bell Northern Research. Dr. Chwang holds a B.Eng. (with honors) in Electrical Engineering from McGill University in Montreal, Canada and a Ph.D. in Electrical Engineering from the University of Southern California.

        Terry M. Nickerson has been a member of our Board of Directors since April 2005. From 2000 to 2005, Mr. Nickerson served as the Senior Vice President of Finance and Chief Financial Officer of ATI Technologies, Inc., a semiconductor manufacturer. From 1988 to 1990, he served as Chief Financial Officer of Northern Telecom Ltd. While with Northern Telecom, he was also President of Northern Telecom Electronics, a subsidiary responsible for Northern Telecom's ASIC and Printed Circuit Board manufacturing. Mr. Nickerson spent over 18 years at IBM primarily in Finance and Planning roles. He was also General Manager of the IBM plant in Don Mills, Ontario, which later became Celestica Inc. While with both IBM and Northern Telecom, he served on international assignments covering Asia, Europe, and Latin America. Mr. Nickerson is also a director of Miranda Technologies Inc. and Tundra Semiconductor Corporation. Mr. Nickerson has a B.Sc. in Metallurgy Engineering from Queen's University and a M.B.A. from Harvard University.

        Edward Yao-Wu Yang has been a member of our Board of Directors since October, 2007. From 1998 to 2005, Mr. Yang served as Vice President and Chief Technology Officer of the Personal Systems Group of the Hewlett-Packard Company, a hardware and software technology company. From 1995 to 1998, Mr. Yang served as Group R&D Manager for the Personal Systems Group of the Hewlett-Packard Company. Mr. Yang holds a B.S. in Electrical Engineering from the National Cheng-Kung University (Taiwan) and an M.S. in Electrical Engineering from Oregon State University.

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

        To our knowledge, based solely on a review of such reports furnished to us, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Conduct

        We have adopted the Silicon Storage Technology, Inc. Code of Conduct that applies to all of our officers, directors and employees. The Code of Conduct is available on our website at http://www.sst.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any of our executive officers or directors, we will promptly disclose the nature of the amendment or waiver on our website.

Identification of Audit Committee and Financial Expert

        Three directors currently comprise the Audit Committee: Messrs. Taira and Nickerson and Dr. Chwang. The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has determined that Mr. Nickerson qualifies as an "audit committee financial expert," as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Nickerson's level of knowledge and experience based on a number of factors, including his formal education and experience as Chief Financial Officer of both Northern Telecom Ltd. and ATI Technologies Inc.

Board of Directors Nomination Procedures

        The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of SST, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our shareholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of SST and the long-term interests of shareholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and SST, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews such directors' overall service to SST during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors' independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee must be independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates' qualifications and then selects a nominee for recommendation to the Board by majority vote. During 2007, the Nominating and Corporate Governance Committee engaged Egon Zehnder International, a third-party recruiting firm, to assist it in the process of identifying and evaluating new director candidates. Egon Zehnder International identified Mr. Yang as a potential director candidate.

        The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a shareholder or not. Shareholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1171 Sonora Court, Sunnyvale, California 94086, attention: Nominating and Corporate Governance Committee, generally at least 120 days prior to the anniversary date of the last annual meeting of shareholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and a representation that the nominating shareholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. To date, the Nominating and Corporate Governance Committee has not received a timely director nominee from a shareholder or shareholders holding more than 5% of our voting stock.

Shareholder Communications with the Board of Directors

        The Board of Directors has adopted a formal process by which shareholders may communicate with the Board of Directors or any of its directors. Shareholders who wish to communicate with the Board of Directors may do so by sending written communications addressed to our Corporate Secretary at 1171 Sonora Court, Sunnyvale, California 94086. All communications will be compiled by our Corporate Secretary and submitted to the Board of Directors or the individual directors on a periodic basis. If no particular director is named, letters will be forwarded, depending on the subject matter, to the Chair of the Audit, Compensation, or Nominating and Corporate Governance Committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        The primary goals of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives' incentives with shareholder value creation by implementing a cash incentive program designed to reward the achievement of corporate and individual objectives that promote growth in our business and, to a lesser extent historically, equity compensation. To achieve these goals, our Compensation Committee recommends executive compensation packages to our Board of Directors that are generally based on a mix of salary, cash incentive payments and equity awards. In addition, the Compensation Committee has the ability at any time to modify our compensation programs in response to market conditions. Our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

        Our compensation philosophy is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward these individuals fairly, and to retain those individuals who continue to meet our high expectations and support the achievement of our business objectives. In this regard, during 2006, our compensation program was designed to:

  •
  reward employees and executives for our overall performance and for the achievement of departmental and individual goals and responsibilities;

  •
  attract and retain talented individuals who are capable of leading us in achieving our business objectives in an industry characterized by competitiveness, growth and a challenging business environment; and

  •
  provide a balanced focus on near term and long term results.

        The objectives of our compensation program are to:

  •
  align compensation with our business objectives and individual performance;

  •
  motivate and reward high levels of performance;

  •
  recognize and reward the achievement of team and individual goals; and

  •
  enable us to attract, retain and reward officers who contribute to our long-term success.

        Our officer compensation philosophy is to tie a significant portion of our compensation to our performance and attainment of team and individual goals and objectives by our officers and is based on the following:

  •
  The Compensation Committee regularly compares our officer compensation practices with those of other companies in the semiconductor industry and other technology-related industries and sets our compensation guidelines based on this review. Our base annual salaries for our officers are on average in the 50th percentile of those paid to officers of companies with comparable revenue targets in the semiconductor and technology industries. The Compensation Committee seeks, however, to provide our officers with opportunities for higher compensation through cash bonuses, profit sharing and stock options which, when we are profitable, places total compensation in the 50th percentile of comparable companies. Due to our recent stock performance, on average our executive compensation is generally below the 25th percentile of comparable companies. Prior to 2007, we did not have any formal short-term incentive plan or targets.

  •
  The Compensation Committee believes that an officer compensation program that ties profit sharing awards to performance and achievement of our stated goals serves both as an influential motivator to its officers and as an effective instrument for aligning their interests with those of our shareholders.

  •
  The Compensation Committee also believes that a substantial portion of the compensation of our officers should be linked to the success of our common stock in the marketplace. The linkage is achieved through our stock option program, which also serves to more fully align the interests of management with those of our shareholders.

        Annual compensation for our executive officers consists of four principal elements: salary, cash bonus, profit sharing and stock options.

        The Compensation Committee sets the base annual salary and levels of compensation for executive officers by reviewing compensation for comparable positions in the market and the historical compensation levels of our officers. Currently, the base annual salaries of our officers are at levels which the Compensation Committee believes are generally in the low to mid-range of those of officers of companies with which we compare ourselves. The Compensation Committee members participate in the deliberations of the annual salaries for all officers. Increases in annual salaries are based on a review and evaluation of officer salary levels and the demonstrated capabilities of the officers in managing the key aspects of a fabless semiconductor company, including:

  •
  corporate partnering, patent strategy and technology collaborations;

  •
  research and development;

  •
  market development and market penetration;

  •
  financial matters, including attracting capital and financial planning; and

  •
  human resources.

Role of Our Compensation Committee

        Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies. Our Compensation Committee was appointed by our Board of Directors, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) and "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is comprised of Messrs. Taira, Chikagami, Nickerson and Yang and Dr. Chwang, and was chaired in 2006 and by Mr. Taira. Mr. Yang assumed chairmanship in the fourth quarter of 2007.

        Our Compensation Committee has taken the following steps to ensure that our executive compensation and benefit programs are consistent with our compensation philosophy:

  •
  evaluated our compensation practices and assisted in developing and implementing the executive compensation program and philosophy;

  •
  developed recommendations with regard to executive compensation structures based on publicly available data relating to the compensation practices and policies of other companies within and outside our industry;

  •
  established a practice, in accordance with the rules of NASDAQ, of prospectively reviewing the performance and determining the compensation earned, paid or awarded to our chief executive officer independent of input from him;

  •
  established a practice, in accordance with the rules of NASDAQ, to review on an annual basis the performance of our other executive officers with assistance from our chief executive officer and determining what we believe to be appropriate total compensation based on competitive levels; and

  •
  established a policy to specify grant dates for both new hire and annual retention equity awards as a public company.

        In 2006, our Compensation Committee met without the Chief Executive Officer present to review and determine the compensation of our Chief Executive Officer, with input from him on his annual salary and cash incentive compensation for the year. For all other executive officers in 2006, the Compensation Committee met with our Chief Executive Officer to consider and determine executive compensation, based on recommendations by our Chief Executive Officer.

Annual Review of Cash and Equity Compensation

        We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short and long-term goals and objectives, the Compensation Committee relies on its judgment about each individual rather than adopting a formulaic approach to compensatory decisions it believes are too narrowly responsive to short-term changes in business performance. As a result, the Compensation Committee does not utilize a fixed weighting system between compensation elements for each executive officer, but rather assesses each executive officer's overall contribution to the business, scope of the executive officer's responsibilities and the executive officer's historical performance to determine that executive officer's annual compensation. We only began benchmarking our executive compensation against our peer companies in 2007 and we have never used tally sheets. Our Compensation Committee intends to retain the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies going forward.

        In 2007, the Compensation Committee engaged Compensia, a third-party compensation consultant to review our policies and procedures with respect to executive compensation. Our peer companies for 2007, include:

•
Integrated Device Technology, Inc.

•
Intersil Corporation

•
Microsemi Corporation

•
Omnivision Technologies, Inc.

•
PMC-Sierra, Inc.

•
QLogic Corporation

•
SanDisk Corporation

•
Silicon Laboratories Inc.

•
Simple Tech, Inc.

•
Skyworks Solutions, Inc.

•
Spansion Inc.

•
Standard Microsystems Corporation

•
TriQuint Semiconductor, Inc.

•
Zoran Corporation

        In addition, Compensia reviewed and presented data from the October 2006 Radford High-Tech Executive Survey for comparable semiconductor and technology companies with similar revenue.

Elements of Compensation

        The compensation received by our executive officers consists of the following elements:

        Base Salary.    Base salaries for our executive officers are established based on the scope of their responsibilities, historical performance and individual experience. Base salaries are reviewed annually, and adjusted from time to time. In establishing the 2006 and 2007 base salaries of our executive officers, our Compensation Committee took into account a number of factors, including the executive's seniority, position and functional role and level of responsibility, performance-based factors as well as competitive conditions. We do not apply specific formulas to determine increases.

        In 2006, the Compensation Committee increased the base salaries of the following named executive officers for 2006:

  •
  Mr. Yeh, our President and Chief Executive Officer, received a 5.5% salary increase from $450,000 to $475,000. The Compensation Committee increased Mr. Yeh's base salary in recognition of Mr. Yeh's on going contributions and expectations of Mr. Yeh with respect to our business.

  •
  The Compensation Committee determined that the 2005 base salaries of the other named executive officers were sufficient to achieve our retention goals and were kept constant for 2006.

        In 2007, the Compensation Committee did not increase the base salaries of our named executive officers as the Compensation Committee determined that the 2006 base salaries of the named executive officers were sufficient to achieve our retention goals and were kept constant for 2007.

        2006 Executive Bonuses.    In April 2007, the Compensation Committee voted to authorize the payment of discretionary cash bonuses for our named executive officers in the aggregate amount of $140,000. Bonus amounts were based upon our financial performance in 2006 and the Compensation Committee's subjective evaluation of each executive officer's performance in 2006 and were not part of any established bonus plan. In addition, the Compensation Committee considered that no bonuses were paid for performance in 2005. Bonus amounts to our named executive officers were as follows:

Name and Title	Bonus Amount	As Percentage of Base Salary
Bing Yeh, President and Chief Executive Officer	$70,000	15%
Yaw Wen Hu, Executive Vice President and Chief Operating Officer	$30,000	9%
Michael S. Briner, Senior Vice President, Application Specific Products Group	$20,000	7%
Derek J. Best, Senior Vice President, Sales and Marketing	$20,000	7%

Arthur O. Whipple, our former Vice President, Finance, Chief Financial Officer and Secretary resigned effective February 9, 2007 and did not receive a bonus for 2007.

        2007 Executive Bonus Plan.    In April 2007, the Compensation Committee approved a cash compensation plan, or the Executive Bonus Plan, for our executive officers and other members of senior management. Payouts under the Executive Bonus Plan are conditioned upon the achievement of a performance gate and then based upon individually weighted metrics to be achieved by the participants. The Executive Bonus Plan has three levels (threshold, target and maximum) depending upon the level of metric achievement. The specific metrics, weighting and payout levels can vary among individual participants and from year to year.

        The Compensation Committee believes that a performance gate linked to positive operating income, which is an important indicator of the success of our business, is an appropriate component of the Executive Bonus Plan. Therefore, the payment of the incentive bonus is conditioned upon our achievement of positive operating income for 2007. For 2007, the calculation of operating income will be adjusted for expenses associated with the independent review of our historical stock option practices and for non-cash stock based compensation expense. If our as adjusted operating income is negative, no incentive bonus will be paid for 2007.

        For each participant, the Executive Bonus Plan has three specific individual metrics: (1) net revenue, (2) new business, and (3) organizational development, which are weighted 40%, 40%, and 20%, respectively. The net revenue metric is the same for each participant, while the new business and organizational development metrics vary depending upon the participant. New business metrics are primarily comprised of new product introductions and design wins and organizational development metrics are primarily comprised of succession planning and organization structuring. The Compensation Committee considers the 2007 net revenue metric to be difficult but achievable.

        Each individual metric may be adjusted based upon actual achievement within a range of 80% to 120%. For example, if 80% of the target net revenue metric is achieved then the weighting will be 20%. If 120% or greater of the target net revenue metric is achieved, then the weighting will be 60%. If it is determined that less than 80% of a target metric is achieved then the weighting for such metric will be reduced to zero. The maximum aggregate of the individual metrics is 150%, calculated as: 60% plus 60% plus 30%.

        The Compensation Committee also believes that gross margin is an important indicator of the success of our business and to encourage participants to improve our gross margins implemented a gross margin multiplier in the calculation of the incentive bonus. The gross margin multiplier is 100% if our gross margin for 2007 is within a range specified by the Board of Directors, and may be increased to 110% or decreased to 90% depending on actual results. The Compensation Committee considers the 2007 gross margin range to be difficult but achievable.

        Our named executive officers have the following target bonus for 2007.

Name and Title	Target as a Percentage of Base Salary	Target Bonus
Bing Yeh, President and Chief Executive Officer	80%	$380,000
Yaw Wen Hu, Executive Vice President and Chief Operating Officer	60%	$198,000
Michael S. Briner, Senior Vice President, Application Specific Products Group	50%	$135,000
Derek J. Best, Senior Vice President, Sales and Marketing	50%	$134,000

The target as a percentage of base salary is designed to achieve a target incentive equal to the 50th percentile of comparable companies. A participant's actual incentive bonus is calculated as follows:

Incentive Bonus = (Base Salary × Participant Target Percentage) × (Gross Margin Multiplier Percentage × Aggregate Individual Metrics Percentage)

        Profit Sharing and Cash Bonus.    Profit sharing is calculated for all employees, but excluding employees in the sales department and participants in the Executive Bonus Plan, bi-anually, using two pre-determined profit sharing-based formulas. The first formula allocates 10% of our operating profit to a profit sharing pool provided that we have met our twin profitability goals of both pre-tax profits and operating profits in excess of 10% of revenues. In January 2006, the plan was amended to allocate an escalating amount to a profit sharing pool on operating profits, excluding stock option charges, in excess of 5% of revenues, capped at a 10% allocation for operating profits of 10% or more or revenues. If pre-tax profits or operating profits are less than 5% of revenues, no allocation is made to profit sharing. The first formula is also reduced by a quality adjustment, which is calculated based on the percentage of product returns due to quality issues and then multiplied by five. The profit sharing pool to be distributed is reduced by this percentage. The second formula apportions some of the profit sharing pool, if any, to each employee based on the employee's length of employment, level of performance and base salary and the individual employee's compliance with our management by objective program. We currently calculate bi-annual profit sharing bonuses based on our financial performance in the periods January 1 through June 30 and July 1 through December 31. During 2006, a separate bonus plan was used for employees in the sales department, which is based on the achievement of pre-determined sales quotas and product design wins which generate minimum revenue thresholds.

        We did not achieve the profitability requirements of the profit sharing plan for the period January 1, 2006 through June 30, 2006; however, we achieved the profitability requirements for the period July 1, 2006 through December 31, 2006. Amounts paid to our named executive officers are set forth in the Summary Compensation Table below. As noted above our executive officers are not eligible to participate in the profit sharing plan in 2007.

        Equity Compensation.    Total compensation at the executive officer level also includes long-term incentives offered by stock awards under the 1995 Equity Incentive Plan. Stock awards are designed to align the long-term interests of our employees with those of our shareholders and to assist in the retention of employees. The size of an individual stock award is generally intended to reflect the employee's position with, and his or her importance to us, and past and future anticipated contributions to our business, and how many years of future service for which the employee has non-vested options. Under the 1995 Equity Incentive Plan the exercise price of stock option grants is 100% of the fair market value on the date of grant. Options are generally subject to vesting over a four or five year period in order to encourage key employees to continue in our employ. As required under our 1995 Equity Incentive Plan, the exercise price of stock option grants for executive officers who own more than 10% of the shares of our outstanding stock is set at 110% of the fair market value on the date of grant.

        The Compensation Committee administers the 1995 Equity Incentive Plan for our executive officers. The Board of Directors has delegated to the Non-Officer Stock Award Committee the administration of the 1995 Equity Incentive Plan for all of our other employees for option grants of not more than 36,000 shares per option grant. In January 1997, a stock replenishment program was approved by the Board of Directors whereby options may be granted on a smaller and more frequent basis to both our executive officers and employees in order to ensure that each eligible employee possesses non-vested options for four years of future service. We have granted, and intend to continue to grant, options to our executive officers on a routine basis as part of this stock replenishment program.

        We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of equity-based awards. Our equity benefit plans have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees' interests with the interests of our shareholders. Our Compensation Committee believes that the use of equity-based awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines and our equity benefit plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in SST.

        In 2006, our named executive officers, except our President and Chief Executive Officer, were awarded stock options under our 1995 Equity Incentive Plan in the amounts indicated in the section below entitled "Grants of Plan-Based Awards." Authority to make equity grants to executive officers rests with our Compensation Committee, although, our Compensation Committee considers the recommendations of our President and Chief Executive Officer for executive officers other than himself. The size of the awards reflect past individual and company performance, expected future contribution, the retention value of unvested stock options held by our executive officers and the estimated value of the awards compared with equity awards offered to executives in similar positions by companies within and outside our industry. In 2007, due to the restatement of our historical financial statements our named executive officers for 2006 were not awarded any stock options. The Compensation Committee expects to grant stock options in 2008 to all our executive officers which will reflect that no stock options were granted in 2007, except to James Boyd, our Chief Financial Officer and Senior Vice President of Finance who joined us in June 2007.

        Stock Appreciation Rights.    Our 1995 Equity Incentive Plan authorizes us to grant stock appreciation rights, or SARs. To date, no SARs have been awarded to any of our executive officers. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

        Severance and Change of Control Benefits.    We have not entered into severance or change-in-control arrangements with any of our executive officers.

        Our 1995 Equity Incentive Plan provides that, in the event of our dissolution or liquidation, a specified type of merger or other corporate reorganization, to the extent permitted by law, any surviving corporation will be required to either assume awards outstanding under the 1995 Equity Incentive Plan or substitute similar awards for those outstanding under the plan, or such outstanding awards will continue in full force and effect. In the event that any surviving corporation declines to assume or continue awards outstanding under the plan, or to substitute similar awards, then, with respect to awards held by persons then performing services as employees, directors, or consultants, the time during which such awards may be exercised will be accelerated and the awards terminated if not exercised during such time. The acceleration of an award in the event of an acquisition or similar corporate event may be viewed as an anti-takeover provision, which may have the effect of discouraging a proposal to acquire or otherwise obtain control of us. We believe that the terms of the plan are consistent with industry practice.

        Restricted Stock Grants or Awards.    Our Compensation Committee did not authorize the grant of restricted stock or restricted stock awards pursuant to our equity benefit plans to any of our executive officers in 2006 or 2007. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

        Other Compensation.    In addition, consistent with our compensation philosophy, we intend to continue to maintain the current benefits and perquisites for our executive officers; however, our Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits and perquisites of any executive officer if it deems it advisable. We currently offer limited to no perquisites to our executive officers.

        Benefits.    We also provide the following benefits to our named executive officers, generally on the same basis provided to all of our employees:

  •
  health, dental insurance and vision;

  •
  life insurance;

  •
  employee stock purchase plan;

  •
  medical and dependant care flexible spending account;

  •
  short-and long-term disability, accidental death and dismemberment; and

  •
  a 401(k) plan.

        We believe these benefits are consistent with companies with which we compete for employees.

Accounting and Tax Considerations

        Section 162(m) limits the amount that we may deduct from our taxes for compensation paid to our chief executive officer and three most highly compensated officers (other than our chief financial officer) to $1,000,000 per person per year, unless certain requirements are met. Section 162(m) provides exceptions from the application of the $1,000,000 limit for certain forms of "performance-based" compensation as well as for gain recognized by an officer upon the exercise of qualifying compensatory stock options. We believe that the stock options we have granted in the past have satisfied the exceptions provided under Section 162(m) from the $1,000,000 limit. While the Compensation Committee has not adopted a formal policy regarding the tax deductibility of compensation paid to our officers, the Compensation Committee intends to consider the tax deductibility of compensation under Section 162(m) as a factor in future compensation decisions.

        We adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as an expense over the requisite employee service period. The Compensation Committee has determined to retain for the foreseeable future our stock option program as the sole component of its long-term compensation program, and, therefore, to record this expense on an ongoing basis according to SFAS No. 123(R).

Summary of Compensation

        The following table shows for the year ended December 31, 2006, compensation awarded or paid to, or earned by our Chief Executive Officer, former Chief Financial Officer and our three other most highly compensated officers during 2006. Amounts in the "Option Award" column were determined using the Black-Scholes option-pricing model to estimate the expense associated with stock option awards over the life of such awards and do not reflect actual compensation paid to the executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Bing Yeh President and Chief Executive Officer	2006	$475,000	$80,706	(2)	$72,285	$4,822	(7)	$632,813
Yaw Wen Hu Executive Vice President and Chief Operating Officer	2006	330,000	37,964	(3)	227,524	4,822	(7)	600,310
Michael S. Briner Senior Vice President, Application Specific Product Group	2006	270,883	26,315	(4)	127,708	4,822	(7)	429,728
Derek J. Best Senior Vice President, Sales and Marketing	2006	267,030	25,372	(5)	96,237	2,322	(8)	390,961
Arthur O. Whipple Former Vice President, Finance and Chief Financial Officer(10)	2006	245,000	4,532	(6)	79,918	4,177	(9)	333,627

(1)
The dollar amount in this column represents the non-cash compensation expense for 2006 of stock option awards granted in and prior to 2006 for financial reporting purposes. These amounts have been calculated in accordance with SFAS No. 123(R) ignoring the estimates of forfeiture and using the Black-Scholes option-pricing model. The assumptions made in the valuation of the option are discussed in Note 10. "Stock-based Compensation" to our consolidated financial statements.

(2)
Includes a cash bonus of $375 in recognition of an intellectual property award and $10,331 in profit sharing.

(3)
Includes a cash bonus of $1,041 in recognition of an intellectual property award and $6,923 in profit sharing.

(4)
Includes a cash bonus of $875 in recognition of an intellectual property award and $5,425 in profit sharing.

(5)
Includes $5,372 in profit sharing.

(6)
Represents profit sharing.

(7)
Includes $2,322 in life insurance premiums and $2,500 for 401K contribution match.

(8)
Represents life insurance premiums.

(9)
Includes $1,677 in life insurance premiums and $2,500 for 401K contribution match.

(10)
Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Grants of Plan-Based Awards

        The following tables show for the year ended December 31, 2006, information regarding options granted to, exercised by, and held at year end by the named executive officers.

2006 Grants of Plan-Based Awards

Name	Grant Date	All Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards $(2)
Bing Yeh	—	—		—	—
Yaw Wen Hu	10/16/06	8,751	(3)	$4.80	$42,005
Michael S. Briner	10/16/06	7,955	(3)	4.80	38,184
Derek J. Best	10/16/06	7,955	(3)	4.80	38,184
Arthur O. Whipple(4)	10/16/06	6,364	(3)	4.80	30,548

(1)
Each stock option was granted with an exercise price equal to the closing price of our Common Stock for the trading session ending immediately prior to the time of grant, as reported on the NASDAQ Global Market. The exercise price may be paid in cash, in shares of our common stock valued at fair value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(2)
The dollar value shown for a stock option is based on the fair value as of the grant date. These amounts have been calculated in accordance with SFAS No. 123R ignoring the estimates of forfeiture and using the Black-Scholes option-pricing model. The assumptions made in the valuation of the option are discussed in Note 10. "Stock-based Compensation" to our consolidated financial statements.

(3)
The shares subject to the stock options vest monthly over one year.

(4)
Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Outstanding Equity Awards as of December 31, 2006

        The following tables show for the year ended December 31, 2006, information regarding outstanding equity awards at year end for the named executive officers.

2006 Outstanding Equity Awards

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date
Bing Yeh	30,000 29,375 29,166 6,875	625 15,834 8,125	(2) (2) (2)	$9.284 4.048 13.332 5.357	01/21/07 01/20/08 01/19/09 02/14/10
Yaw Wen Hu	36,920 45,786 30,000 38,406 30,000 120,000 27,321 17,454 12,059 11,485 7,000 40,000 10,553 4,375 —	— — — — — — — — — — 5,000 20,000 959 25,625 8,751	(3) (2) (4) (5) (2)	1.04 0.95 1.00 2.36 4.42 9.85 18.60 4.46 3.65 11.17 12.12 16.34 6.60 5.02 4.80	04/28/07 07/06/08 01/11/09 07/01/09 09/24/09 01/06/10 08/02/10 10/01/11 10/15/12 12/23/13 01/19/14 04/19/14 10/18/14 10/11/15 10/16/16
Michael S. Briner	120,000 30,000 18,842 35,000 15,047 11,529 10,196 5,833 8,721 10,625 2,917 —	— — — — — — — 4,167 793 19,375 17,083 7,955	(3) (4) (2) (6) (2)	1.04 9.85 18.60 8.63 4.46 3.65 11.17 12.12 6.66 4.35 5.02 4.80	12/31/07 01/06/10 08/02/10 03/29/11 10/01/11 10/15/12 12/23/13 01/19/14 10/18/14 07/18/15 10/11/15 10/16/16
Derek J. Best	30,000 54,000 25,437 8,477 5,460 5,833 — 3,646 —	— — — — 4,619 4,167 9,514 21,354 7,955	(4) (3) (4) (5) (2)	9.85 25.27 18.60 4.46 11.17 12.12 6.66 5.02 4.80	01/06/10 06/29/10 08/02/10 10/01/11 12/23/13 01/19/14 10/18/14 10/11/15 10/16/16
Arthur O. Whipple(6)	13,125 8,750 —	16,875 21,250 6,364	(2) (2) (4)	3.72 4.69 4.80	03/31/15 10/18/15 10/16/16

(1)
Each stock option was granted with an exercise price equal to the closing price of our common stock for the trading session ending immediately prior to the time of grant, as reported on the NASDAQ Global Market.

(2)
The shares subject to the option vest as to 25% of the shares on the first anniversary of the grant date and 2.083% per month thereafter for three years.

(3)
The shares subject to the option vest as to 20% of the shares on the first anniversary of the grant date and 1.67% per month thereafter for four years.

(4)
The shares subject to the option vests monthly over the course of one year.

(5)
A portion of the shares subject to the option vest as to 25% on the first anniversary of the vesting commencement date and 2.083% per month thereafter for three years and the other portion of the shares subject to the option vest monthly over the course of one year.

(6)
Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Option Exercises and Stock Vested in 2006

        The following tables show for the year ended December 31, 2006, information regarding option exercises and stock vested during 2006 for the named executive officers.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Bing Yeh	—	—
Yaw Wen Hu	—	—
Michael S. Briner	5,881	$3,066
Derek J. Best	—	—
Arthur O. Whipple(2)	—	—

(1)
Calculated by determining the difference between the closing price of our common stock on the date of exercise as reported on the NASDAQ Global Market and the exercise price of the options.

(2)
Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Pension Benefits

        Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2006.

Nonqualified Deferred Compensation

        Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2006.

Severance and Change of Control Arrangements

        We have not entered into severance or change-in-control arrangements with any of our executive officers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        During 2006, the Compensation Committee of the Board of Directors was composed of Messrs. Taira, Chikagami and Nickerson and Dr. Chwang. No current member of the Compensation Committee and none of our executive officers serve as a member of a Compensation Committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

Compensation Committee Report(1)

        The Compensation Committee of the Board of Directors oversees the compensation programs of Silicon Storage Technology, Inc. on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K.

        In reliance on the review and discussions referred to above, the Committee Compensation recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K of Silicon Storage Technology, Inc. for the year ended December 31, 2006.

Compensation Committee

Tsuyoshi Taira (Chairman)
Yasushi Chikagami
Ronald Chwang
Terry M. Nickerson

(1)
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the following report shall not be incorporated by reference into any such filings.

Compensation of Directors

        In April 2005, our Board of Directors, upon recommendation of the Compensation Committee, approved the Non-Employee Director Cash Retainer Program, or the Director Retainer Program. Pursuant to the Director Retainer Program, our non-employee directors are entitled to receive between $20,000 and $30,000 annually and $800 and $1,500 per meeting, based on their position on the Board of Directors, in connection with their attendance of board and committee meetings. In addition, they are reimbursed for certain travel-related expenses in connection with attendance at Board and committee meetings in accordance with our policy. Members of our Board of Directors who are also employees of SST do not receive any cash compensation for their services as members of our Board of Directors.

        Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan. The Directors' Plan has an indefinite life and will terminate once all shares reserved for issuance under the Directors' Plan have been issued. Pursuant to the Directors' Plan, upon each non-employee director's initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Pursuant to the Directors' Plan, each initial stock option grant vests as to 25% of the shares subject to the grant on the yearly anniversary of the grant date. Prior to April 2005, each such initial stock option was fully vested and exercisable upon grant. In addition, pursuant to the Directors' Plan, each non-employee director annually receives a fully vested annual stock option grant for 12,000 shares of common stock on the date of our annual meeting. Stock option grants under the Directors' Plan have a 10 year life.

        The following table shows certain information with respect to the compensation of all non-employee directors for the year ended December 31, 2006.

Director Compensation for 2006

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)(4)	Total ($)
Tsuyoshi Taira	$31,600	$194,223	$225,823
Yasushi Chikagami	25,800	178,386	204,186
Ronald Chwang	33,700	176,501	201,201
Terry M. Nickerson	38,300	54,345	92,645

(1)
Reflects retainer fees, meeting fees and committee chair fees.

(2)
The dollar amount in this column represents the non-cash compensation expense for 2006 of stock option awards granted in and prior to 2006 for financial reporting purposes. The assumptions made in the valuation of the option are discussed in Note 10. "Stock-based Compensation" to our consolidated financial statements contained in this Annual Report on Form 10-K. Each stock option was granted with an exercise price equal to the closing price of our common stock for the trading session ending immediately prior to the time of grant, as reported on the NASDAQ Global Market.

(3)
During 2006, we granted options under the Directors' Plan covering 12,000 shares to each of Messrs. Taira, Chikagami and Nickerson and Dr. Chwang, at an exercise price of $3.56 per share based on the closing sale price reported on the NASDAQ Global Market on the date of grant. The grant date fair value of these awards was $2.2196 per share for a total grant date fair value of $26,535 per grant.

(4)
As of December 31, 2006, (a) Mr. Taira held stock options to purchase 116,570 shares of common stock; (b) Mr. Chikagami held stock options to purchase 96,000 shares of common stock; (c) Dr. Chwang held stock options to purchase 78,000 shares of common stock; and (d) Mr. Nickerson held stock options to purchase 58,512 shares of common stock.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table sets forth certain information regarding the ownership of our common stock as of November 1, 2007 by:

  •
  each of the named executive officers listed in the Summary Compensation Table;

  •
  each director;

  •
  all of our officers and directors as a group; and

  •
  all those known by us to be beneficial owners of more than five percent of our common stock.

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The table below is based upon information provided to us by our executive officers and directors and upon information about principal shareholders known to us based on Schedules 13G and 13D filed with the SEC. Unless otherwise indicated in the relevant footnote to this table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of common stock subject to options that are currently exercisable or exercisable within 60 days of November 1, 2007. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on

104,197,735 shares of common stock outstanding on November 1, 2007. Unless otherwise indicated, the address of each of the individuals named below is: c/o Silicon Storage Technology, Inc., 1171 Sonora Court, Sunnyvale, California 94086.

	Beneficial Ownership
Name	Shares Issuable Pursuant to Options Exercisable Within 60 Days of November 1, 2007	Number of Shares (Including Number Shown in First Column)	Percentage of Total
Officers and Directors
Bing Yeh(1)	79,791	10,787,791	10.3%
Yaw Wen Hu	430,298	1,328,175	1.3%
Michael S. Briner(2)	283,100	925,876	*
Derek J. Best	151,318	151,674	*
Arthur O. Whipple(3)	23,125	25,125	*
Tsuyoshi Taira	116,570	116,570	*
Yasushi Chikagami	96,000	96,000	*
Ronald Chwang	78,000	239,613	*
Terry M. Nickerson	36,012	36,012	*
Edward Yao-Wu Yang	—	—	*
All officers and directors as a group (13 persons)	1,589,458	14,379,429	13.6%
5% Shareholders
Dimensional Fund Advisors LP(4)	—	8,539,766	8.2%
Entities affiliated with Riley Investment Management LLC(5)	—	5,243,457	5.0%

*
Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Includes (1) 3,038,163 shares held by the Yeh Family Trust U/D/T dated August 14, 1995, of which Mr. Yeh and his wife are trustees, (2) 7,579,837 shares held by Golden Eagle Capital L.P. of which Mr. Yeh and his wife are general partners and (3) 90,000 shares held in an IRA account in the name of Bing Yeh. Mr. Yeh disclaims beneficial ownership of the shares held by Golden Eagle Capital L.P. except to the extent of his pecuniary interest therein.

(2)
Includes 24,000 shares and 14,000 shares held by Tammy Briner, custodian of Jeffrey Daniel Briner and Katherine M. Briner under the Uniform TRFS to Minors Act/CA, respectively.

(3)
Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

(4)
This information is based on a report on Form 13F dated September 30, 2007 and filed with the SEC on October 25, 2007. Dimensional Fund Advisors LP is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts, or the Funds. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares that are owned by the Funds, and may be deemed to be the beneficial owner of such shares. However, Dimensional disclaims beneficial ownership of such shares.

(5)
This information is based on a Schedule 13D dated September 12, 2007 and filed with the SEC on September 13, 2007 by Riley Investment Partners Master Fund, L.P., Riley Investment Management LLC, B. Riley and Co. Inc., and Bryant R. Riley. Because Riley Investment Management LLC has sole voting and investment power over Riley Investment Partners Master Fund, L.P.'s security holdings and Mr. Riley, in his role as the sole manager of Riley Investment

  Management LLC, controls its voting and investment decisions, each of Riley Investment Partners Master Fund, L.P., Riley Investment Management LLC, and Mr. Riley may be deemed to have beneficial ownership of the 1,922,964 shares of Common Stock held by Riley Investment Partners Master Fund, L.P. Riley Investment Management LLC has shared voting and dispositive power over 2,627,602 shares of Common Stock held by its investment advisory clients, 2,446,313 of which are indirectly affiliated with Mr. Riley or Riley Investment Partners Master Fund, L.P. Although Mr. Riley controls Riley Investment Management LLC's voting and investment decisions for its investment advisory clients, Mr. Riley disclaims beneficial ownership of the non-affiliated shares. B. Riley and Co. Inc. has shared voting and dispositive power over 692,891 shares of Common Stock held by a managed account, with which it is indirectly affiliated. Mr. Riley is the controlling shareholder and Chairman of B. Riley & Co., Inc. On January 11, 2008 the entities affiliated with Riley Investment Management LLC filed a Schedule 13D dated January 11, 2008 reporting purchases that occurred subsequent to November 1, 2007. As of January 11, 2008 such entities beneficially held an aggregate of 6,216,529 shares of Common Stock.

Securities Authorized For Issuance Under Equity Compensation Plans

        We have three shareholder approved equity compensation plans: the 1995 Equity Incentive Plan, 1995 Non-Employee Directors' Stock Option Plan and 1995 Employee Stock Purchase Plan. The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	12,078,000	$6.68	(2)	3,059,203
Equity compensation plans not approved by security holders	—	—		—

Total	12,078,000	$6.68	(2)	3,059,203

(1)
The plans included in this row include our 1995 Equity Incentive Plan, 1995 Non-Employee Directors' Stock Option Plan and 1995 Employee Stock Purchase Plan.

(2)
Represents the weighted average exercise price of outstanding stock options only.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

        The following is a summary of transactions in 2006 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this proxy entitled "Compensation Discussion and Analysis."

        Mr. Yeh is a member of the board of directors of Silicon Technology Co., Ltd, or Silicon Technology, one of our customers. As of December 31, 2006, we owned an 8.7% interest in Silicon Technology. In 2006, Silicon Technology accounted for $1.3 million, or 0.3%, of our net product revenues.

        Mr. Yeh is a member of the board of directors of Apacer Technology, Inc. or Apacer, one of our customers. As of December 31, 2006, we owned a 9.5% interest in Apacer. In 2006, Apacer accounted for $3.1 million, or 0.7%, of our net product revenues.

        Mr. Yeh is a member of the board of directors of Professional Computer Technology Limited, or PCT, a Taiwanese public company. PCT and its wholly-owned subsidiary Silicon Professional Alliance Corporation, or SPAC, are two of our manufacturers' representatives. As of December 31, 2006, we owned an 11.2% interest in PCT. PCT has a separate company and wholly-owned subsidiary, Silicon Professional Technology Ltd., or SPT, which provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan, China and other Southeast Asia countries. In 2006, PCT and its subsidiaries SPT and SPAC together accounted for $245.3 million, or 59.1%, of our net product revenues. At December 31, 2006, we had net accounts receivable from SPT of $44.8 million.

        Mr. Yeh is a member of the board of directors of Powertech Technology, Inc., or PTI, a Taiwanese public company. PTI is one of our vendors. As of December 31, 2006, we owned a 1.3% interest in PTI. Our purchases from PTI are made pursuant to purchase orders at prevailing market prices. At December 31, 2006, we had net accounts payable to PTI of $7.3 million.

        Mr. Yeh is a member of the board of directors of Grace Semiconductor Manufacturing Corporation, or GSMC. Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, is a wholly-owned subsidiary of GSMC. Grace is one of our vendors. As of December 31, 2006, we owned a 9.8% interest in GSMC. Our purchases from Grace are made pursuant to purchase orders at prevailing market prices. At December 31, 2006, we had net accounts payable to Grace of $18.0 million.

Policies and Procedures for Review of Related Party Transactions

        Pursuant to the charter of our Audit Committee, unless previously approved by another independent committee of our Board of Directors, our Audit Committee reviews and, if determined appropriate, approves all related party transactions, other than those in the ordinary course of business such as sales transactions from our customers involving the sales of our products and procurement transactions from our vendors for the purchase of inventory for sale. It is management's responsibility to bring related person transactions to the attention of the members of the Audit Committee.

        Our Code of Conduct provides that our employees, which for the purposes of the Code of Conduct, includes our officers and directors, should avoid conflicts of interest that occur when their personal interests may interfere in any way with the performance of their duties or the best interests of SST. Our Code of Conduct also addresses specific types of related person transactions and how they should be addressed. All of our employees, including our officers and directors, are expected and required to adhere to the Code of Conduct. If an officer or director has any questions regarding whether a potential transaction would be in violation of the Code of Conduct, they are required to bring this to the attention of our Compliance Officer. If the potential transaction is a related person transaction, it would be recognized as such and brought to the Audit Committee for pre-approval.

        Further, each of our officers and directors is knowledgeable regarding the requirements of obtaining approval of related person transactions and is responsible for identifying any related-person transaction involving such officer or director or his or her affiliates and immediate family members and seeking approval from our Audit Committee before he or she or, with respect to immediate family members, any of their affiliates, may engage in the transaction.

        Our Audit Committee will take into account all relevant factors when determining whether to approve or disapprove of any related person transaction.

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

Director Independence

        The Board of Directors is presently composed of seven members, five of whom are non-employee, independent directors. As required under NASDAQ listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. Our Board of Directors consults with our outside legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent NASDAQ listing standards, as in effect time to time.

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and SST, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Mr. Yeh, our President, Chief Executive Officer and Chairman of the Board, and Dr. Hu, our Executive Vice President and Chief Operating Officer.

Item 14.    Principal Accountant Fees and Services

Fees of PricewaterhouseCoopers LLP

        PricewaterhouseCoopers LLP fees for the years ended December 31, 2005 and 2006 are as follows:

	2005	2006
Audit fees	$1,520,000	$4,042,000
Audit-related fees	—	—
Tax fees	188,000	65,000
All other fees	1,000	—

Total	$1,709,000	$4,107,000

        Audit Fees:    This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, services provided in connection with the annual audit of SST's internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions. Audit fees for 2006 include approximately $2.6 million of fees relating to the restatement of our historical financial statements as a result of the findings of the review of our historical stock option grant process as disclosed in this Annual Report on Form 10-K.

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

        All Other Fees:    This category consists of fees for advice on compliance with certain foreign investment rules.

        All of the fees for 2005 and 2006 described above were pre-approved by the Audit Committee. The Audit Committee has determined the rendering of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining their independence.

Pre-Approval Policies and Procedures

        The Audit Committee pre-approves all audit and non-audit services and has delegated authority to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP to Mr. Nickerson. Mr. Nickerson is required to inform the Audit Committee of such pre-approved services at the next meeting of the Audit Committee following such pre-approval. PricewaterhouseCoopers LLP is required to periodically report to the Audit Committee regarding the extent of the services provided by PricewaterhouseCoopers LLP in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

  (b)
  Index to Exhibits.

Exhibit Number	Description of Document
3.1(1)	Bylaws of Silicon Storage Technology, Inc., as amended.
3.2(2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3(3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4(4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2(5)	Specimen Stock Certificate of SST.
4.3(6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4(7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1(8)+	1995 Equity Incentive Plan and related agreements.
10.2(9)+	1995 Employee Stock Purchase Plan.
10.3(10)+	1995 Non-Employee Director's Stock Option Plan, as amended, and related form of stock option agreement.
10.4(11)+	Employee Profit Sharing Plan.
10.5(12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6(13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.8(14)	Lease Amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.9(15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.11(16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.12(17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.13(18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.14(19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
10.15(20)	Non-Employee Director Cash Retainer Program.

10.17(21)	Amended and Restated Loan and Security Agreement, dated August 11, 2006, by and among Cathay Bank, SST and certain subsidiaries of SST.
10.18	Form of Indemnity Agreement by and between SST and each executive officer and director.
21.1	Subsidiaries of SST.
24.1	Power of Attorney is contained on the signature page.
31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a of the Securities Exchange Act of 1934, as amended).
31.2	Certification of Chief Financial Officer and Senior Vice President of Finance as required by Rule 13a-4(as of the Securities Exchange Act of 1934, as amended).
32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer and Senior Vice President of Finance, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99.1	Audited Consolidated Financial Statements of Advanced Chip Engineering Technology Inc.

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

9.
Filed as amended as Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-108345 filed on August 29, 2003, and incorporated by reference herein.

10.
Filed as amended as Exhibit 10.3 to our Current Report on Form 8-K, filed on April 21, 2005, and incorporated by reference herein.

11.
Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006, and incorporated by reference herein.

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

21.
Filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006, and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 15th day of January, 2008.

SILICON STORAGE TECHNOLOGY, INC.
By:	/s/ BING YEH Bing Yeh President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bing Yeh and James B. Boyd, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	January 15, 2008
/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	January 15, 2008
/s/ YAW WEN HU Yaw Wen Hu	Director	January 15, 2008
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	January 15, 2008
/s/ RONALD CHWANG Ronald Chwang	Director	January 15, 2008

/s/ YASUSHI CHIKAGAMI Yasushi Chikagami	Director	January 15, 2008
/s/ TERRY NICKERSON Terry Nickerson	Director	January 15, 2008
/s/ EDWARD YAO-WU YANG Edward Yao-Wu Yang	Director	January 15, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silicon Storage Technology, Inc.

        We have completed integrated audits of Silicon Storage Technology, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements and financial statement schedule.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Silicon Storage Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of not maintaining effective controls over the completeness, accuracy, valuation, and presentation and disclosure of inventory and the related cost of revenue accounts, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        At December 31, 2006, the Company did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, the Company's controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory, and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness at December 31, 2006.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that Silicon Storage Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Silicon Storage Technology, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
San Jose, California
January 15, 2008

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2005	2006
	As adjusted and restated (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$77,382	$100,973
Short-term available-for-sale investments	1,008	38,835
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005 and $112 at December 31, 2006	21,378	19,382
Trade accounts receivable—related parties	55,858	45,561
Inventories, net	108,718	73,883
Other current assets	13,109	9,074

Total current assets	277,453	287,708

Property and equipment, net	19,415	19,513
Long-term available-for-sale investments	39,057	45,554
Equity investments, GSMC	83,150	42,550
Equity investments, others	12,962	25,237
Goodwill	29,637	29,213
Intangible assets, net	11,816	9,940
Other assets	4,722	6,263

Total assets	$478,212	$465,978

LIABILITIES
Current liabilities:
Notes payable, current portion	$39	$—
Borrowing under line of credit facility	3,000	3,070
Trade accounts payable—unrelated parties	48,660	31,148
Trade accounts payable—related parties	21,867	36,510
Accrued expenses and other liabilities	21,581	24,115
Deferred revenue	4,493	3,390

Total current liabilities	99,640	98,233

Other liabilities	2,627	2,030

Total liabilities	102,267	100,263

Commitments (Note 5) and Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 102,827 shares at December 31, 2005 and 103,629 shares at December 31, 2006	361,586	364,330
Additional paid-in capital	53,789	61,533
Unearned stock-based compensation	(558)	—
Accumulated other comprehensive income	31,780	31,281
Accumulated deficit	(70,652)	(91,429)

Total shareholders' equity	375,945	365,715

Total liabilities and shareholders' equity	$478,212	$465,978

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004	2005	2006
	(as adjusted and restated)	(as adjusted and restated)
Net revenues:
Product revenues—unrelated parties	$180,234	$157,499	$165,743
Product revenues—related parties	224,497	236,597	249,698
License revenues—unrelated parties	44,311	35,226	35,588
License revenues—related parties	156	1,577	1,480

Total net revenues	449,198	430,899	452,509
Cost of revenues:
Cost of product revenues—unrelated parties	135,319	134,916	122,764
Cost of product revenues—related parties	186,740	217,501	210,879

Total cost of revenues	322,059	352,417	333,643

Gross profit	127,139	78,482	118,866

Operating expenses:
Research and development	46,397	48,746	52,969
Sales and marketing	27,536	28,544	28,464
General and administrative	16,418	22,380	21,312
Other (Note 5 and Note 13)	7,375	2,945	—

Total operating expenses	97,726	102,615	102,745

Income (loss) from operations	29,413	(24,133)	16,121

Interest income	2,179	1,092	3,355
Dividend income	882	1,645	1,581
Other income (expense), net	(828)	(467)	821
Interest expense	—	(241)	(345)
Gain on sale of investments	—	—	12,206
Impairment of investments	(509)	(605)	(44,123)

Income (loss) before provision for income taxes, pro rata share of loss from equity investments and minority interest	31,137	(22,709)	(10,384)
Provision for income taxes	3,906	2,449	7,194
Minority interest	(90)	(77)	—

Income (loss) before pro rata share of loss from equity investments	27,321	(25,081)	(17,578)
Pro rata share of loss from equity investments	(665)	(1,543)	(3,199)

Net income (loss)	$26,656	$(26,624)	$(20,777)

Net income (loss) per share—basic	$0.28	$(0.26)	$(0.20)

Shares used in per share calculation—basic	95,756	101,369	103,355

Net income (loss) per share—diluted	$0.27	$(0.26)	$(0.20)

Shares used in per share calculation—diluted	99,325	101,369	103,355

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Unearned Stock-Based Compensation
	Shares	Amount					Total
		As adjusted and restated	As restated	As adjusted and restated	As restated	As restated	As adjusted and restated
Balances, December 31, 2003 as previously reported	95,328	$345,384	$—	$(23,065)	$—	$9,178	$331,497
Cumulative effect of changes from restatement and adjustments	—	(15,012)	53,600	(47,619)	(3,528)	—	(12,559)

Balances, December 31, 2003 as restated	95,328	$330,372	$53,600	$(70,684)	$(3,528)	$9,178	$318,938
Repurchase of shares of common stock	(2,574)	(14,853)	—	—	—	—	(14,853)
Issuance of shares of common stock for acquisition of G-Plus, Inc	3,030	22,073	—	—	—	—	22,073
Issuance of shares of common stock under employee stock purchase and option plans	.1,574	5,545	—	—	—	—	5,545
Tax benefit from exercise of stock options	—	—	428	—	—	—	428
Stock-based compensation	—	—	156	—	2,067	—	2,223
Net income	—	—	—	26,656	—	—
Adjustment to stock compensation due to variable accounting	—	—	(59)				(59)
Reversal of stock-based compensation expense due to employee terminations	—	—	(307)	—	307	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	7,337	—
Cumulative translation adjustment	—	—	—	—	—	27
Comprehensive income	—	—	—	—	—	—	34,020

Balances, December 31, 2004 as restated	97,358	$343,137	$53,818	$(44,028)	$(1,154)	$16,542	$368,315
Issuance of shares of common stock for acquisition of Actrans, Inc.	4,358	14,722	—	—	—	—	14,722
Issuance of shares of common stock under employee stock purchase and option plans	1,111	3,727	—	—	—	—	3,727
Stock-based compensation	—	—	—	—	565	—	565
Net loss	—	—	—	(26,624)	—	—
Adjustment to stock compensation due to variable accounting	—	—	2	—	—	—	2
Reversal of stock-based compensation expense due to employee terminations	—	—	(31)	—	31	—	—
Unrealized gain on available for sale securities	—	—	—	—	—	15,259
Cumulative translation adjustment	—	—	—	—	—	(21)
Comprehensive loss	—	—	—	—	—	—	(11,386)

Balances, December 31, 2005 as restated	102,827	$361,586	$53,789	$(70,652)	$(558)	$31,780	$375,945
Issuance of shares of common stock under employee stock purchase and option plans	802	2,744		—	—	—	2,744
Reversal of unearned stock-based compensation upon adoption of FAS 123(R)	—		(558)		558
Stock-based compensation		—	8,013	—	—	—	8,013
Tax benefit from exercise of stock options	—	—	(11)	—	—	—	(11)
Gain from change of interest from equity method investment			300				300
Net loss	—	—	—	(20,777)	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(608)
Cumulative translation adjustment	—	—	—	—	—	109
Comprehensive loss	—	—	—	—	—	—	(21,276)

Balances, December 31, 2006	103,629	$364,330	$61,533	$(91,429)	$—	$31,281	$365,715

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2005	2006
	(as adjusted and restated)	(as adjusted and restated)
Cash flows from operating activities:
Net income (loss)	$26,656	$(26,624)	$(20,777)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,445	9,955	10,022
Purchased in process research and development	5,896	1,661	—
Provision (credits) for doubtful accounts receivable	825	(424)	(708)
Provision for sales returns	1,347	2,051	579
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	36,324	36,495	15,995
Stock-based compensation expense	2,164	567	8,013
Pro rata share of loss from equity investment	665	1,543	3,199
Impairment loss on equity investment	509	605	44,123
Impairment loss on operating lease	1,479	—	—
(Gain) loss on disposal of equipment	(33)	74	1
Gain on sale of equity investments	—	—	(12,206)
Tax (expense) benefit from employee stock stock plans	428	—	(11)
Minority interest	(90)	(77)	—
Changes in operating assets and liabilities:
Trade accounts receivable—unrelated parties	(7,113)	2,101	2,116
Trade accounts receivable—related parties	8,080	(22,480)	10,305
Inventories	(133,484)	5,022	17,205
Other current and non-current assets	(3,045)	4,037	2,302
Trade accounts payable—unrelated parties	12,422	(6,729)	(17,072)
Trade accounts payable—related parties	25,354	(14,015)	14,643
Accrued expenses and other liabilities	1,421	(12,362)	4,274
Deferred revenue	(1,242)	2,105	(1,103)

Net cash provided by (cash used) in operating activities	(13,992)	(16,495)	80,900

Cash flows from investing activities:
Acquisitions, net of cash	(18,443)	(7,406)	—
Investments in equity securities	(43,839)	(333)	(18,854)
Purchase of property and equipment	(8,042)	(6,443)	(6,256)
Proceeds from sale of equipment	33	4	107
Purchase of intellectual property license	—	—	(494)
Purchases of available-for-sale investments	(47,590)	(22,026)	(96,611)
Sales and maturities of available-for-sale and equity investments	91,869	89,003	64,368

Net cash provided by (used in) investing activities	(26,012)	52,799	(57,740)

Cash flows from financing activities:
Debt repayments	(393)	(439)	(857)
Borrowing against line of credit	—	3,000	3,020
Repayments on line of credit	—	(575)	(3,000)
Issuance of shares of common stock	5,545	3,727	2,744
Repurchase of common stock	(14,853)	—	—
Principal payments of capital leases	—	—	(1,476)
Minority interest: capital contribution in cash	820	—	—

Net cash provided by (used in) financing activities	(8,881)	5,713	431

Net increase (decrease) in cash and cash equivalents	(48,885)	42,017	23,591
Cash and cash equivalents at beginning of period	84,250	35,365	77,382

Cash and cash equivalents at end of period	$35,365	$77,382	$100,973

Supplemental disclosure of cash flow information:
Cash received for interest	$2,146	$1,571	$1,185
Cash paid for interest	$82	$122	$70
Net cash paid for (received from) income taxes	$2,798	$2,623	$2,343
Common stock issued in connection with acquisition	$22,074	$14,722	$—

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations:

        Silicon Storage Technology, Inc. (SST, us or we) is a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. Flash memory is a form of non-volatile memory that allows electronic systems to retain information when the system is turned off. Flash memory is now used in hundreds of millions of consumer electronics and computing products annually. We also produce and sell other semiconductor products including smartcard ICs and modules, radio frequency ICs and modules, NAND controller and NAND-controller based modules. We license our SuperFlash technology to other companies for non-competing applications. Our products are used in personal computers, personal computer peripheral devices, consumer electronics and communications devices. Our products are sold to manufacturers located primarily in Asia.

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

Risks, Uncertainties and Concentrations:

        Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new features, capabilities, or technologies could adversely affect our operating results. We currently buy all semiconductor wafers and die, an integral component of our products, from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis at competitive prices and in sufficient quantities could cause us to suffer manufacturing delays, a possible loss of revenues, or higher than anticipated costs of revenues, any of which could have a severe adverse affect on our operating results.

        We out-source our customer service logistics function in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asian countries. We ship our products to SPT who in turn ships our products on to end customers and sales representatives. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2004, 2005 and 2006, SPT serviced end customer sales accounting for 52.9%, 58.5% and 59.1%, respectively, of our recognized net product revenues. Further description of our relationships with PCT and SPT are in Note 18 of these Notes to the Consolidated Financial Statements.

        We ship products to, and have accounts receivable from, original equipment manufacturers or OEMs; original design manufacturers, or ODMs; and contract electronic manufacturers, or CEMs. In addition, we ship products to, and have accounts receivable from, our stocking representatives; distributors; and our logistics center. Our stocking representatives, distributors and our logistics center in turn reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 34.0%, 40.3% and 48.5% of our product shipments in 2004, 2005 and 2006, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 25.1%, 18.3% and 10.3% of our product revenue to end users in 2004, 2005 and 2006, respectively. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could adversely affect our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their logistics relationship with us we would experience a delay in re-establishing warehousing, logistics and distribution functions, which could adversely affect our operating results. If SPT or PCT were to terminate their sales representative relationship with us it could impair our revenue significantly and affect our ability to collect accounts receivable from SPT or PCT and may adversely affect our operating results as would the termination of any of our top three stocking representatives.

        We derived 86.0%, 87.6% and 87.7% of our net product revenues from Asia during 2004, 2005 and 2006, respectively. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region.

        Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis and/or at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping-up new product production and we could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our foundries. Such disruptions, shortages and price increases could harm our operating results.

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

        These risks may lead to increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and damage customer relationships.

        It should be noted that we may be greatly impacted by the political, economic and military conditions in Taiwan and/or China. Taiwan and China are continuously engaged in political disputes and both countries continue to conduct military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our product. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact our operations, revenues, operating results, and stock price.

        Our corporate headquarters are located in California near major earthquake faults. In addition, some of our major suppliers and their fabs are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster, such as a typhoon, near one or more of our major suppliers, like the earthquakes in April 2006 and December 2006 or the typhoons in September 2001 and July 2005 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

Basis of Consolidation:

        The consolidated financial statements include the accounts of SST and our wholly-owned and majority-owned subsidiaries after elimination of inter-company balances and transactions.

Foreign Currency Transactions:

        Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet dates. Operational accounts and non-monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency re-measurement are reported in current operations. The functional currency of SST and all its subsidiaries, except SST China, is the United States dollar. The functional currency of SST China is the Chinese Yuan. The effect of foreign currency re-measurement was not significant in 2004, 2005 and 2006.

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

        The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is set forth in

Note 3 of these Notes to the Consolidated Financial Statements. Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We invest our excess cash in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new customers and require those without positive, established histories to pay in advance, upon delivery or through letters of credit. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses. As of December 31, 2005 and 2006, SPT represented 69.6% and 68.9% of our net accounts receivable, respectively.

        We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China. See Note 18 of these Notes to the Consolidated Financial Statements. Some of these companies are privately held and it was not practicable to estimate the fair value of the investments in the issued and untraded common stock. Investments in privately held companies are included in "Equity investments" in the balance sheet and are carried at cost. When a decline in value is other than temporary the cost basis of the securities are reduced to their estimated fair value. Some of the Taiwanese companies are public companies and their stock is traded on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in central custody subsequent to an initial public offering and are restricted from sale for a period of time. Shares required to be held in custody for greater than a one year period are carried at cost and recorded as equity investments. The unrestricted shares and the shares available for sale within one year from the balance sheet date are carried at quoted market price and included in long-term available for sale investments, with unrealized gains and losses reported as a separate component of shareholders' equity.

        Investments in non-marketable equity securities are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business success factors. In addition, depending on their future prospects and market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.

        We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee's revenue and earnings trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee's products and technologies; (c) the general market conditions in the investee's industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee's receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

        For the year ended December 31, 2006, we recorded impairments of our equity investments of $44.1 million, including $40.6 million for the impairment of our investment in Grace. See Note 14 of these Notes to the Consolidated Financial Statements. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

Accounts Receivable:

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

        Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results. We review on-hand inventory including inventory held at our logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand.

        Inventories, once written down to their new basis, are not subsequently written back up to cost until sold to an end customer. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a significant impact on our financial position and results of operations.

        Inventory valuation adjustments to cost of sales and adverse purchase commitments amounted to $36.3 million in 2004, $36.5 million in 2005 and $15.2 million in 2006. Inventory reserves are not relieved until the related inventory has been sold or scrapped.

Property and Equipment:

        Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years, except for building for which the useful life is forty years. See Note 4 of these Notes to the Consolidated Financial Statements.

Goodwill and Intangible Assets:

        Goodwill and intangibles, including intellectual property, were generally acquired in acquisitions in 2004 and 2005. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. We perform this analysis during the fourth quarter of each fiscal year. No impairment of goodwill has been identified since the date of acquisition. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years. No impairment of intangibles has been identified since the date of acquisition.

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

Product Revenue Recognition:

        Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives or by our distributors or SPT to end users, prior to recognizing revenue, we require that evidence of the arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on unsold merchandise. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT.

License and Royalty Fee Revenue Recognition:

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

        Royalties received under these arrangements during the upgrade period are recognized as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. The remaining portions of the royalties are recognized ratably over the remaining portion of the upgrade period. Royalties received after the upgrade period has elapsed are recognized when reported to us, which generally occurs one quarter in arrears and coincides with the receipt of payment.

Research and Development:

        Research and development expenses are charged to operations as incurred.

Advertising Costs:

        We expense all advertising costs as incurred. Advertising costs were not material for the years ended December 31, 2004, 2005 and 2006, respectively.

Provision for (Benefit from) Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of December 31 2005 and 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        Our tax provision was $2.4 and $7.2 million on a pre-tax loss of $22.7 and $10.4 million for 2005 and 2006, respectively, consisting primarily of U.S. income taxes and foreign withholding taxes.

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

Stock-based Compensation:

        Prior to January 1, 2006, we accounted for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees, or APB

No. 25 and related interpretations. Compensation expense for stock options was recognized ratably over the vesting period.

        Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R). For the year ended December 31, 2006, we recorded $8.0 million of stock-based compensation expense. The impact of adopting SFAS No. 123(R) was to increase net loss and net loss per share by $6.2 million and $0.06, respectively. Results for prior periods have not been restated to reflect this adoption. Effective January 1, 2006, the unamortized unearned stock-based compensation of approximately $558,000 was reclassified to additional paid in capital in connection with the adoption of SFAS No. 123(R).

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

Reclassifications:

        Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with our key management objectives and focus. The new segments include Memory Products, Non-Memory Products and Technology Licensing. This reclassification has no impact on our previously reported net income or losses. Segment information for prior years has been restated to reflect the new segment reporting structure.

Recent Accounting Pronouncements:

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN No. 48 at the beginning of fiscal 2007. We have evaluated the effect of FIN No. 48 and we believe that adoption of this accounting principle will result in a decrease to our accumulated retained earnings in the first quarter of 2007 of approximately $3.2 million.

        In July 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements. Our accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing what the impact of the adoption of this Statement will be on our financial position and results of operations.

        In accordance with FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, as of December 31, 2006, we elected to use the long-form method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based awards granted prior to the adoption of SFAS No. 123(R). We also elected to use the "with and without" approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, we will recognize a tax benefit from stock-based awards in additional paid-in capital only if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

2. Restatement of Consolidated Financial Statements

Independent Investigation

        In March 2007, the Board of Directors of SST initiated a voluntary review of SST's historical stock option grant practices covering the time from SST's initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007.

        The Chairman's review was substantially completed on October 20, 2007 when the Chairman reported his findings to the Board of Directors. The review covered all option grants during the period from SST's initial public offering in November 1995 through 2007. As part of his review, the Chairman determined whether the correct measurement dates had been used under applicable accounting principles for these options. The measurement date is the date on which the related compensation cost for an option is determined under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option's exercise price.

        Based on the findings of the Chairman, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use from 1997 through mid-2002, of certain date selection methods discussed below which resulted in grantees receiving options with stated exercise prices lower than the market price of the underlying stock on the revised measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with respect to new hire and promotion grants and have generally granted and priced our stock options for new hires and promotions in an objective and consistent manner since that time. However, from 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances as discussed further below. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

        In accordance with APB No. 25 (intrinsic value method), with respect to periods through December 31, 2005, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 1, 2006 we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R).

        For all periods through December 31, 2005, we have recorded aggregate non-cash stock-based compensation charges of $38.8 million, associated payroll tax charges of $4.3 million and a related income tax benefit of $1.0 million. We have amortized a substantial portion of the APB 25 charges on a straight line basis to expense during 1997 to 2005. If an option is forfeited prior to vesting, we reverse to income the charges amortized to expense in prior periods to additional paid in capital and reverse any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges determined on the measurement date based on APB No. 25 (intrinsic value method). As of December 31, 2005, the remaining APB No. 25 (intrinsic value method) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $558,000.

        The types of errors we identified were as follows:

    •
    Improper Measurement Dates for New Hire, Merit and Promotion Stock Option Grants during 1997.    In connection with stock option grants that we made to newly-hired and existing employees for merit increases and promotion grants during the first three quarters of 1997, our practice was to grant stock options with an exercise price based upon the lowest closing price of our common stock in the month of hire, promotion or merit increase. The selection of the grant date of the related option grants would be made at the end of the month and was based on achieving the lowest exercise price for the affected employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. The total amount of these errors was $22,000.

    •
    Improper Measurement Dates for New Hire, Merit and Promotion Stock Option Grants during 1997 to mid-2002.    In connection with certain stock option grants to newly-hired employees and merit and promotion grants to existing employees during the last quarter of 1997 through mid-2002, our practice was to delay the selection of the related grant dates until the end of a three-month period in the fiscal quarter during which the employees who received the grants began their employment or received their promotion or merit increase. As a result of this practice, the exercise price of the related option grants was not determined until subsequent to the stated grant date. We also determined that we generally set the grant date and exercise price of employee option grants for new hires, promotions and merit increases, by looking back to group awards according to grant dates that achieved the lowest possible exercise price for a group of employees. As a result of these practices, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. The cumulative effect of these errors through December 31, 2005 was $19.1 million.

    •
    Improper Measurement Dates for Company-Wide Annual or Retention Stock Option Grants.    We determined that, in connection with certain annual or retention stock option grants that we made to employees from 1997 to 2003 and in 2005, the final number of shares that an individual employee was entitled to receive was not determined and/or the proper approval of the related stock option grant was not formally obtained until after the stated grant date. Therefore, the measurement date for such options for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. The cumulative effect of these errors through December 31, 2005 was $12.5 million.

    •
    Improper Measurement Dates for Director Stock Option Grants.    We determined that certain grants were made to members of the board of directors on discretionary dates rather than the non-discretionary prescribed dates under the 1995 Non-Employee Directors' Stock Option Plan. The 1995 Non-Employee Directors' Stock Option Plan prescribes the date of election or appointment and the date of the annual meeting of shareholders as the dates on which options are automatically granted. The members of the board of directors who received such grants have agreed to reprice upwards such grants and to pay us the difference between the original exercise price and the restated exercise price for options that have been exercised. Such amounts are not material to our consolidated financial statements. The cumulative effect of these errors through December 31, 2005 was $118,000.

    •
    Other Issues Identified.    We also identified other instances where stock option grants did not comply with applicable terms and conditions of our 1995 Equity Incentive Plan. For example, there were instances where option grants were made to groups of employees who joined SST pursuant to a business combination, and to a few other employees in certain instances, with stated exercise prices below the fair market value of our common stock on the actual measurement date of the related grants. We also determined that in certain cases, previously terminated employees who returned to SST were permitted to retain their original stock options. The cumulative effect of these errors through December 31, 2005 was $7.1 million. In addition, in certain instances the exercise date of cash exercises of stock options appear to have been improperly reported which may have provided tax benefits to such optionees; however, such amounts are not material to our consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Judgment

        In light of the significant judgment used by management in establishing revised measurement dates, alternative approaches to those used by us could have resulted in different stock-based compensation expenses than those recorded in the restated consolidated financial statements. We considered various alternative approaches and believe that the approaches used were the most appropriate under the circumstances.

Costs of Restatement and Legal Activities

        We incurred substantial expenses for legal, accounting, tax and other professional services in connection with the independent review by the Chairman of the Audit Committee, our internal review and the preparation of the December 31, 2006 consolidated financial statements and the restated consolidated financial statements and the derivative litigation. These expenses were approximately $9.1 million from March 31, 2007 through November 30, 2007.

        Additionally, we have reviewed the consequences of issuing in-the-money grants under Section 409A of the Internal Revenue Code and adverse tax consequences will result from our revision of accounting measurement dates for stock options that vest subsequent to December 31, 2004. These adverse tax consequences include a penalty tax payable by the option holder under Internal Revenue Code Section 409A and, as applicable, similar penalty taxes under state tax laws. We are considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A.

        As a result of the errors we identified, we have restated our historical financial statements, from 1997 through 2005, to record $42.0 million of charges related to stock-based compensation and associated payroll tax expense, net of related income tax effects. These errors resulted in after-tax benefits of $3.7 million and $1.8 million for 2004 and 2005, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior through the year ended December 31, 2003 was $47.6 million. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

        The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

Year	Adjustment to Stock-Based Compensation Expense	Adjustment to Payroll Tax Expense (Benefit)	Adjustment to Income Tax Expense (Benefit) Relating to Stock-Based Compensation and Payroll Tax Expense (Benefit)	Adjustment to Stock-Based Compensation Expense (Benefit), Net of Payroll and Income Taxes	Other Adjustments, Net of Income Taxes	Total Restatement Expense (Benefit)
1997	$136	$26	$(57)	$105	$—	$105
1998	209	3	(11)	201	—	201
1999	945	1,987	(40)	2,892	—	2,892
2000	10,964	7,563	(7,464)	11,063	—	11,063
2001	8,478	2,796	(4,027)	7,247	—	7,247
2002	8,297	1,520	(3,832)	5,985	444	6,429
2003	6,809	(1,074)	14,391	20,126	(444)	19,682

Cumulative through December 31, 2003	35,838	12,821	(1,040)	47,619	—	47,619
2004	2,302	(6,041)	—	(3,739)	1,012	(2,727)
2005	683	(2,515)	—	(1,832)	(1,382)	(3,214)

Total	$38,823	$4,265	$(1,040)	$42,048	$(370)	$41,678

        For all periods through December 31, 2005, we have recorded aggregate non-cash stock-based compensation charges of $38.8 million, associated payroll tax charges of $4.3 million and a related income tax benefit of $1.0 million. We also recorded previously immaterial audit differences of $370,000 for all periods through December 31, 2005. Adjustments to stock-based compensation expense include $6,000 of capitalized manufacturing variances for all periods through December 31, 2005. These adjustments had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

        We recorded an income tax benefit of $0 for 2004 and 2005, respectively. The cumulative income tax benefit for periods prior to 2003 was $1.0 million.

        As part of this restatement, we also accrued liabilities and recorded charges to operating costs and expenses for certain payroll tax contingencies related to the incremental stock-based compensation expense in the amount of $16.9 million for all annual periods from 1997 through 2005. We recorded such charges in the amount of $1.6 million and $300,000 for 2004 and 2005, respectively. Upon expiration of the related statute of limitations, we also recorded benefits from the reversal of previously-recorded payroll tax liabilities of $7.7 million and $2.8 million, in 2004 and 2005, respectively. As a result, the net benefit to our statements of income was $6.0 million and $2.5 million for 2004 and 2005, respectively. The cumulative payroll tax expense for periods prior to 2004 was $12.8 million. For those stock option grants that we determined to have incorrect measurement dates for accounting purposes and that we had originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the Internal Revenue Code and the regulations thereunder.

        As a result of the findings of the Chairman, we concluded that we needed to restate our consolidated financial statements and the related disclosures for the years ended December 31, 2004 and 2005. We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Subsequent to the filing of this Annual Report on Form 10-K, we will be filing our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 which contain restated financial statements for the corresponding periods in 2006.

Restatement and Impact on Financial Statements

        The income statement impacts of the restatements are as follows (in thousands):

	Cumulative effect at December 31, 2003	2004	2005	Cumulative effect of Adjustments through December 31, 2005
Net income (loss) as previously reported		$23,929	$(29,838)
Total additional stock-based compensation expense (benefit)	$35,838	2,302	683	$38,823
Payroll tax expense (benefit)	12,821	(6,041)	(2,515)	4,265

Total pre-tax stock-option related adjustments	48,659	(3,739)	(1,832)	43,088
Income tax impact of stock option related adjustments	(1,040)	—	—	(1,040)

Total stock option related adjustments, net of income taxes	47,619	(3,739)	(1,832)	42,048

Adjustment due to change in accounting methodology for ACET	—	572	(573)	(1)

Other adjustments, net of tax	—	440	(809)	(369)

Total expense (benefit)	$47,619	(2,727)	(3,214)	$41,678

Net income (loss), as restated		$26,656	$(26,624)

Change in Accounting Methodology

        In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc. or ACET, a development stage, private company in Taiwan that specializes in advanced semiconductor packaging technology. This investment increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we record our 46.9% interest in ACET's reported net income or loss each reporting period. Upon adoption of the equity method of accounting, we adjusted prior period financial results to reflect the equity method of accounting from the date of the initial investment in accordance with APB No. 18, Accounting for Investments in Common Stock. In the third quarter ended September 30, 2007, we made additional cash investments of $10.3 million, along with other investing enterprises, to bring our total investment to 38.5% of the outstanding equity of ACET at September 30, 2007.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005	Adjustment(1)	December 31, 2005	Adjustment(2)	December 31, 2005
	(As reported)		(As adjusted)		(As adjusted and reported)
ASSETS
Current assets:
Cash and cash equivalents	$77,382	$—	$77,382	$—	$77,382
Short-term available-for-sale investments	1,008	—	1,008	—	1,008
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $758 at December 31, 2005	21,378	—	21,378	—	21,378
Trade accounts receivable—related parties	55,858	—	55,858	—	55,858
Inventories, net	108,343	—	108,343	375	108,718
Other current assets	13,109	—	13,109	—	13,109

Total current assets	277,078	—	277,078	375	277,453

Property and equipment, net	19,415	—	19,415	—	19,415
Long-term available-for-sale investments	39,057	—	39,057	—	39,057
Equity investments, GSMC	83,150	—	83,150	—	83,150
Equity investments, others	12,962	—	12,962	—	12,962
Goodwill	29,637	—	29,637	—	29,637
Intangible assets, net	11,816	—	11,816	—	11,816
Other assets	4,722	—	4,722	—	4,722

Total assets	$477,837	$—	$477,837	$375	$478,212

LIABILITIES
Current liabilities:
Notes payable, current portion	$39	$—	$39	$—	$39
Borrowing under line of credit facility	3,000	—	3,000	—	3,000
Trade accounts payable—unrelated parties	48,660	—	48,660	—	48,660
Trade accounts payable—related parties	21,867	—	21,867	—	21,867
Accrued expenses and other liabilities	17,318	—	17,318	4,263	21,581
Deferred revenue	4,493	—	4,493	—	4,493

Total current liabilities	95,377	—	95,377	4,263	99,640

Other liabilities	2,627	—	2,627	—	2,627

Total liabilities	98,004	—	98,004	4,263	102,267

SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares
Issued and outstanding: none	—	—	—	—	—
Common stock, no par value:
Authorized: 250,000 shares
Issued and outstanding: 102,827 shares at December 31, 2005	377,027	—	377,027	(15,441)	361,586
Additional paid-in capital	—	—	—	53,789	53,789
Unearned stock-based compensation	—	—	—	(558)	(558)
Accumulated other comprehensive income	31,780	—	31,780	—	31,780
Retained earnings (accumulated deficit)	(28,974)	—	(28,974)	(41,678)	(70,652)

Total shareholders' equity	379,833	—	379,833	(3,888)	375,945

Total liabilities and shareholders' equity	$477,837	$—	$477,837	$375	$478,212

(1)
The adjusted consolidated balance sheet for the fiscal year ended 2005 reflects the change in accounting methodology from the cost method to the equity method to account for our investment in ACET. There was no impact to our consolidated balance sheet

(2)
The restated consolidated balance sheet for the fiscal year ended 2005 reflects a $41.7 million increase to accumulated deficit and a $558,000 increase to unearned stock-based compensation due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2004
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$180,234	$—	$180,234	$—	$180,234
Product revenues—related parties	224,497	—	224,497	—	224,497
License revenues—unrelated parties	44,311	—	44,311	—	44,311
License revenues—related parties	156	—	156	—	156

Total net revenues	449,198	—	449,198	—	449,198
Cost of revenues:
Cost of revenues—unrelated parties	135,331	—	135,331	(12)	135,319
Cost of revenues—related parties	186,762	—	186,762	(22)	186,740

Total cost of revenues	322,093	—	322,093	(34)	322,059

Gross profit	127,105	—	127,105	34	127,139

Operating expenses:
Research and development	46,904	—	46,904	(507)	46,397
Sales and marketing	28,295	—	28,295	(759)	27,536
General and administrative	18,292	—	18,292	(1,874)	16,418
Other (Note 5 and Note 12)	7,375	—	7,375	—	7,375

Total operating expenses	100,866	—	100,866	(3,140)	97,726

Income (loss) from operations	26,239	—	26,239	3,174	29,413

Interest income	2,179	—	2,179	—	2,179
Dividend income	882	—	882	—	882
Other income (expense), net	(937)	93	(844)	16	(828)
Interest expense	(110)	—	(110)	110	—
Impairment of equity investments	(509)	—	(509)	—	(509)

Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	27,744	93	27,837	3,300	31,137
Provision for income taxes	3,906	—	3,906	—	3,906
Minority interest	(91)	—	(91)	1	(90)

Income (loss) before pro rata share of loss from equity investments	23,929	93	24,022	3,299	27,321
Pro rata share of loss from equity investments	—	(665)	(665)	—	(665)

Net income (loss)	$23,929	$(572)	$23,357	$3,299	$26,656

Net income (loss) per share—basic	$0.25	$(0.01)	$0.24	$0.04	$0.28

Shares used in per share calculation—basic	95,756		95,756		95,756

Net income (loss) per share—diluted	$0.24	$—	$0.24	$0.03	$0.27

Shares used in per share calculation—diluted	99,143		99,143	182	99,325

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Compensation Charges By Funtional Area:
Cost of revenues	$—	$—	$—	$304	$304
Research and Development	$—	$—	$—	$1,229	$1,229
Sales and Marketing	$—	$—	$—	$312	$312
General and Administrative	$—	$—	$—	$319	$319

	Year ended December 31, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$157,499	$—	$157,499	$—	$157,499
Product revenues—related parties	236,597	—	236,597	—	236,597
License revenues—unrelated parties	35,226	—	35,226	—	35,226
License revenues—related parties	1,577	—	1,577	—	1,577

Total net revenues	430,899	—	430,899	—	430,899
Cost of revenues:
Cost of revenues—unrelated parties	135,188	—	135,188	(272)	134,916
Cost of revenues—related parties	217,940	—	217,940	(439)	217,501

Total cost of revenues	353,128	—	353,128	(711)	352,417

Gross profit	77,771	—	77,771	711	78,482

Operating expenses:
Research and development	49,030	—	49,030	(284)	48,746
Sales and marketing	28,620	—	28,620	(76)	28,544
General and administrative	23,926	—	23,926	(1,546)	22,380
Other (Note 5 and Note 12)	2,945	—	2,945	—	2,945

Total operating expenses	104,521	—	104,521	(1,906)	102,615

Income (loss) from operations	(26,750)	—	(26,750)	2,617	(24,133)

Interest income	1,092	—	1,092	—	1,092
Dividend income	1,645	—	1,645	—	1,645
Other income (expense), net	(948)	481	(467)	—	(467)
Interest expense	(265)	—	(265)	24	(241)
Gain on sale of equity investments	—	—	—	—	—
Impairment of equity investments	(2,240)	1,635	(605)	—	(605)

Income (loss) before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	(27,466)	2,116	(25,350)	2,641	(22,709)
Provision for income taxes	2,449	—	2,449	—	2,449
Minority interest	(77)	—	(77)	—	(77)

Income (loss) before pro rata share of loss from equity investments	(29,838)	2,116	(27,722)	2,641	(25,081)
Pro rata share of loss from equity investments	—	(1,543)	(1,543)	—	(1,543)

Net income (loss)	$(29,838)	$573	$(29,265)	$2,641	$(26,624)

Net income (loss) per share—basic	$(0.29)	$0.01	$(0.29)	$0.03	$(0.26)

Shares used in per share calculation—basic	101,369		101,369		101,369

Net income (loss) per share—diluted	$(0.29)	$0.01	$(0.29)	$0.03	$(0.26)

Shares used in per share calculation—diluted	101,369		101,369		101,369

	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Compensation Charges By Funtional Area:
Cost of revenue	$—	$—	$—	$186	$186
Research and Development	$—	$—	$—	$360	$360
Sales and Marketing	$—	$—	$—	$88	$88
General and Administrative	$—	$—	$—	$49	$49

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31, 2004
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Cash flows from operating activities:
Net income (loss)	$23,929	$(572)	$23,357	$3,299	$26,656
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,445	—	7,445	—	7,445
Purchased in process research and development	5,896	—	5,896	—	5,896
Provision (credits) for doubtful accounts receivable	825	—	825	—	825
Provision for sales returns	1,347	—	1,347	—	1,347
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	35,883	—	35,883	441	36,324
Stock-based compensation expense	—	—	—	2,164	2,164
Pro rata share of loss from equity investment	93	572	665	—	665
Impairment loss on equity investment	509	—	509	—	509
Impairment loss on operating lease	1,479	—	1,479	—	1,479
(Gain) loss on disposal of equipment	(33)	—	(33)	—	(33)
Tax benefit from employee stock stock plans	428	—	428	—	428
Minority interest	(91)	—	(91)	1	(90)
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	(7,113)	—	(7,113)	—	(7,113)
Trade accounts receivable-related parties	8,080	—	8,080	—	8,080
Inventories	(133,622)	—	(133,622)	138	(133,484)
Other current and non-current assets	(3,045)	—	(3,045)	—	(3,045)
Trade accounts payable-unrelated parties	12,422	—	12,422	—	12,422
Trade accounts payable-related parties	25,354	—	25,354	—	25,354
Accrued expenses and other liabilities	7,464	—	7,464	(6,043)	1,421
Deferred revenue	(1,242)	—	(1,242)	—	(1,242)

Net cash provided by (cash used) in operating activities	(13,992)	—	(13,992)	—	(13,992)

Cash flows from investing activities:
Acquisitions, net of cash	(18,443)	—	(18,443)	—	(18,443)
Investments in equity securities	(43,839)	—	(43,839)	—	(43,839)
Purchase of property and equipment	(8,042)	—	(8,042)	—	(8,042)
Proceeds from sale of equipment	33	—	33	—	33
Purchases of available-for-sale investments	(47,590)	—	(47,590)	—	(47,590)
Sales and maturities of available-for-sale and equity investments	91,869	—	91,869	—	91,869

Net cash provided by (used in) investing activities	(26,012)	—	(26,012)	—	(26,012)

Cash flows from financing activities:
Debt repayments	(393)	—	(393)	—	(393)
Issuance of shares of common stock	5,545	—	5,545	—	5,545
Repurchase of common stock	(14,853)	—	(14,853)	—	(14,853)
Minority interest: capital contribution in cash	820	—	820	—	820

Net cash provided by (used in) financing activities	(8,881)	—	(8,881)	—	(8,881)

Net increase (decrease) in cash and cash equivalents	(48,885)	—	(48,885)	—	(48,885)
Cash and cash equivalents at beginning of period	84,250	—	84,250	—	84,250

Cash and cash equivalents at end of period	$35,365	—	$35,365	—	$35,365

Supplemental disclosure of cash flow information:
Cash received for interest	$2,146		$2,146		$2,146
Cash paid for interest	$82		$82		$82
Net cash paid for (received from) income taxes	$2,798		$2,798		$2,798
Common stock issued in connection with acquisitions	$22,074		$22,074		$22,074

During the year ended December 31, 2004, we issued approximately 3.0 million shares of common stock in connection with the acquisition of G-Plus.

	Year Ended December 31, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Cash flows from operating activities:
Net income (loss)	$(29,838)	$573	$(29,265)	$2,641	$(26,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,955	—	9,955	—	9,955
Purchased in process research and development	1,661	—	1,661	—	1,661
Provision (credits) for doubtful accounts receivable	(424)	—	(424)	—	(424)
Provision for sales returns	2,051	—	2,051	—	2,051
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	37,304	—	37,304	(809)	36,495
Stock-based compensation expense	—	—	—	567	567
Pro rata share of loss from equity investment	481	1,062	1,543	—	1,543
Impairment loss on equity investment	2,240	(1,635)	605	—	605
(Gain) loss on disposal of equipment	74	—	74	—	74
Minority interest	(77)	—	(77)	—	(77)
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	2,101	—	2,101	—	2,101
Trade accounts receivable-related parties	(22,480)	—	(22,480)	—	(22,480)
Inventories	4,906	—	4,906	116	5,022
Other current and non-current assets	4,037	—	4,037	—	4,037
Trade accounts payable-unrelated parties	(6,729)	—	(6,729)	—	(6,729)
Trade accounts payable-related parties	(14,015)	—	(14,015)	—	(14,015)
Accrued expenses and other liabilities	(9,847)	—	(9,847)	(2,515)	(12,362)
Deferred revenue	2,105	—	2,105	—	2,105

Net cash provided by (cash used) in operating activities	(16,495)	—	(16,495)	—	(16,495)

Cash flows from investing activities:
Acquisitions, net of cash	(7,406)	—	(7,406)	—	(7,406)
Investments in equity securities	(333)	—	(333)	—	(333)
Purchase of property and equipment	(6,443)	—	(6,443)	—	(6,443)
Proceeds from sale of equipment	4	—	4	—	4
Purchases of available-for-sale investments	(22,026)	—	(22,026)	—	(22,026)
Sales and maturities of available-for-sale and equity investments	89,003	—	89,003	—	89,003

Net cash provided by (used in) investing activities	52,799	—	52,799	—	52,799

Cash flows from financing activities:
Debt repayments	(439)	—	(439)	—	(439)
Borrowing against line of credit	3,000	—	3,000	—	3,000
Repayments on line of credit	(575)	—	(575)	—	(575)
Issuance of shares of common stock	3,727	—	3,727	—	3,727

Net cash provided by (used in) financing activities	5,713	—	5,713	—	5,713

Net increase (decrease) in cash and cash equivalents	42,017	—	42,017	—	42,017
Cash and cash equivalents at beginning of period	35,365	—	35,365	—	35,365

Cash and cash equivalents at end of period	$77,382	—	$77,382	—	$77,382

Supplemental disclosure of cash flow information:
Cash received for interest	$1,571		$1,571		$1,571
Cash paid for interest	$122		$122		$122
Net cash paid for (received from) income taxes	$2,623		$2,623		$2,623
Common stock issued in connection with acquisitions	$14,722		$14,722		$14,722

During the year ended December 31, 2005, we issued approximately 4.4 million shares of common stock in connection with the acquisition of Actrans Inc.

        The impact of the restatement on the SFAS No. 123 proforma disclosures is as follows (in thousands, except per share data)

	Year Ended December 31, 2004
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net income	$23,929	$(572)	$23,357	$3,299	$26,656
Add: stock-based employee compensation expense included in reported net income (as adjusted and restated), net of related tax effects	—	—	—	2,302	2,302
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,036)	—	(9,036)	(748)	(9,784)

Pro forma net income	$14,893	$(572)	$14,321	$4,853	$19,174

Basic loss per share
As reported:	$0.25		$0.24		$0.28
Pro forma:	$0.16		$0.14		$0.20
Diluted net loss per share
As reported:	$0.24		$0.24		$0.27
Pro forma:	$0.15		$0.14		$0.19
	Year Ended December 31, 2005
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net loss	$(29,838)	$573	$(29,265)	$2,641	$(26,624)
Add: stock-based employee compensation expense included in reported net income (as adjusted and restated), net of related tax effects	—	—	—	683	683
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,612)	—	(8,612)	(616)	(9,228)

Pro forma net loss	$(38,450)	$573	$(37,877)	$2,708	$(35,169)

Basic loss per share
As reported:	$(0.29)		$(0.29)		$(0.26)
Pro forma:	$(0.38)		$(0.37)		$(0.35)
Diluted net loss per share
As reported:	$(0.29)		$(0.29)		$(0.26)
Pro forma:	$(0.38)		$(0.37)		$(0.35)

(1)
The adjusted consolidated income statement for 2004 and 2005 reflects the change in accounting methodology from the cost method to the equity method of accounting for our investment in ACET.

(2)
The restated consolidated income statement for 2004 and 2005 reflects additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the impact of other adjustments that were previously considered to be immaterial.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Available-for-Sale Investments:

        The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2006 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$28,279	$—	$(9)	$28,270
Government bonds and notes	51,422	—	(6)	51,416
Foreign listed equity securities	6,482	31,181	—	37,663

Total bonds, notes and equity securities	$86,183	$31,181	$(15)	$117,349

Less amounts classified as cash equivalents				(32,960)

Total short and long-term available-for-sale investments				$84,389

Contractual maturity dates for investments in bonds and notes:
Less than one year				71,795
One to five years				7,891

				$79,686

        The unrealized gains and losses as of December 31, 2006 are recorded in accumulated other comprehensive income, net of tax.

        Market values were determined for each individual security in our investment portfolio. The declines in value of the bonds and notes primarily relate to changes in the interest rates and are considered temporary in nature. With respect to our foreign listed equity securities, our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities have experienced an other than temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company's cash position, earnings and revenue outlook, stock price performance over the past six months, liquidity, management and ownership. If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations.

        The fair value of available-for-sale investments as of December 31, 2005 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$67	$—	$—	$67
Government bonds and notes	5,632	—	(1)	5,631
Foreign listed equity securities	7,283	31,774	—	39,057

Total bonds, notes and equity securities	$12,982	$31,774	$(1)	$44,755

Less amounts classified as cash equivalents				(4,690)

Total short and long-term available-for-sale investments				$40,065

        Contractual maturity dates of our available-for-sale investments for debt and marketable securities are due in one year or less. All of these securities are classified as current as they are expected to be realized in cash, sold or consumed during the normal operating cycle of our business. At December 31,

2005 the balance of these investments was $1.0 million. The unrealized gain as of December 31, 2005 is recorded in accumulated other comprehensive income, net of tax.

4. Balance Sheet Detail (in thousands):

Trade accounts receivable comprise:

	December 31,
	2005	2006
Trade accounts receivable	$79,571	$66,513
Allowance for sales returns	(1,577)	(1,458)
Allowance for doubtful accounts	(758)	(112)

	$77,236	$64,943

Inventories, net, comprise:

	December 31,
	2005 (as restated)	2006
Raw materials	$65,779	$53,683
Work in process	6,491	3,307
Finished goods	29,450	10,951
Finished goods inventories held at logistics center	6,998	5,942

	$108,718	$73,883

Other current assets comprise:

	Year Ended December 31,
	2005 (as restated)	2006
Refundable income tax	$5,776	$19
Other current assets	7,333	9,055

	$13,109	$9,074

Property and Equipment comprise:

	December 31,
			Estimated Useful Lives
	2005	2006
Land	$959	$959
Building	2,786	3,503	Forty years
Equipment	17,430	18,643	Four years
Computer and design hardware	14,205	15,856	Three years
Software(1)	15,724	16,592	Three years
Vehicles	47	47	Five years
Furniture and fixtures	1,973	2,050	Seven years
Leasehold improvements	8,037	8,218	(2)

	61,161	65,868
Less accumulated depreciation	(42,463)	(46,617)

	18,698	19,251
Construction in progress	717	262

	$19,415	$19,513

(1)
Includes capitalized leases of $1,965 and $2,452 at 2005 and 2006

(2)
Seven years or remaining lease term, whichever is less

        Depreciation expense was $6.6 million, $6.1 million and $6.5 million including depreciation on capitalized leases of $457,000, $498,000 and $1.8 million for 2004, 2005 and 2006, respectively.

Accrued liabilities comprise:

	December 31,
	2005 (as restated)	2006
Accrued compensation and related items	$10,197	$9,774
Accrued adverse purchase commitments	1,752	119
Accrued commission	2,762	2,004
Accrued income taxes	1,319	5,644
Accrued warranty	803	298
Other accrued liabilities	4,748	6,276

	$21,581	$24,115

        Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2008 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $46.0 million. We have not recorded any liabilities as of December 31, 2006 related to these indemnities as no such claims have been made or asserted.

Accrued warranty:

	Year Ended December 31,
	2005	2006
Beginning balance	$3,826	$803
Provisions for warranty	2,270	2,133
Change in estimate of prior period accrual	(1,342)	—
Consumption of reserves	(3,951)	(2,638)

Ending balance	$803	$298

        Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. The change in the estimate of prior period accrual for the year ended December 31, 2005 related to rescreening work related to two specific customers. The work was completed during the year ended December 31, 2005 and, consequently, we revised our estimate and decreased provisions for warranty by $1.3 million.

5. Commitments

        We lease our corporate facilities under non-cancelable operating leases that expire in 2007 through 2026. We believe we have adequate leased facilities to support our operations for at least the next twelve months. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real property taxes, utilities and other costs. Rent expense was $5.0 million, $4.2 million and $3.7 million in 2004, 2005 and 2006, respectively. Capital leases are recorded in property, plant and equipment.

        Future minimum lease payments at December 31, 2006 are as follows (in thousands):

	Capital Lease	Operating Lease
2007	$1,221	$3,562
2008	899	3,434
2009	576	3,359
2010	—	959
2011	—	56
Thereafter	—	270

	$2,696	$11,640

Less: Imputed interest	(244)

Present value of minimum lease payments	$2,452

6. Contingencies:

        In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers alleging insider trading and manipulation of stock prices, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liaison counsel, respectively, for the class. Lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005, which the Court dismissed with leave to amend on March 10, 2006. Plaintiff filed a second amended complaint on May 1, 2006, again seeking unspecified damages for alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We responded with a motion to dismiss on June 19, 2006. On March 9, 2007, the Court issued an Order granting our motion to dismiss, with prejudice, and on March 12, 2007 entered a judgment that plaintiffs take nothing and the action be dismissed on the merits. Lead plaintiff filed a notice of appeal but did not follow through and by stipulation, the suit was dismissed.

        In January and February 2005, following the filing of the putative class actions, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The factual allegations of these complaints were substantially identical to those contained in the putative shareholder class actions filed in federal court. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of the putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage

Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

        On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have 21 days to file a second amended consolidated complaint. On April 27, 2007 the court granted the parties stipulation staying this action until we publicly announce the results of the investigation into our historical stock option practices, at which time plaintiffs shall have twenty-one days to file a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have twenty-one days to file an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

        On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a "Compact ISA-bus Interface". The plaintiff seeks a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2006.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Lines of Credit

        On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of December 31, 2006. The loan agreement was amended in August 2007 to mature in October 2007 as well as waive covenants, which we were in violation of, requiring us to file timely SEC documents Form 10-K for December 31, 2006 as well as Forms 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. We did not renew this line after its expirations. The line of credit was intended to be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at December 31, 2006). The line of credit is collateralized by substantially all of our assets other than intellectual property. The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. As of December 31, 2006, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for a line of credit with Bank of America in China. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of December 31, 2006.

        On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million US dollars. This line expired and was replaced on August 07, 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (6.21% at September 30, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, SST has to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. As of September 30, 2007, SST China Limited has drawn RMB 32 million at the interest rate of 5.427%. We were in compliance with all terms of this facility agreement at September 31, 2007.

8. Investments in Equity-method Affiliate

        In September 2006, we invested an additional $15.9 million in our affiliate ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our 46.9% interest in ACET's reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. The impact of the adjustment of the cost of changing to equity method accounting is disclosed in Note 2. As of December 31, 2006, the carrying value of our investment in ACET was $14.9 million. The difference between our carrying value and our percentage of ACET's net assets is $2.0 million, a majority of which relates to intangibles recorded as part of the September 2006 investment, which is being amortized to the income statement in "pro rata share of loss in equity investments" over the estimated useful life of the intangible assets. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007.

        ACET prepares their financial statements in accordance with Generally Accepted Accounting Principals in the Republic of China (ROC). Condensed financial data for ACET for the years ended December 31, 2006, 2005 and 2004 are summarized below (in thousands).

Under US GAAP
Financial data for 2006
Current assets	$17,984
Other assets	24,837

Total Assets	$42,821

Current liabilities	$5,841
Other liabilities	8,599
Shareholders' equity	28,381

Total liabilities and shareholders' equity	$42,821

Net revenues	$539
Gross loss	$(7,134)
Operating income (loss)	$(11,209)
Net income (loss)	$(10,871)
Financial data for 2005
Current assets	$8,869
Other assets	25,740

Total Assets	$34,609

Current liabilities	$4,750
Other liabilities	9,027
Shareholders' equity	20,832

Total liabilities and shareholders' equity	$34,609

Net revenues	$208
Gross loss	$(7,890)
Operating income (loss)	$(10,693)
Net income (loss)	$(11,140)
Financial data for 2004
Net revenues	$604
Gross loss	$(6,367)
Operating income (loss)	$(7,899)
Net income (loss)	$(8,120)

9. Goodwill and Intangible Assets:

        Our goodwill and intangible assets include $16.5 million of amortizing intangible assets from acquisitions made in 2004 and 2005 and $1.7 million of purchased intellectual property. Certain of our acquisitions also gave rise to $29.2 million of aggregate goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

        As of December 31, 2006, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$5,413	$6,378
Intellectual property	1,693	—	1,693
Trade name	1,198	552	646
Customer relationships	1,857	1,027	830
Backlog	811	811	—
Non-Compete Agreements	810	417	393

	$18,160	$8,220	$9,940

        As of December 31, 2005, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$2,830	$8,961
Trade name	1,198	313	885
Customer relationships	1,857	528	1,329
Backlog	811	806	5
Non-Compete Agreements	810	174	636

	$16,467	$4,651	$11,816

        All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life between three and five years and will begin amortization in 2007. Trade names and backlogs have been assigned useful lives of five years and one year, respectively. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense was $796,000, $3.9 million and $3.6 million in 2004, 2005 and 2006, respectively.

        Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2007	$3,734
2008	3,617
2009	2,155
2010	368
2011 and after	66

$9,940

        Goodwill by segment is allocated as follows (in thousands);

	Year Ended December 31,
	2005	2006
Memory	$2,266	$2,266
Non-Memory	16,150	15,726
Licensing Technology	11,221	11,221

	$29,637	$29,213

        For the year ended December 31, 2006, the adjustment to goodwill was a $424,000 decrease due to the realization of previously reserved net operating losses acquired in the G-Plus acquisition.

10. Stock-based Compensation:

Employee Stock Purchase Plan

        Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance. Through July 31, 2005, the Purchase Plan provided for eligible employees to purchase shares of common stock at a price equal to 85% of the fair market value of our common stock on the date of the purchase, or, if lower, 85% of the fair market value of our common stock six months after the grant date, by withholding up to 10 percent of their annual base earnings. Since July 31, 2005, the Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. At December 31, 2006, 641,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the twelve months ended December 31, 2005 and 2006 were 769,000 and 485,000, respectively.

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

Directors' Stock Option Plan

        Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan. In April 2005, the Board of Directors amended the Directors' Plan. Pursuant to the Directors' Plan, upon each non-employee director's initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. Previously, each such initial stock option was fully vested and exercisable upon grant. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. Previously, each non-employee director received a fully vested annual stock option grant for 18,000 shares of common stock. The options expire ten years after the date of grant. As of December 31, 2006, the Directors' Plan had 169,000 shares available for grant.

        Compensation expense is recognized as follows: we amortize stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

        The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock on the last day of each six-month offering period. The compensation is the difference between the fair value and purchase price on the date of purchase.

        The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

        The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2004	2005	2006
	As Restated	As Restated
Cost of goods sold	$492	$186	$516
Research and development	1,289	360	3,753
Sales and marketing	312	88	1,214
General and administrative	259	49	2,372

Effect on pre-tax income	2,302	683	7,855
Tax effect of stock-based compensation expense	—	—	—

Effect on net income	$2,302	$683	$7,855

        Stock-based compensation of $122,000, $6,000 and $164,000 was capitalized in inventory as of December 31, 2004, 2005 and 2006, respectively. Stock-based compensation amounts charged against income in 2004 and 2005 were based on the provisions of APB No. 25, and reflect the restatement discussed in Note 2. The 2006 amounts reflect the application of SFAS No. 123(R). SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the "modified prospective application" transition method, the prior year statements of cash flows have not been restated to reflect the tax benefit of options, if any. The tax benefit from the exercise of options was $0 for year ended December 31, 2006.

Stock Option Plans

        Pursuant to our Equity Incentive Plan and Directors' Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule with a maximum contractual term of ten years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical performance of our common stock. The expected term of the options granted during 2006 is 6.0 years calculated using the simplified method allowed under Staff Accounting Bulletin No. 107 Share-Based Payment, or SAB No. 107.

        We use historical volatility as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life described in the SAB No. 107. If we determined that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

        The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

Year Ended December 31, 2006
Risk-free interest rate	4.3% - 5.2%
Dividend yield	0.0%
Expected volatility	77.0% - 82.6%
Expected life	6.0 years

        The following is a summary of all option activity for the three years ended December 31, 2006 (options in thousands):

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value as of December 31, 2006
Outstanding at December 31, 2003	6,111	10,147	$7.79	6.48
Granted	(2,395)	2,395	$8.15
Exercised	—	(1,067)	$2.33
Forfeited	254	(254)	$7.13
Expired	190	(190)	$16.72

Outstanding at December 31, 2004	4,160	11,031	$8.23	7.49

Granted	(2,469)	2,469	$4.24
Exercised	—	(342)	$2.10
Forfeited.	1,171	(1,171)	$9.91
Expired	300	(300)	$10.84

Outstanding at December 31, 2005	3,162	11,687	$7.33	6.33

Granted	(2,158)	2,158	$4.16
Exercised	—	(317)	$2.59
Forfeited	667	(667)	$6.01
Expired	765	(765)	$11.82

Outstanding at December 31, 2006	2,436	12,096	$6.68	6.04	$7,463

Vested and Expected to Vest at December 31, 2006		11,809	$6.73	5.94	$7,384

Options Exercisable at December 31, 2006		7,543	$7.59	4.39	$6,282

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.44 - $2.00	1,318	1.19	$1.15	1,318	$1.15
$2.08 - $3.60	1,451	6.78	$2.99	723	$2.63
$3.65 - $4.38	1,183	7.47	$3.88	614	$3.74
$4.41 - $4.46	1,175	7.56	$4.43	504	$4.45
$4.51 - $4.90	1,391	8.36	$4.75	301	$4.67
$4.96 - $6.48	1,456	7.11	$5.72	618	$5.49
$6.66 - $8.63	1,290	6.74	$7.74	854	$7.89
$8.75 - $11.00	1,227	5.32	$9.67	1,104	$9.68
$11.17 - $21.04	1,275	4.36	$15.70	1,176	$15.90
$22.04 - $29.44	330	3.47	$25.25	331	$25.25

$0.44 - $29.44	12,096	6.04	$6.68	7,543	$7.59

Year Ended December 31, 2006
Weighted average grant date fair value of options granted	$3.02
Total fair value of shares vested	$8,033,209
Total intrinsic value of options exercised	$586,824
Total cash received from employees as a result of employee stock option excercises and employee stock plan purchases	$2,743,653

        We settle stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than the options described above as of December 31, 2006.

        Total unrecognized compensation expense from stock options was $10.4 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.61 years.

Pro Forma Information under SFAS 123 for the period prior to 2006

        For years ended December 31, 2005 and 2004, we applied the intrinsic value method of accounting for stock options prescribed by APB No. 25. The impact on our net income (loss) that would have been reported if compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123, is disclosed in Note 2.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple options pricing model. We used the following assumptions for the years ended December 31, 2004 and 2005, respectively.

	Year Ended December 31,
	2004	2005
Risk-free interest rate	2.7 - 3.9%	3.7 - 4.2%
Expected term of option	5 Years	5 Years
Expected volatility	94%	84%
Expected dividend yield	0%	0%

        Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

11. Shareholders' Equity:

Authorized Capital Shares:

        Our authorized capital shares consist of 250.0 million shares of common stock and 7.0 million shares of preferred stock. Of the preferred stock, 450,000 shares have been designated as series A junior participating preferred stock. All of our capital shares have no par value.

Share Purchase Rights Plan:

        We have a Share Purchase Rights Plan, adopted in May 1999 and subsequently amended, in which preferred stock rights were distributed as a rights dividend at a rate of one right for each share of common stock held as of the close of business on May 27, 1999. Preferred stock rights will also be issued with any new issuance of common shares. Each right entitles the registered holder under certain circumstances to purchase from us one three-hundredth (one-third of one one-hundredth) of a share of series A junior participating preferred stock. Until the occurrence of certain events the preferred stock rights will be transferable with and only with our common stock. The effect will be to discourage acquisitions of more than 15 percent of our common stock without negotiations with our Board of Directors. The rights expire May 3, 2009.

12. Net Income (Loss) Per Share

        A reconciliation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands except for per share data):

	Year ended December 31,
	2004	2005	2006
	(As adjusted and restated)	(As adjusted and restated)
Numerator—basic
Net income (loss)	$26,656	$(26,624)	$(20,777)

Denominator—basic
Weighted average common stock outstanding	95,756	101,369	103,355

Basic net income (loss) per share	$0.28	$(0.26)	$(0.20)

Denominator—diluted
Weighted average common stock outstanding	95,756	101,369	103,355
Dilutive potential of common stock equivalents:
Options	3,387	—	—

	99,325	101,369	103,355

Diluted net income (loss) per share	$0.27	$(0.26)	$(0.20)

        Stock options to purchase approximately 5.4 million shares of common stock with a weighted average price of $13.03 were excluded from the computation of diluted net income per share for 2004 because the exercise price of the options exceeded the average fair market value of the stock for 2004. Stock options to purchase 12.1 million and 11.7 million shares of common stock with weighted average prices of $6.68 and $7.33, respectively, were outstanding at December 31, 2005 and 2006 but were not included in the computation of diluted net loss per share because we incurred net losses in both years.

13. Other Operating Expenses:

        Other operating expenses comprised (in thousands):

	Year Ended December 31,
	2004	2005	2006
Operating lease impairment	$1,479	$—	$—
In-process research and development	5,896	1,695	—
Atmel Settlement	—	1,250	—

	$7,375	$2,945	$—

        Operating lease impairment.    During the second quarter of 2004, we recorded a period charge to other operating expense of $1.5 million relating to an operating lease for an abandoned building. This charge represents the estimated difference between the total discounted future sublease income and our discounted lease commitments relating to this building. At December 31, 2005, our remaining liability was $4,000. At December 31, 2006, there was no remaining liability.

        In-process research and development.    A portion of the purchase price of each acquisition was allocated to in-process research and development and immediately expensed. For 2004, our acquisitions of G-Plus and Emosyn resulted in expensing in-process research and development of $3.9 million and $2.0 million, respectively. For 2005, the amount of in-process research and development expensed for the Actrans Systems Inc and minority interest of Emosyn acquisitions was $1.5 million and $190,000, respectively.

        Atmel Settlement.    In 2005, we paid Atmel $1.25 million in settlement fees for the '903 patent lawsuit.

14. Impairment of Equity Investments:

        During the fourth quarter of 2006, we reviewed the carrying value of our equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, for impairment. During this review, we became aware of certain pending equity transactions at a price per share expected to be below our then carrying value. We considered this impairment to be other than temporary and, accordingly, recorded an impairment charge related to GSMC of approximately $40.6 million. We owned 9.8% of the equity of Grace at December 31, 2006.

        In the first quarter of 2006, we determined our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on loan payments to certain of its business partners and is now in the process of discontinuing operations. We could not conclude that the value of our investment would be recovered. Consequently, we wrote off our investment of $3.3 million along with a loan of $225,000.

        During 2005 and 2004 we recorded impairment charges on our equity investments of $605,000 and $509,000, respectively. During the fourth quarter of 2005, we wrote down our investment in Advanced Chip Engineering Technology, or ACET, as they intended on issuing an additional round of equity financing at a lower per share price than our existing carrying value. We could not conclude that the price of ACET stock would rise in the foreseeable future. Consequently, we recorded an impairment charge of $605,000 on our existing investment. During 2004, we recognized a $509,000 loss from the impairment of our investment in Insyde because its stock price had declined below the acquisition cost for more than six months. The impairment was considered to be "other-than-temporary" in nature, thus the investment value was permanently written down to fair value.

15. Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	For the Year Ended December 31,
	2005	2006
	(As adjusted and restated)
Net loss	$(26,624)	$(20,777)
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	15,259	(608)
Change in cumulative translation adjustment	(21)	109

Total comprehensive income	$(11,386)	$(21,276)

        The components of accumulated other comprehensive income are as follows (in thousands):

	Balances as of
	December 31, 2005	December 31, 2006
Components of accumulated other comprehensive income as restated and adjusted
Net unrealized gains on investments, net of tax	$31,774	$31,166
Cumulative translation adjustment	6	115

	$31,780	$31,281

16. Income Taxes:

        The provision for income taxes reflected in the Statements of Operations for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
	As restated and adjusted
Income (loss) before income taxes:
US	$40,559	$12,327	$22,054
Foreign	(9,422)	(35,036)	(32,438)

	31,137	(22,709)	(10,384)

	Year ended December 31,
	2004	2005	2006
	As restated and adjusted
Current:
Federal	$736	$6	$3,858
State	2	7	83
Foreign	3,168	2,024	2,829

	$3,906	$2,037	$6,770

Deferred:
Federal	—	412	424
State	—	—	—

	—	412	424

	$3,906	$2,449	$7,194

        Our effective tax rate (benefit)/provision differs from the statutory federal income tax rate as shown in the following schedule:

	Year ended December 31,
	2004	2005	2006
	As restated and adjusted
United States statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	—	0.3	1.1
Foreign taxes, net	11.6	49.9	135.4
Research and development credit	(3.6)	(10.8)	(15.0)
Tax exempt interest	(2.3)	(0.8)	(1.9)
Change in estimated tax contingency	(1.3)	3.3	20.9
Change in valuation allowance	(29.4)	2.9	(72.5)
Write offs	4.4	—	—
SFAS No. 123(R) Expense	—	—	22.2
Equity method adjustment	—	—	10.0
Other	(1.9)	1.0	4.1

	12.5%	10.8%	69.3%

        As of December 31, 2005 and 2006 our deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2005	2006
	As Restated
Allowance for excess and obsolete inventory	$131	$196
Allowance for sales returns	29	89
Allowance for doubtful accounts	34	1
Stock option expenses	7,864	6,355
Other	2,080	2,027
Capitalized research and development	1,108	932
Net operating loss carry-forwards	9,492	7,032
Depreciation	853	2,079
Tax credits	27,626	15,493
Employment tax accrual	1,224	823

Total deferred tax asset	50,441	35,027

Valuation allowance	(49,871)	(34,670)
Acquired intangibles	(570)	(357)

	$—	$—

        During 2005 and 2006, we maintained a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        In 2006, as a result of the adoption of SFAS No. 123(R), we chose to reverse both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss or tax attributes that represent excess tax benefits from stock-based awards. In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company's consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS No. 123(R) prohibits recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable. Accordingly, in 2006, we reversed the deferred tax asset and the offsetting valuation allowance relating to excess tax benefits for stock-based compensation deductions. Such unrecognized deferred tax benefits totaled $2.8 million as of December 31, 2006 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.

        The valuation allowance as of December 31, 2006 included deferred tax assets acquired in the Acquisition of G-Plus and Actrans. Future reversals of this valuation allowance will be recorded first as reductions to the basis of goodwill, follow by reductions of any remaining acquired intangible assets. Thereafter, any remaining valuation allowance reduction will be recorded as income tax benefit during the period in which the valuation allowance is reversed. In December 2007, the FASB issued Statement of Financial Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). In part, SFAS No. 141(R) provides that any valuation allowance reversed after adoption will be recorded as an income tax benefit. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt this standard beginning January 1, 2009. At this time we can not estimate the impact on the financial statements.

        At December 31, 2006, we had $9.2 million of federal net operating loss carry forward and had state net operating loss carry forward of $12.2 million. The federal net operating loss expires between 2020 to 2027. The state net operating loss expires between 2006 to 2017. The net operating loss is subject to limitations due to ownership changes. At December 31, 2006, we had available research and development credit carry forwards for federal and state income tax purposes of $6.2 million and $10.0 million, respectively. The federal carry forwards expire between 2007 and 2027. The state carry forwards has no expiration dates.

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

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN No. 48. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN No. 48 at the beginning of fiscal 2007. We expect an adjustment to retained earnings representing a decrease of approximately $3.2 million.

17. Segment Reporting:

        One of our key objectives is the further development of our non-memory business. Our objective is to transform SST from a pure play in flash memory to become a multi-product line semiconductor company and a leading licensor of embedded flash technology. As a consequence, the operating results that our chief operating decision maker reviews to make decisions about resource allocations and to assess performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with these changes and how management reviews and evaluates the operating performance of the company and accordingly, the new segments include Memory Products, Non-Memory Products and Technology Licensing.

        Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash or MPF family, the Multi-Purpose Flash Plus or MPF+ family, the Concurrent

SuperFlash or CSF family, the Firmware Hub or FWH family, the Serial Flash family, the ComboMemory family, the Many-Time Programmable or MTP family, and the Small Sector Flash or SSF family.

        Our Non-Memory Products segment is comprised of all other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency ICs and modules, NAND controllers and NAND-controller based modules.

        Technology Licensing includes both license fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

        We do not allocate operating expenses, interest and other income/expense, interest expense, impairment of equity investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses are beneficial in evaluating segment performance. Additionally, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics.

        The following table shows our product revenues and gross profit (loss) for each segment (in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
	Revenues	(as restated) Gross Profit	Revenues	(as restated) Gross Profit	Revenues	Gross Profit
Memory	$374,553	$77,110	$331,719	$26,277	$350,156	$64,156
Non-Memory	30,178	5,562	62,377	15,370	65,285	17,642
Technology Licensing	44,467	44,467	36,835	36,835	37,068	37,068

	$449,198	$127,139	$430,899	$78,482	$452,509	$118,866

        Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

	Year ended December 31, (Amount in thousands)
	2004	2005	2006
United States	$32,833	$21,261	$24,173
Europe	28,863	32,008	32,381
Japan	35,233	26,455	40,752
Korea	36,715	32,702	30,734
Taiwan	125,491	74,753	97,552
China (including Hong Kong)	148,100	208,658	193,674
Other Asian Countries	41,963	35,062	33,243

	$449,198	$430,899	$452,509

        Foreign revenue is based on the country to which the product is shipped by us or our logistics center. The locations and net book value of our property and equipment as follows:

	December 31,
	2005	2006
United States	$14,692	$13,777
China	3,111	2,525
Taiwan	1,273	2,814
Other	339	397

	$19,415	$19,513

18. Equity Investments and Related Party Reporting:

        Equity investments comprise (in thousands):

	December 31, 2006
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value
Advanced Chip Engineering Technology Inc	$15,090	$—
Apacer Technology, Inc.	4,357	—
Grace Semiconductor Mfg. Corporation	42,550	—
Insyde Software Corporation(1)	448	538
King Yuan Electronics Company, Limited	—	3,519
EoNex	3,000	—
Powertech Technology, Incorporated	—	26,311
Professional Computer Technology Limited(2)	768	7,295
Silicon Technology Co., Ltd	939	—
Other	856	—

	$68,008	$37,663

	December 31, 2005
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value
Advanced Chip Engineering Technology Inc	$1,772	$—
Apacer Technology, Inc.	4,357	—
Grace Semiconductor Mfg. Corporation	83,150	—
Insyde Software Corporation(1)	448	543
King Yuan Electronics Company, Limited	—	4,296
Nanotech	3,316	—
Powertech Technology, Incorporated	445	26,537
Professional Computer Technology Limited(2)	807	7,681
Silicon Technology Co., Ltd	939	—
Other	878	—

	$96,112	$39,057

	December 31, 2005
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value	Total Equity Investment
Advanced Chip Engineering Technology Inc	$1,772	$—	$1,772
Apacer Technology, Inc.	4,357	—	4,357
Grace Semiconductor Mfg. Corporation	83,150	—	83,150
Insyde Software Corporation(1)	448	543	991
King Yuan Electronics Company, Limited	—	4,296	4,296
Nanotech	3,316	—	3,316
Powertech Technology, Incorporated	445	26,537	26,982
Professional Computer Technology Limited(2)	807	7,681	8,488
Silicon Technology Co., Ltd	939	—	939
Other	878	—	878

	$96,112	$39,057	$135,169

(1)
Includes $133,000 in convertible bonds for 2005 and 2006.

(2)
Includes $1.7 million in convertible bonds for 2005 and 2006.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table is a summary of our related party revenues and purchases (in thousands):

	Revenues
	For the years ended December 31,
	2004	2005	2006
Silicon Technology Co., Ltd	$7,943	$3,711	$1,279
Apacer Technology, Inc. & related entities	2,359	2,180	3,087
Silicon Professional Technology Ltd	214,195	230,706	245,332
Grace Semiconductor Manufacturing Corp	156	1,577	1,480

	$224,653	$238,174	$251,178

	Purchases
	For the years ended December 31,
	2004	2005	2006
Apacer Technology, Inc. & related entities	$707	$—	$—
Grace Semiconductor Manufacturing Corp	59,278	45,373	69,153
King Yuan Electronics Company, Limited	38,248	34,882	30,550
Advanced Chip Engineering Technology Inc.	—	—	84
Powertech Technology, Incorporated	14,718	15,111	16,159

	$112,951	$95,366	$115,946

        The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	Trade Accounts Receivable		Accounts Payable and Accruals
	December 31,		December 31,
	2005	2006	2005	2006
Silicon Technology Co., Ltd	$370	$136	$—	$—
Apacer Technology, Inc. & related entities	237	570	—	—
Advanced Chip Engineering Technology Inc	—	—	—	84
Professional Computer Technology Limited	—	—	123	59
Silicon Professional Technology Ltd	53,785	44,750	846	686
Grace Semiconductor Manufacturing Corp	1,466	105	4,949	17,955
King Yuan Electronics Company, Limited	—	—	10,004	10,421
Powertech Technology, Incorporated	—	—	5,945	7,305

	$55,858	$45,561	$21,867	$36,510

        In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939,000 in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Silicon Technology's board of directors. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. At December 31, 2006, our investment, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology. Our sales to Silicon Technology were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We are not obligated to provide Silicon Technology with any additional financing.

        In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, a memory module manufacturer and vendor of SST, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. Our total investment was written down to $4.4 million during 2002. At December 31, 2006, our investment represented 9.5% of the outstanding equity of Apacer. Our sales to the related Apacer entities were made at prevailing market prices and the payment terms are consistent with the payment terms extended to our other customers. We do not have a long-term contract with Apacer to supply us with products. If Apacer were to terminate its relationship with us, we believe that we would be able to procure the necessary products from other manufacturing subcontractors. We are not obligated to provide Apacer with any additional financing. We account for Apacer with the cost method of accounting.

        In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT's board of directors. PCT is one of our top three stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2006. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In February 2004, we purchased $1.7 million of PCT's European convertible bonds. As of December 31, 2006, the value of the stock and convertible bond investment recorded as long-term available-for-sale is valued at $7.3 million and the restricted portion of the investment carried at cost is recorded at $769,000. At December 31, 2006 our investment represented 11.2% of the outstanding equity and 13.2% of the European convertible bonds of PCT. We account for PCT with the cost method of accounting.

        PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2004, 2005 and 2006 we paid sales commissions of $579,000, $315,000, and $364,000, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 31.3%, 38.9% and 42.6% of our product shipments in 2004, 2005 and 2006. In addition, PCT and SPAC solicited sales, for which they earned a commission, for 3.3%, 2.0% and 2.0% of our shipments to end users in 2004, 2005 and 2006, respectively.

        PCT has established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. For the years ended December 31, 2006, 2005 and 2004, we incurred $3.7 million, $3.5 million and $3.2 million of fees, respectively, related to SPT. The fee paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

        In 2000, we acquired a 1% interest for $4.6 million in cash in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company. KYE is a manufacturing subcontractor and vendor of SST and the investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2006. The investment was written down to $1.3 million during 2001 and is valued at $3.5 million as of December 31, 2006 based on the quoted market price. At December 31, 2006, our investment represented 0.4% of the outstanding equity of KYE. Our purchases from KYE are made pursuant to purchase orders at prevailing market prices. We account for KYE with the cost method of accounting. We do not have a long-term contract with KYE to supply us with services. If KYE were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide KYE with any additional financing.

        In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PTI's board of directors. The investment was made in PTI in order to strengthen our relationship with PTI. In August 2004, we invested $723,000 in cash in PTI shares available-for-sale. During the first quarter of 2006, we sold four million common shares of PTI for a net gain of $12.2 million. As of December 31, 2006, the value of the investment recorded as long-term available-for-sale is valued at $26.3 million with no portion of the investment restricted. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2005 and 2006. At December 31, 2005, our investment represented 1.3% of the outstanding equity of PTI. Our purchases from and sales to PTI are made at prevailing market prices. We do not have a long-term contract with PTI to supply us with services. If PTI were to terminate its relationship with us, we believe that we would be able to procure the necessary services from other production subcontractors. We are not obligated to provide PTI with any additional financing. We account for PTI with the cost method of accounting.

        We have invested $83.2 million in GSMC, a Cayman Islands company. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in China. Grace began to manufacture our products in late 2003. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC's board of directors. This investment is carried at cost and is accounted for using the cost method of accounting. We do not have a long-term contract with Grace to supply us with products. During the fourth quarter of 2006, we determined that our investment in GSMC had become impaired as GSMC engaged in equity transactions at a lower price per share than our existing carrying value. As a result, we recorded an impairment charge of $40.6 million on our existing investment. At December 31, 2006, we owned 9.8% of the outstanding stock of GSMC.

        In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964,000 in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2005 and 2006. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133,000 in cash in Insyde's convertible bonds. The stock investment was written down by $509,000 during 2004. At December 31, 2006, our investment represented 6.1% of the outstanding equity and 6.3% of the convertible bonds of Insyde.

        In June 2004, we acquired a 9% interest for $4.0 million in cash in Advanced Chip Engineering Technology, or ACET, a manufacturing subcontractor and vendor of SST. ACET is a privately held Taiwanese company and a related entity of KYE. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET's board of directors. During 2005, ACET raised an additional round of equity financing at a lower per share cost than our current basis and as a consequence we recorded a $2.2 million impairment charge related to our investment in ACET.. Refer to Note 14 of the Consolidated Financial Statements. In September 2006, we invested an additional $15.9 million in ACET that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our 46.9% interest in ACET's reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. The December 31, 2006, 2005 and 2004 year to date results include amounts recorded in "pro rata share of loss from equity investments" on our condensed consolidated statement of operations. Under this accounting treatment, we would have recorded a charge of $665,000 for our share of the losses of ACET for the year ended December 31, 2004, $1.5 million for the year ended December 31, 2005 and $3.0 million for the year ended December 31, 2006. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007.

        In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. Nanotech, a development stage company, has a wholly owned subsidiary which is in the process of establishing foundry operations in China. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Nanotech's board of directors. Tsuyoshi Taira, a member of our Board of Directors, also invested in this round of financing. During the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our $3.8 million investment down to zero as well as an outstanding loan for $225,000.

        In May 2006, we acquired a 2% interest in EoNex Technologies, Inc., or EoNex, a privately held Korean company, for $3.0 million cash. EoNex designs and manufactures wireless modem ICs and related software for various consumer devices. At December 31, 2006, our investment in EoNex remained at $3.0 million. We account for EoNex with the cost method of accounting.

19. Acquisitions

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

        The aggregate purchase price was $19.9 million, including $4.9 million of cash, common stock valued at $14.7 million and costs related to the acquisition of $218,000. The fair value of the 4,358,255 shares of our common stock issued to Actrans was determined based on the average closing price of our common stock over a trading period from two days before to two days after the close. Below is a summary of the total purchase price (in thousands):

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

        Emosyn LLC.    On September 10, 2004, we consummated the acquisition of an 83.6% ownership of privately held Emosyn LLC, or Emosyn, for an aggregate cash purchase price of approximately $16.0 million including costs related to the acquisition. Emosyn is a fabless semiconductor manufacturer specializing in the design and marketing of smartcard ICs for subscriber identification module, or SIM, card applications. We believe that the acquisition will help Emosyn leverage our foundry relationships and manufacturing operation infrastructure in order to meet the rising demand for Emosyn's smartcard products. The acquisition also provides us the opportunity to establish SuperFlash technology as the technology-of-choice in the strategically important smartcard products. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition.

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

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired	$2,122
Existing technology	578
In-process research and development	190
Trade name	105
Customer relationships	.53
Backlog	68

Total purchase price	$3,116

        In-process research and development acquired of $190,000 was expensed and included in other operating expenses as of the date of the acquisition of the minority interest in 2005.

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

        The aggregate purchase price was $26.9 million, including $4.6 million of cash, common stock valued at $22.1 million and costs related to the acquisition of $200,000. The fair value of the 3,030,082 shares of our common stock issued to the former stockholders of G-Plus was determined based on the average closing price of our common stock over a two-day trading period prior to the closing date. Below is a summary of the total purchase price (in thousands):

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

        We valued the existing technology and in-process research and development utilizing a discounted cash flow model which uses forecasts of future revenues and expenses related to the intangible asset. We utilized a discount rate of 28% for existing technology and customer relationships, 30-35% for in-process research and development projects, and 26% for backlog, respectively. The existing technology is amortized to cost of revenues over its estimated life of four years. The customer relationships and backlog are amortized to cost of revenues over their estimated lives of one to three years. As of December 31, 2005, existing technology, customer relationships and backlog are all included in intangible assets.

        The following unaudited pro forma financial information presents the combined results of operations of Actrans, Emosyn and G-Plus as if the acquisitions had occurred as of the beginning of 2005 and 2004. The pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	(unaudited) (as restated and adjusted)
	2004	2005
Revenue	$473,295	$431,498
Net income (loss)	$16,081	$(27,509)
Net income (loss) per share—basic	$0.17	$(0.27)
Net income (loss) per share—diluted	$0.17	$(0.27)

20. Employee Benefit Plans:

Profit Sharing Plan:

        We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both: (1) net earnings before interest income (expense) and income tax expense (benefit) and (2) operating profit are greater than 5% of sales. For purposes of the Profit Sharing Plan, "operating profit" is defined as net revenues less cost of revenues and less operating expenses, adding back expense from equity-based compensation plans. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary.

We plan to pay profit sharing sums, when available, to employees twice a year. Profit sharing expenses of $1.1 million, zero, and $3.7 million were recorded in 2006, 2005, and 2004 respectively.

401(k) Plan:

        We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust, or the 401(k) Plan, as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all of our U.S. employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. Employer contributions vest over four years. All employee contributions are 100% vested. During 2006, 2005, and 2004 we matched employees' contributions for a total of $970,000, $493,000 and $379,000 respectively.

21. Subsequent Events:

        In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. Our total investment now represents 38.5% of the outstanding equity of ACET at September 30, 2007.

        In the third quarter ended September 30, 2007, we determined our investment in GSMC had suffered an other-than-temporary decrease in value based on an equity offering that was substantially lower than our carrying value. As a result, we recorded a charge for the quarter ended September 30, 2007 of $19.4 million.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off of Accounts /Other	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$1,118	$825	$(754)	$1,189
Allowance for sales returns	$1,301	$1,347	$(639)	$2,009
Allowance for excess and obsolete inventories and adverse purchase commitments As Restated	$11,754	$36,324	$(7,596)	$40,482
Valuation allowance on deferred tax assets	$41,114	$—	$(13,923)	$27,191
Year ended December 31, 2005
Allowance for doubtful accounts	$1,189	$(424)	$(7)	$758
Allowance for sales returns	$2,009	$2,051	$(2,483)	$1,577
Allowance for excess and obsolete inventories and adverse purchase commitments As Restated	$40,482	$36,495	$(25,225)	$51,752
Valuation allowance on deferred tax assets	$27,191	$12,327	$—	$39,518
Year ended December 31, 2006
Allowance for doubtful accounts	$758	$(708)	$62	$112
Allowance for sales returns	$1,577	$579	$(698)	$1,458
Allowance for excess and obsolete inventories and adverse purchase commitments	$51,752	$15,155	$(39,061)	$27,846
Valuation allowance on deferred tax assets	$39,518	$—	$(3,467)	$36,051

        The financial statement schedule has been restated for errors related to stock-based compensation and for errors previously deemed immaterial as discussed in Note 2 to the Financial Statements

QuickLinks

Explanatory Note Regarding Restatement
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
Director Compensation for 2006
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  SCHEDULE II