Form 10-Q
period 2007-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2008-01-18
CIK 855906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Number of shares outstanding of Common Stock, no par value, as of the latest practicable date December 1, 2007: 104,197,735.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	March 31,
	2006	2007
	As Adjusted and Restated (Note 2)
Net revenues:
Product revenues—unrelated parties	$38,032	$39,133
Product revenues—related parties	62,271	49,078
Technology licensing	8,850	9,223
Technology licensing—related parties	1,378	90

Total net revenues	110,531	97,524

Cost of revenues:
Cost of revenues—unrelated parties	27,903	28,785
Cost of revenues—related parties	48,956	42,218

Total cost of revenues	76,859	71,003

Gross profit	33,672	26,521

Operating expenses:
Research and development	14,894	13,774
Sales and marketing	8,153	6,765
General and administrative	5,223	6,755

Total operating expenses	28,270	27,294

Income (loss) from operations	5,402	(773)

Interest income	493	1,798
Dividend income	69	32
Other income (expense), net	(99)	(20)
Interest expense	(41)	(89)
Gain on sale of equity investments	12,206	—
Impairment of equity investments	(3,523)	—

Income before provision for income taxes and pro rata share of loss from equity investments	14,507	948
Provision for income taxes	2,123	746

Income before pro rata share of loss from equity investments	12,384	202
Pro rata share of loss from equity investments	239	1,516

Net income (loss)	$12,145	$(1,314)

Net income (loss) per share—basic	$0.12	$(0.01)

Shares used in per share calculation—basic	103,140	103,943

Net income (loss) per share—diluted	$0.12	$(0.01)

Shares used in per share calculation—diluted	104,538	103,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,973	$83,235
Short-term available-for-sale investments	38,835	64,761
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $112 at December 31, 2006 and $66 at March 31, 2007	19,382	19,726
Trade accounts receivable—related parties	45,561	29,585
Inventories, net	73,883	65,854
Other current assets	9,074	9,780

Total current assets	287,708	272,941

Property and equipment, net	19,513	19,517
Long-term available-for-sale investments	45,554	35,722
Equity investments, GSMC	42,550	42,550
Equity investments, others	25,237	23,479
Goodwill	29,213	29,213
Intangible assets, net	9,940	9,225
Other assets	6,263	616

Total assets	$465,978	$433,263

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$3,070	$3,100
Trade accounts payable—unrelated parties	31,148	20,088
Trade accounts payable—related parties	36,510	21,936
Accrued expenses and other liabilities	24,115	16,512
Deferred revenue	3,390	3,924

Total current liabilities	98,233	65,560

Other liabilities	2,030	5,890

Total liabilities	100,263	71,450

Commitments (Note 7) and Contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 103,629 shares at December 31, 2006 and 104,198 shares at March 31, 2007	364,330	365,566
Additional paid-in capital	61,533	63,107
Accumulated other comprehensive income	31,281	29,088
Accumulated deficit	(91,429)	(95,948)

Total shareholders' equity	365,715	361,813

Total liabilities and shareholders' equity	$465,978	$433,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007
	As Adjusted and Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$12,145	$(1,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,493	2,664
Stock-based compensation expense	2,230	1,574
Provision (credits) for doubtful accounts receivable	147	(46)
Provision for sales returns	229	82
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	2,075	2,838
Pro rata share of loss from equity investments	239	1,516
Impairment loss on equity investment	3,523	—
Gain on sale of equity investments	(12,206)	—
(Gain) loss on disposal of equipment	(5)	—
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	3,437	(379)
Trade accounts receivable-related parties	18,462	15,976
Inventories	1,401	5,103
Other current and non-current assets	(389)	(730)
Trade accounts payable-unrelated parties	(13,858)	(11,116)
Trade accounts payable-related parties	(4,623)	(14,518)
Accrued expenses and other liabilities	1,548	(923)
Deferred revenue	(939)	534

Net cash provided by operating activities	15,909	1,261

Cash flows from investing activities:
Purchase of property and equipment	(1,441)	(1,724)
Proceeds from sale of equipment	5	—
Purchases of intellectual property license	—	(225)
Purchases of available-for-sale investments	(12,000)	(17,986)
Sales and maturities of available-for-sale and equity investments	14,325	—

Net cash provided by (used in) investing activities	889	(19,935)

Cash flows from financing activities:
Debt repayments	(39)	—
Issuance of shares of common stock	1,271	1,236
Principal payments of capital leases	(312)	(300)

Net cash provided by financing activities	920	936

Net increase (decrease) in cash and cash equivalents	17,718	(17,738)
Cash and cash equivalents at beginning of period	77,382	100,973

Cash and cash equivalents at end of period	$95,100	$83,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances, December 31, 2006	103,629	$364,330	$61,533	$(91,429)	$31,281	$365,715

Issuance of shares of common stock under employee stock purchase and option plans	569	1,236		—	—	1,236
Stock-based compensation		—	1,574	—	—	1,574
Impact of adoption of FIN 48				(3,205)	—	(3,205)
Net loss	—	—	—	(1,314)	—
Unrealized loss on available-for-sale securities	—	—	—	—	(1,938)
Cumulative translation adjustment	—	—	—	—	(255)
Comprehensive loss	—	—	—	—	—	(3,507)

Balances, March 31, 2007	104,198	$365,566	$63,107	$(95,948)	$29,088	$361,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

        The year-end balance sheet at December 31, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. Please refer to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standards, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. We do not expect a material impact from the adoption of SFAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 159 on our financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation (Continued)

assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

        Based on the findings of the Chairman, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use from 1997 through mid-2002, of certain date selection methods which resulted in grantees receiving options with stated exercise prices lower than the market price of the underlying stock on the revised measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with respect to new hire and promotion grants and have generally granted and priced our stock options for new hires and promotions in an objective and consistent manner since that time. However, from 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances as discussed in our

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

Annual Report on Form 10-K for the year ended December 31, 2006. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

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

        We are restating our condensed consolidated statements of operations for the three months ended March 31, 2006, our condensed consolidated statements of cash flows for the three months ended March 31, 2006, and related disclosures in this Quarterly Report on Form 10-Q.

Summary of Accounting Adjustments

        As part of the restatement of our condensed consolidated financial statements reported in our Annual Report on Form 10-K for the year ended December 31, 2006, we recorded stock-based compensation and other adjustments previously determined to be immaterial for the three months ended March 31, 2006. The impact of such adjustments for the three months ended March 31, 2006 was an increase in net income of $1.1 million. In addition, we recorded an adjustment of $215,000 to net income due to the change in accounting from cost to equity method in Advanced Chip Engineering Technology, Inc.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

        The following tables present the effect of the stock-based compensation expense adjustments, other adjustments relating to items previously deemed immaterial, the change in accounting from the cost method to the equity method to account for our investment in Advanced Chip Engineering Technology, Inc. and related income tax effect on our previously reported condensed consolidated statements of operations and condensed consolidated statement of cash flows:

	Three Months Ended March 31, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$38,032	$—	$38,032	$—	$38,032
Product revenues—related parties	62,271	—	62,271	—	62,271
License revenues—unrelated parties	8,850	—	8,850	—	8,850
License revenues—related parties	1,378	—	1,378	—	1,378

Total net revenues	110,531	—	110,531	—	110,531
Cost of revenues:
Cost of revenues—unrelated parties	27,815	—	27,815	88	27,903
Cost of revenues—related parties	48,803	—	48,803	153	48,956

Total cost of revenues	76,618	—	76,618	241	76,859

Gross profit	33,913	—	33,913	(241)	33,672

Operating expenses:
Research and development	15,167	—	15,167	(273)	14,894
Sales and marketing	8,161	—	8,161	(8)	8,153
General and administrative	6,037	—	6,037	(814)	5,223

Total operating expenses	29,365	—	29,365	(1,095)	28,270

Income from operations	4,548	—	4,548	854	5,402
Interest income	493	—	493	—	493
Dividend income	69	—	69	—	69
Other income (expense), net	(123)	24	(99)	—	(99)
Interest expense	(79)	—	(79)	38	(41)
Gain on sale of equity investments	12,206	—	12,206	—	12,206
Impairment of equity investments	(3,523)	—	(3,523)	—	(3,523)

Income before provision for (benefit from) income taxes and pro rata share of loss from equity investments	13,591	24	13,615	892	14,507
Provision for income taxes	2,301	—	2,301	(178)	2,123

Income before pro rata share of loss from equity investments	11,290	24	11,314	1,070	12,384
Pro rata share of loss		—
from equity investments	—	239	239	—	239

Net income	$11,290	$(215)	$11,075	$1,070	$12,145

Net income per share—basic	$0.11	$—	$0.11	$0.01	$0.12

Shares used in per share calculation—basic	103,140		103,140		103,140

Net income per share—diluted	$0.11	$—	$0.11	$0.01	$0.12

Shares used in per share calculation—diluted	104,739		104,739	(201)	104,538

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method to account for our investment in Advanced Chip Engineering Technology, Inc.

(2)
The restated consolidated statement of operations for the three months ended March 31, 2006 includes adjustments related to stock-based compensation expense and related payroll tax expenses.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Cash flows from operating activities:
Net income (loss)	$11,290	$(215)	$11,075	$1,070	$12,145
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,493	—	2,493	—	2,493
Stock-based compensation expense	2,037	—	2,037	193	2,230
Provision for doubtful accounts receivable	147	—	147	—	147
Provision for sales returns	229	—	229	—	229
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	1,707	—	1,707	368	2,075
Pro rata share of loss from equity investments	24	215	239	—	239
Impairment loss on equity investment	3,523	—	3,523	—	3,523
Gain on disposal of equipment	(5)	—	(5)	—	(5)
Gain on sale of equity investments	(12,206)	—	(12,206)	—	(12,206)
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	3,437	—	3,437	—	3,437
Trade accounts receivable-related parties	18,462	—	18,462	—	18,462
Inventories	1,463	—	1,463	(62)	1,401
Other current and non-current assets	(389)	—	(389)	—	(389)
Trade accounts payable-unrelated parties	(13,858)	—	(13,858)	—	(13,858)
Trade accounts payable-related parties	(4,623)	—	(4,623)	—	(4,623)
Accrued expenses and other liabilities	3,117	—	3,117	(1,569)	1,548
Deferred revenue	(939)	—	(939)	—	(939)

Net cash provided by operating activities	15,909	—	15,909	—	15,909

Cash flows from investing activities:
Purchase of property and equipment	(1,441)	—	(1,441)	—	(1,441)
Proceeds from sale of equipment	5	—	5	—	5
Purchases of available-for-sale investments	(12,000)	—	(12,000)	—	(12,000)
Sales and maturities of available-for-sale and equity investments	14,325	—	14,325	—	14,325

Net cash provided by investing activities	889	—	889	—	889

Cash flows from financing activities:
Debt repayments	(39)	—	(39)	—	(39)
Issuance of shares of common stock	1,271	—	1,271	—	1,271
Principal payments of capital leases	(312)	—	(312)	—	(312)

Net cash provided by financing activities	920	—	920	—	920

Net increase in cash and cash equivalents	17,718	—	17,718	—	17,718
Cash and cash equivalents at beginning of period	77,382	—	77,382	—	77,382

Cash and cash equivalents at end of period	$95,100	—	$95,100	—	$95,100

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method to account for our investment in Advanced Chip Engineering Technology, Inc.

(2)
The restated consolidated statement of cash flows for the three months ended March 31, 2006 includes adjustments related to stock-based compensation expense and related payroll tax expenses.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three Months Ended March 31,
	2006	2007
	(As Adjusted and Restated)
Numerator—basic
Net income (loss)	$12,145	$(1,314)

Denominator—basic
Weighted average common stock outstanding	103,140	103,943

Basic net income (loss) per share	$0.12	$(0.01)

Denominator—diluted
Weighted average common stock outstanding	103,140	103,943
Dilutive potential of common stock equivalents	1,398	—

Options	104,538	103,943

Diluted net income (loss) per share	$0.12	$(0.01)

        Stock options to purchase 11,606,610 shares of common stock were outstanding as of March 31, 2007 with a weighted average exercise price of $6.82. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 2007 because we had a net loss for this period. Stock options to purchase 7,120,303 shares were outstanding and not included in the computation of diluted net income per share for the three months ended March 31, 2006 since the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2006.

4. Stock Compensation

Employee Stock Purchase Plan

        Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of March 31, 2007, 486,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the three months ended March 31, 2007 were 155,000.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

Equity Incentive Plan

        Our 1995 Equity Incentive Plan, or the Equity Incentive Plan, as amended, has 31.8 million shares of common stock reserved for issuance upon the exercise of stock options to our employees, directors, consultants and affiliates. Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from the date of grant and generally thereafter over periods ranging from four to five years from the date of grant. The term of any options issued may not exceed ten years from the date of grant.

Directors' Stock Option Plan

        Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended. Pursuant to the Directors' Plan, upon each non-employee director's initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. As of March 31, 2007, the Directors' Plan had 169,000 shares available for issuance.

Compensation Expense

        We recognize stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

        The amount of recognized compensation expense for our stock option plans is adjusted based upon an estimated forfeiture rate which is derived from historical data.

        The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock on the last day of each six-month offering period. The compensation is the difference between the fair value and purchase price on the date of purchase.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2006	2007
	As Restated
Cost of goods sold	$132	$138
Research and development	1,051	784
Sales and marketing	318	276
General and administrative	667	383

Tax effect of stock-based compensation expense	—	—

Effect on net income	$2,168	$1,581

        Stock-based compensation of $162,000 and $164,000 was capitalized in inventory as of March 31, 2007 and December 31, 2006, respectively. The tax benefit from the exercise of options was $0 for the three months ended March 31, 2006 and 2007, respectively.

Stock Option Plans

        Pursuant to our Equity Incentive Plan and Director's Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule with a maximum contractual term of ten years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical performance of our common stock. The expected term of the options granted is 6.0 years calculated using the simplified method allowed under Staff Accounting Bulletin No. 107.

        The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

	Three Months Ended March 31,
	2006	2007
Risk-free interest rate	4.3%	4.7%
Dividend yield	0.0%	0.0%
Expected volatility	77.0%	73.4%
Expected life	6.0 years	6.0 years

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        The following is a summary of all option activity for the three months ended March 31, 2007 (options in thousands):

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,436	12,096	$6.68	6.04	$7,463

Granted	(250)	250	$5.07
Exercised	—	(414)	$1.31
Forfeited	157	(157)	$4.60
Expired	168	(168)	$10.24

Outstanding at March 31, 2007	2,511	11,607	$6.82	6.03	$8,298

Vested and Expected to Vest at March 31, 2007		11,338	$6.87	5.04	$8,158

Options Exercisable at March 31, 2007		7,272	$7.86	4.48	$6,259

        A summary of our stock options outstanding at March 31, 2007 as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.44 - $ 2.36	1,304	1.51	$1.52	1,304	$1.52
$ 2.54 - $ 3.65	1,522	7.19	$3.33	822	$3.31
$ 3.72 - $ 4.42	1,422	8.66	$4.23	244	$4.14
$ 4.46 - $ 4.86	1,223	6.71	$4.60	757	$4.56
$ 4.90 - $ 5.07	1,198	7.72	$4.96	295	$4.99
$ 5.30 - $ 7.53	1,792	7.45	$6.69	847	$6.71
$ 7.80 - $ 9.85	1,273	4.93	$9.09	1,232	$9.09
$ 9.92 - $18.60	1,451	4.42	$14.28	1,349	$14.40
$19.96 - $28.35	417	3.20	$24.07	417	$24.07
$29.44 - $29.44	5	3.25	$29.44	5	$29.44

$ 0.44 - $29.44	11,607	6.03	$6.82	7,272	$7.86

        We settle stock option exercises with newly issued shares of common stock. We do not have any equity instruments outstanding other than the options described above as of March 31, 2007.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Investments

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

        In the three months ended March 31, 2006, we sold 4.0 million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We continue to own approximately 6.3 million shares of PTI at March 31, 2007.

        Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances had occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of March 31, 2007 and December 31, 2006 the carrying value of these investments was $66.0 million and $67.8 million, respectively.

        King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, PTI and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in "Long-term available-for-sale investments." The investments that are not available for resale due to local securities regulations within one year at the balance sheet date are recorded at the investment cost. The investments that are available for resale within one year at the balance sheet date are recorded at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. If a decline in value is judged to be other than temporary, it is reported as an impairment of equity investments." Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

        In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our ownership interest in ACET's reported net income or loss each reporting period as well as restate our prior period financial statements to reflect the equity method of accounting from the date of the initial investment. Our operating results now include a line item titled "pro rata share of loss from equity investments" on our condensed consolidated statement of operations where we record these expenses. For the quarter ended March 31, 2007, our pro rata share of the loss in ACET was $1.5 million, compared to $239,000 for the same period in the prior year. In the third quarter of 2007 we made an additional cash investment, along other third-party investors, of $10.3 million in ACET's

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Investments (Continued)

common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007. We recorded a $1.8 million gain in connection with the transaction reflecting the change in our ownership interest in the underlying net assets of ACET. The gain was recorded to Additional Paid in Capital.

        Noted in the table below is unaudited summarized information regarding ACET's results of operation without any pro-rata adjustments for our 46.9% ownership of the outstanding equity of ACET (in thousands):

	For the three months ended March 31,
	2006	2007
Net sales	$246	$146
Gross loss	$(1,490)	$(2,082)
Net loss	$(2,289)	$(3,067)

        We owned 9.8% of the equity of Grace Semiconductor Manufacturing Corporation, or GSMC as of March 31, 2007 with a carrying value of $42.6 million. In the third quarter ended September 30, 2007, we determined our investment in GSMC had experienced a decline in value based on an independent third party valuation of our investment in GSMC. Accordingly, we recorded a charge for the quarter ended September 30, 2007 of $19.4 million.

        In the three months ended March 31, 2006, we determined our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on loan payments to certain of its business partners and began in the process of discontinuing operations. Consequently, our remaining investment of $3.3 million along with a loan of $225,000 were written off.

        The fair values of available-for-sale investments as of March 31, 2007 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$22,572	$—	$(14)	$22,558
Government bonds and notes	57,768	2	—	57,770
Foreign listed equity securities	6,482	29,240	—	35,722

Total bonds, notes and equity securities	$86,822	$29,242	$(14)	$116,050

Less amounts classified as cash equivalents				(15,567)

Total short and long-term available-for-sale investments				$100,483

        Contractual maturity dates of our available-for-sale investments for debt securities generally occur all in the current year. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

        The unrealized gains and losses as of March 31, 2007 are recorded in accumulated other comprehensive income, net of tax.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Investments (Continued)

        The fair values of available-for-sale investments as of December 31, 2006 were as follows (in thousands):

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

        We compare the carrying value of our available for sale investments with their quoted market prices at the end of each period. If the quoted market price of a marketable security has dropped significantly during a period or has been below our carrying value for an extended period of time, we review the investment to determine whether the decline is other than temporary. In making this determination, we consider among other things, the investee's recent operating performance, cash position and revenue and earnings outlook. If we determine that the decline is other than temporary, the investment is written down to its market value as measured at the end of the period. Any resulting charge is included in our statement of operations in the related period. Future increases in the quoted market value of the investment are not recognized until the underlying securities are sold.

6. Selected Balance Sheet Detail

        Details of selected balance sheet accounts are as follows (in thousands):

        Inventories comprise:

	December 31, 2006	March 31, 2007
Raw materials	$53,683	$41,920
Work in process	3,307	12,058
Finished goods	10,951	6,745
Finished goods inventories held at logistics center	5,942	5,131

	$73,883	$65,854

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Selected Balance Sheet Detail (Continued)

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

        Our allowance for excess and obsolete inventories includes a provision for finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In addition, our allowance includes a provision for die, work-in-process and finished goods inventories that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

        Accrued expenses and other liabilities comprise (in thousands):

	December 31, 2006	March 31, 2007
Accrued compensation and related items	$9,774	$8,547
Accrued adverse purchase commitments	119	32
Accrued commission	2,004	2,117
Accrued income tax payable	5,644	(444)
Accrued warranty	298	528
Other accrued liabilities	6,276	5,732

	$24,115	$16,512

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Selected Balance Sheet Detail (Continued)

        Changes in the warranty reserves during the three months ended March 31, 2006 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Beginning balance	$803	$298
Provisions for warranty	674	1,074
Consumption of reserves	(646)	(844)

Ending balance	$831	$528

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

7. Commitments

        Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2007 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $46.0 million. We have not recorded any liabilities as of March 31, 2007 related to these indemnities as no such claims have been made or asserted.

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Contingencies

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

        On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Contingencies (Continued)

one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have 21 days to file a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into the historical stock option grant practices, at which time plaintiff shall have 21 days to file an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

        On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a "Compact ISA-bus Interface." The plaintiff seeks a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2007.

9. Line of Credit

        On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of December 31, 2006. The loan agreement was amended in August 2007 to mature in October 2007 as well as waive covenants, which we were in violation of, requiring us to file timely SEC documents Form 10-K for December 31, 2006 as well as Forms 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. We did not renew this line after its expiration. The line of credit was intended to be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at March 31, 2007). The line of credit is collateralized by substantially all of our assets other than intellectual property. The agreement

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Line of Credit (Continued)

contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. As of March 31, 2007, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for a line of credit with Bank of America in China. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of March 31, 2007.

        On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million US dollars. This line expired and was replaced on August 07, 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.4 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (5.67% at March 31, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, SST has to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. As of September 30, 2007, SST China Limited has drawn RMB 32 million at the interest rate of 5.427%. We were in compliance with all terms of this facility agreement at September 31, 2007.

10. Goodwill and Intangible Assets:

        Our goodwill and intangible assets include $16.5 million of finite-lived intangible assets from acquisitions made in prior years and $1.9 million of purchased intellectual property. Certain of our acquisitions also included an aggregate of $29.2 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

        As of March 31, 2007, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$6,059	$5,732
Intellectual property	1,919	49	1,870
Trade name	1,198	612	586
Customer relationships	1,857	1,152	705
Backlog	811	811	—
Non-Compete Agreements	810	478	332

	$18,386	$9,161	$9,225

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Goodwill and Intangible Assets: (Continued)

        As of December 31, 2006, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$5,413	$6,378
Intellectual property	1,693	—	1,693
Trade name	1,198	552	646
Customer relationships	1,857	1,027	830
Backlog	811	811	—
Non-Compete Agreements	810	417	393

	$18,160	$8,220	$9,940

        All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life of three to five years and will begin amortization as it is put into service. Trade names and backlogs have been assigned useful lives of five years, and one year, respectively. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense for intangible assets for the three months ended March 31, 2007 was $941,000.

        Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2007 remaining nine months	2,781
2008	3,702
2009	2,231
2010	429
2011 and thereafter	82

$9,225

        There was no change in the carrying amount of goodwill for the three months ended March 31, 2007 from December 31, 2006.

11. Segment Reporting

        Our objective is to transform SST from a pure play in flash memory to become a multi-product line semiconductor company and a leading licensor of embedded flash technology. As a result, the operating results that our chief operating decision maker reviews to make decisions about resource allocations and to assess performance have changed. Effective January 1, 2006, we have re-evaluated our operating segments to bring them in line with these changes and how management reviews and

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Segment Reporting (Continued)

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

        Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency and modules, NAND controllers and NAND-controller based modules.

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

        Prior period segment information has been reclassified to conform to the current period's presentation.

        The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007
	Revenues	Gross Profit	Revenues	Gross Profit
		As Restated
Memory	$80,038	$17,717	$78,616	$15,063
Non-Memory	20,265	5,727	9,595	2,145
Technology Licensing	10,228	10,228	9,313	9,313

	$110,531	$33,672	$97,524	$26,521

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Related Party Transactions and Balances

        The following table is a summary of our related party revenues and purchases for the three months ended March 31, 2006 and 2007, and our related party accounts receivable and accounts payable and accruals as of December 31, 2006 and March 31, 2007 (in thousands):

	Revenues		Purchases
	March 31,		March 31,
	2006	2007	2006	2007
Silicon Technology Co., Ltd.	$226	$265	$—	$—
Apacer Technology, Inc. & related entities	966	765	—	—
Silicon Professional Technology Ltd.	61,079	48,048	—	—
Grace Semiconductor Manufacturing Corp.	1,378	90	9,823	15,841
King Yuan Electronics Company, Limited	—	—	8,004	7,523
Powertech Technology, Incorporated	—	—	3,791	4,451

	$63,649	$49,168	$21,618	$27,815

	Trade Accounts Receivable		Account Payable and Accruals
	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007
Silicon Technology Co., Ltd.	$136	$94	$—	$—
Apacer Technology, Inc. & related entities	570	374	—	—
Advanced Chip Engineering Technology, Inc.	—	—	84	—
Professional Computer Technology Limited	—	—	59	51
Silicon Professional Technology Ltd.	44,750	29,111	686	467
Grace Semiconductor Manufacturing Corp.	105	6	17,955	10,439
King Yuan Electronics Company, Limited	—	—	10,421	5,577
Powertech Technology, Incorporated	—	—	7,305	5,402

	$45,561	$29,585	$36,510	$21,936

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

13. Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 09, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Income Taxes (Continued)

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

        We adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a $3.2 million decrease to the opening balance of retained earnings. Upon adoption, the total amount of gross unrecognized tax benefits was $22.4 million. Included in the balance were approximately $9.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We are currently under audit by the Internal Revenue Service. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. Based on the status of the case, we expect to reduce our unrecognized tax benefits by approximately $5.0 million within the next twelve months.

        In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the Provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. We have accrued interest and penalties as of the date of adoption of FIN No. 48, these amounts are not material.

        The gross unrecognized tax benefits increased $0.5 million for the three months ended March 31, 2007. Interest and penalties for the same period did not materially change.

        We file income tax returns in the U.S federal jurisdiction, California, and in various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before December 31, 1997.

14. Subsequent Events

        In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in Advanced Chip Engineering Technology, or ACET, a privately held Taiwanese company. Our total investment now represents 38.5% of the outstanding equity of ACET at September 30, 2007.

        In the third quarter ended September 30, 2007, we determined our investment in GSMC had suffered an other-than-temporary decline in value based on an independent third party valuation of our investment in GSMC. Accordingly, we recorded a charge for the quarter ended September 30, 2007 of $19.4 million.

'

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

        The following discussion contains forward-looking statements, which involve risk and uncertainties. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors which are difficult to forecast and can materially affect our quarterly or annual operating results. Fluctuations in revenues and operating results may cause volatility in our stock price. Please also see Item 1A. "Risk Factors."

        The information below has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2. "Restatement of Consolidated Financial Statements" to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        One of our key initiatives is the active development of our non-memory business. Our objective is to transform SST from a pure play in flash memory to a multi-product line semiconductor company and a leading licensor of embedded flash technology. We continue to execute on our plan to derive a significant portion of our revenue from non-memory products, which includes embedded controllers, NAND-controller based modules, smartcard ICs and radio frequency ICs and modules. We believe non-memory products represent an area in which we have significant competitive advantages and also an area that can yield profitable revenue with higher and more stable gross margins than our memory products in the long run.

        Sequentially, from the prior quarter, revenue from networking applications increased by 6% while revenue from of our digital consumer applications decreased by 19%, Internet computing applications decreased by 25% and wireless communications decreased by 9%. Compared with the same quarter a year ago, wireless communications revenue increased by 18% and networking applications revenue increased 51% while Internet computing revenues declined by 31% and digital consumer revenue declined by 22%.

        During the first quarter of 2007, we continued to make product announcements that we initially began in October 2006. This quarter we introduced our All-in-OneMemory product, a NAND-controller based module product that blends the benefits of NOR, NAND and system RAM in a unified architecture. We envision All-in-OneMemory uses in a range of embedded system applications requiring multi-media functionality including primarily cell phones, portable media players, digital cameras personal navigation devices, set-top boxes, IPTVs and industrial systems. We also introduced additional NANDrive devices in new capacities including four and eight gigabyte versions. By early in the second quarter of 2007, we introduced an advanced wireless audio solution, MeleodyWing SP, which allows users to connect surround sound speakers wirelessly to their high-definition TVs at wire-equivalent sound quality. We plan to have volume shipments of All-in-OneMemory and our higher capacity NANDrive devices in production by the second half of 2008.

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

        The first three months of 2007 saw our share of challenges;

  •
  In March 2007 we announced a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The Chairman of the Audit Committee of the Board of Directors completed his review with the assistance of independent outside legal counsel. The results of this review required us to restate our consolidated financial statements for prior periods. For further information, please see Note 2. "Restatement of Financial Statements" to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2006.

  •
  The marketplace for NOR flash memory is becoming more competitive with increased market share gains by a major player. We expect that this intensified competition could cause aggressive pricing by our competitors, negatively impacting the higher density portion of our core business. While we continue to believe that the demand will remain strong in the low density NOR business, we expect the pricing environment could become more volatile.

  •
  Our wafer capacity at one of our major foundries, Grace Semiconductor, reached its limit in 2007. We have been working with several foundries to bring up additional capacity at 180 and 250 nanometer. However, due to the manufacturing cycle-time, we do not expect this additional output to meet demand until the first quarter of 2008. The supply situation is expected to be substantially improved next year, as we plan to start 120-nanometer pilot production in early 2008. By gradually converting a significant portion of our products from 180 nanometer to 120 nanometer, we expect our unit output from Grace Semiconductor to increase by at least 25% by the end of 2008.

        With these factors in mind, we made a decision to focus on our most profitable revenue opportunities while still maintaining a broad presence in the market place of our product lines. This plan will allow us to best utilize our resources and manufacturing capacity. This has resulted in the reduction of our revenue plans for 2007 but it allowed us to maintain our gross margin and limit our cash usage.

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

        We derived 87.6%, 87.5% and 88.5% of our net product revenues during 2005, 2006 and the three months ended March 31, 2007, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

        Our top ten end customers, excluding stocking representatives and distributors, accounted for 27.2%, 20.1% and 21.4% of our net product revenues in 2005, 2006 and the three months ended March 31, 2007, respectively.

        No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2005, 2006 or the three months ended March 31, 2007.

        We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 40.3%, 48.5% and 47.3% of our product shipments in 2005, 2006 and the three months ended March 31, 2007, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 18.3%, 10.3% and 11.9% of our product shipments to end users in 2005, 2006 and the three months ended March 31, 2007, respectively.

        We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2005 and 2006, and the three months ended March 31, 2007, SPT serviced end customer sales accounting for 58.5%, 59.1% and 54.5% of our net product revenues recognized. As of December 31, 2005 and 2006, and the three months ended ended March 31, 2007, SPT represented 69.6%, 68.9% and 59.0% of our net accounts receivable, respectively.

Critical Accounting Estimates

        For information related to our revenue recognition and other critical accounting estimates, please refer to the "Critical Accounting Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

        We adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a $3.2 million decrease to the opening balance of retained earnings. Upon adoption, the total amount of gross unrecognized tax benefits was $22.4 million. Included in the balance were approximately $9.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We are currently under audit by the Internal Revenue Service. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. Based on the status of the case, we expect to reduce our unrecognized tax benefits by approximately $5.0 million within the next twelve months.

        In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the Provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. We have accrued interest and penalties as of the date of adoption of FIN No. 48. These amounts are not material.

Results of Operations: Three months ended March 31, 2007

Net Revenues (in thousands)

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07-Over- 4Q06 Change		1Q07-Over- 1Q06 Change
Memory Revenue	$80,038	$96,472	$78,616	$(17,856)	(18.5)%	$(1,422)	(1.8)%
Non-Memory Revenue	20,265	12,218	9,595	(2,623)	(21.5)%	(10,670)	(52.7)%

Product revenues	100,303	108,690	88,211	(20,479)	(18.8)%	(12,092)	(12.1)%
Technology licensing	10,228	9,541	9,313	(228)	(2.4)%	(915)	(8.9)%

Total net revenues	$110,531	$118,231	$97,524	$(20,707)	(17.5)%	$(13,007)	(11.8)%

        The following discussions are based on our reportable segments described in Note 11. of our unaudited condensed consolidated financial statements.

Memory Products

        Memory revenue decreased 18.5% in the first quarter of 2007 from the fourth quarter of 2006 primarily due to a 12.7% decrease in unit shipments. Seasonal weakness in demand for several consumer electronic and computer applications from the post holiday-build season and supply constraints led to the results. Memory revenue decreased in the first quarter of 2007 compared to the first quarter of 2006 due to a 6.7% decrease in average selling prices, offset by a 3.7% increase in unit shipments. The decrease in average selling prices was primarily a result of product mix coupled with some price erosion from continuing competitive pricing pressures in the low density markets.

Non-Memory Products

        Non-memory revenue decreased 21.5% in the first quarter of 2007 from the fourth quarter of 2006 primarily due to a 20.8% decrease in unit shipments. The decrease was primarily due to lower unit shipments in first quarter of 2007 for smartcard ICs. The decrease in unit shipments was somewhat offset by a 7.0% increase in average selling prices due to product mix although we experienced some price pressures particularly on the smartcard IC products. Non-memory revenue decreased 52.7% in the first quarter of 2007 compared to the first quarter of 2006 due to a 50.5% decrease in average selling prices largely from product mix, as well as pricing pressures on smartcard ICs. We expect some revenue fluctuation in non-memory business throughout 2007 as we expect to grow and diversify our revenue and customer base.

Technology Licensing Revenue

        Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the first quarter of 2007 declined from the fourth quarter of 2006 due to lower royalties. Technology licensing revenue for the first quarter of 2007 decreased compared to the first quarter of 2006 as a result of lower upfront fees as well as lower royalties. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands)

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
Memory gross profit	$17,717	$15,290	$15,063	$(227)	(1.5)%	$(2,654)	(15.0)%
Memory gross margin	22.1%	15.8%	19.2%
Non-Memory gross profit	$5,727	$2,641	$2,145	$(496)	(18.8)%	$(3,582)	(62.5)%
Non-Memory gross margin	28.3%	21.6%	22.4%

Product gross profit	$23,444	$17,931	$17,208	$(723)	(4.0)%	$(6,236)	(26.6)%
Product gross margin	23.4%	16.5%	19.5%
Technology licensing gross profit	10,228	9,541	9,313	(228)	(2.4)%	(915)	(8.9)%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$33,672	$27,472	$26,521	$(951)	(3.5)%	$(7,151)	(21.2)%

Total gross margin	33.6%	25.3%	30.1%

Product Gross Profit

Memory products

        Gross profit for memory products decreased 1.5% in the first quarter of 2007 compared to the fourth quarter of 2006 largely due to a 12.7% decrease in the number of units shipped and a 4.1% decline in the average selling prices of these products. Serial flash devices led the declines in both units shipped and average selling prices. Compared to the first quarter of 2006, gross profit decreased by 15% due to a 6.7% decrease in average selling prices from product mix coupled with more shipments of lower-priced serial flash devices.

Non-memory products

        Gross profit for non-memory products decreased 18.8% in the first quarter of 2007 compared to the fourth quarter of 2006 as total unit shipments decreased 20.8%. Average selling prices increased 7.0% to partially offset the decline. In comparison to the first quarter of 2006, gross profit decreased 62.5% due to a decline in average selling prices of 50.5%, led by product mix and smartcard ICs pricing pressures. The unit shipments increased 4.3% to partially offset the decline.

        For other factors that could affect our gross profit, please also see Item 1A. "Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005 and 2006 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses (in thousands)

Research and development

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
Research and development	$14,894	$12,802	$13,774	$972	7.6%	$(1,120)	(7.5)%
Percent of revenue	13.5%	10.8%	14.1%

        Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

        In comparison to the fourth quarter of 2006, research and development spending increased primarily due to an increase in salaries and employee benefit-related costs of $869,000 as well as a $441,000 increase in patent expenses. Benefit related costs increased due to certain federal and state deductions limitations. For the three months ended March 31, 2007 in comparison to the same quarter in 2006, research and development spending declined due to lower salaries and employee-related benefit costs of $172,000, partially from lower profit sharing accruals in the first quarter of 2007. Also, decreased spending on masks of $562,000 from timing of projects contributed to the decline. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
Sales and marketing	$8,153	$6,343	$6,765	$422	6.7%	$(1,388)	(17.0)%
Percent of revenue	7.4%	5.4%	6.9%

        Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

        Sales and marketing expense increased in the first quarter of 2007 compared to the fourth quarter of 2006 due to higher employee benefit-related expenses of $140,000 from state and federal deductions limitations and commission related expense increases of $540,000. These increases were partially offset by reduced logistic center fees of $249,000. From the same period a year ago, sales and marketing expenses decreased $1.4 million for the quarter ended March 31, 2007 due to lower commission expenses of $602,000 coupled with reduced logistic center fees and freight of $209,000 and $210,000, respectively. Salaries and employee-related expenses also decreased $471,000 from lower payroll taxes and 401k matches in the first quarter of 2007. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
General and administrative	$5,223	$4,884	$6,755	$1,871	38.3%	$1,532	29.3%
Percent of revenue	4.7%	4.1%	6.9%

        General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

        General and administrative expenses increased in the first quarter of 2007 compared to the fourth quarter of 2006 primarily due to increased legal expenses of $554,000, a $298,000 increase in tax and accounting related professional fees, a $547,000 benefit from the reversal of bad debt provision in the fourth quarter of 2006 based on our assessment of our allowance for doubtful accounts, a $275,000 increase in business insurance expense from policy renewals and a $345,000 of outside professional fee expenses from accounting and human resources related consulting fees. In comparison to the first quarter of 2006, general and administrative expenses increased $1.5 million for the quarter ended March 31, 2007 due to increases of $554,000 for legal expenses for the defense of our derivative lawsuit and a $438,000 for 2006 year-end related tax and accounting related professional fees and a $399,000 of outside professional fee expenses from accounting and human resources related consulting fees. In addition to the increased legal expense related to our stock option practices, we anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Interest, Dividend, and Other income and expense, net

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
Other income (expense), net	$463	$1,653	$1,810	$157	9.5%	$1,347	290.9%
Percent of revenue	0.4%	1.4%	1.9%

        Interest, dividend, and other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. Other income (expense) increased during the three months ended March 31, 2007 in comparison to the prior quarter and the first quarter of 2006 due to changes in our investment mix, higher levels of invested cash and higher short-term interest rates as well as increased annual dividends declared by our investee companies. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing for dividends on our investments.

Interest expense

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
Interest expense	$41	$122	$89	$(33)	(27.0)%	$48	117.1%
Percent of revenue	0.0%	0.1%	0.1%

        Interest expense remained relatively low in the first quarter ended March 31, 2007 as we do not have significant outstanding debt. Interest expense in the first quarter of 2007 increased compared to the first quarter of 2006 due to interest on the drawdown on our standby letter of credit. On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of March 31, 2007. This loan expired in October 2007. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of March 31, 2007. We requested waivers in regards to these requirements and Cathay agreed to extend and amend our agreement until October 2007. This amendment removed the requirements to provide timely filed SEC Forms 10-Q and Form 10-K. As of March 31, 2007, a standby letter of credit in the amount of $8.0 million has been issued to Bank of America. As of March 31, 2007, SST China Limited has drawn RMB 24 million, or approximately $3.1 million U.S. dollars, at the interest rate of 5.1%.

Equity investments

        During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Powertech Technology, Inc. or PTI. As of March 31, 2007, we continue to own 6.3 million shares of PTI.

        Also during the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan for $225,000.

        During the fourth quarter of 2006, we determined based on a valuation of our investment in Grace Semiconductor Manufacturing Corporation, or GSMC, conducted by us that our investment in GSMC had become impaired. As a result, we recorded an impairment charge of $40.6 million on our existing investment. At December 31, 2006, we owned 9.8% of the outstanding stock of GSMC.

        In the third quarter ended September 30, 2007, we determined our investment in GSMC had further become impaired based on GSMC's plans to raise additional equity. As a result we recorded a charge for the quarter ended September 30, 2007 of $19.4 million to write-down the carrying value of the investment to its estimated fair value.

	Three Months Ended
	March 31, 2006	Dec 31, 2006	March 31, 2007	1Q07 Over- 4Q06 Change		1Q07 Over- 1Q06 Change
	As Restated
Pro rata share of loss from equity investments	$239	$2,113	$1,516	$(597)	(28.3)%	$1,277	534.3%

        In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our ownership interest in ACET's reported net income or loss each reporting period as well as restate our prior period financial statements to reflect the equity method of accounting from the date of the initial investment. Our operating results now include a line item titled "pro rata share of loss from equity investments" on our condensed consolidated statement of operations where we record these expenses. For the quarter ended March 31, 2007, our pro rata share of the loss in ACET was $1.5 million, compared to $239 thousand for the same period in the prior year. In the third quarter we made an additional cash investment, along other third-party investors, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007. We recorded a $1.8 million gain in connection with the transaction reflecting the change in our ownership interest in the underlying net assets of ACET. The gain was recorded to Additional Paid in Capital.

Provision for Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        Our tax provision for the first quarter of 2007 was $0.7 million, which consists primarily of foreign income and withholding taxes.

        We adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a $3.2 million decrease to the opening balance of retained earnings. Upon adoption, the total amount of gross unrecognized tax benefits was $22.4 million. Included in the balance were approximately $9.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We are currently under audit by the Internal Revenue Service. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. Based on the status of the case, we expect to reduce our unrecognized tax benefits by approximately $5 million within the next twelve months.

Liquidity and Capital Resources (in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2007
	As restated
Cash provided by (used in):
Operating activities	$15,909	$1,261
Investing activities	$889	$(19,935)
Financing Activities	$920	$936

        Operating activities.    For the three months ended March 31, 2007, the primary sources of operating cash flows were a $16.0 million decrease in trade accounts receivable from related parties due to the timing of payments relative to the quarter end and a $5.1 million decrease in inventories resulting from our continued focus on more effectively managing inventory levels and capacity constraints at one of our major foundries, Grace Semiconductor. Offsetting these sources of cash flow was a $25.6 million decrease in accounts payable.

        Net cash provided by operating activities in the first quarter of 2006 was primarily driven by net income of $12.1 million adjusted for non-cash charges of approximately $10.3 million. These non-cash charges included $2.5 million in depreciation and amortization, $2.2 million in stock-based compensation, inventory provisions of $2.1 million and impairment charges on equity investments of $3.5 million. Operating cash flows were also provided by a reduction in related party accounts receivable of $18.5 million due primarily to the timing of payments. Offsetting these sources of operating cash flows was a reduction in accounts payable of $18.5 million and a $12.2 million gain on the sale of shares of common stock in PTI.

        Investing activities.    For the three months ended March 31, 2007, investing activities used $19.9 million in cash, primarily from the purchase of $18.0 million in available for sales investments and $1.7 million for the purchase of equity securities. For the three months ended March 31, 2006, the primary source of cash from investing activities came from the net sales, maturities and purchases of available-for-sale investments, primarily from the sales of PTI shares that provided cash of $14.3 million, offset by the use of $12.0 million in cash for the purchase of other available-for-sale instruments as well as the $1.4 million in purchases of fixed assets to support our operations.

        Financing activities.    For the three months ended March 31, 2007, cash provided by financing activities included the issuance of common stock of $1.3 million partially offset by capital lease payments of $300,000. Cash from financing activities in the first quarter of 2006 primarily related to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $1.3 million.

        Principal sources of liquidity at March 31, 2007 consisted of $148.0 million of cash, cash equivalents and short-term available-for-sale investments.

        As of March 31, 2007, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2006.

        Purchase Commitments.    As of March 31, 2007, we had outstanding purchase commitments with our foundry vendors of $26.0 million for delivery in 2007. We have recorded a liability of $32,000 for adverse purchase commitments. In comparison, as of December 31, 2006, we had outstanding purchase commitments with our foundry vendors of $20.2 million for delivery in 2007, with a recorded liability of $119,000 for adverse purchase commitments.

        Operating Capital Requirements.    We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, if we fail to execute to our business strategies, we could experience declines in our cash balances. We have secured a line of credit for up to $40.0 million from Cathay Bank to meet operating capital requirements if needed. This line of credit expired on October 10, 2007. As of March 31, 2007, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for the line of credit with Bank of America in China. As of March 31, 2007, SST China Limited has drawn RMB 24 million, or approximately $3.1 million U.S. dollars, at an interest rate of 5.1%. There can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

        Please also see Item 1A. "Risk Factors—Our operating results fluctuate materially and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price."

        In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In addition, in July and October 2006, multiple shareholder derivative complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see Item 1A. "Risk Factors—We are engaged in derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price."

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2007.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. We do not expect a material impact from the adoption of SFAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing what the impact of the adoption of this Statement will be on our financial position and results of operations.

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

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of March 31, 2007 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of March 31, 2007, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of March 31, 2007 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$83,235	4.5%
Short-term available-for-sale—fixed rate	64,761	5.3%

	$147,996	4.8%

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

        A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim annual statement will not be presented or detected on a timely basis.

        At March 31, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements and to 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at March 31, 2007.

        This material weakness in internal control over financial reporting is discussed in greater detail in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Remediation Plan for Material Weakness

        We had previously decided that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We believe OSFM once completely implemented will provide the basis for the development of adequate controls over inventory. However, as of March 31, 2007 we have not completed our review and evaluation of the new system and the inventory controls surrounding OSFM.

        In addition we plan to review the adequacy of our staffing and the technical knowledge and experience of our current staff as well as to improve the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

        Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

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

        On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have 21 days to file a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have 21 days to file an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

        On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a "Compact ISA-bus Interface." The plaintiff seeks a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2007.

Item 1A.    Risk Factors

Risks Related to Our Business

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

        In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2. to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and have restated our historical financial statements. The review of our historical stock option granting practices has also required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $9.1 million from March 31, 2007 through November 30, 2007 and we expect to incur additional costs in the future periods. In addition, the review has diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

        Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Item 1. "Legal Proceedings," several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. These or future similar complaints, or any future litigation or regulatory action may not result in the same conclusions reached by the Chairman of the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

        We also voluntarily contacted the SEC regarding the review and, as of the date of the filing of this Quarterly Report on Form 10-Q, the SEC is continuing an informal inquiry of our historical stock option grant practices. In October 2007, we met with the SEC and provided it with a review of the status of the review and in November 2007 we voluntarily provided the SEC with further documents. We plan to continue to cooperate with the SEC in its inquiry.

        While we believe that we have made appropriate judgments in concluding the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, "Restatement of Consolidated Financial Statements" to our condensed consolidated financial statements for further information.

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with such regulatory bodies. If we are unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements our business will be harmed.

        Due to the independent review and resulting restatements we were unable to file our periodic reports with the SEC on a timely basis and face the possibility of the delisting of our common stock from the NASDAQ Global Market. As a result of our failure to file our periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales our securities until all periodic reports have been timely filed for at least 12 months. In addition, if the NASDAQ Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to continue to list our stock on the NASDAQ Global Market. Despite our filing of our delinquent periodic reports we remain in violation of NASDAQ listing requirements due to our failure to hold an annual meeting of shareholders in 2007. Although we anticipate holding an annual meeting as soon as permitted under applicable federal law, if our common stock is delisted the price of our common stock and the ability of our shareholders to trade our common stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

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

        We expect that the issues arising from our historical stock option grant practices and the related restatement will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, we expect that it may be significantly more costly than in the past, which would have an adverse effect on our financial results. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

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

        We are considering offering active employees who are option holders the opportunity to amend or exchange their options to avoid the tax consequences of Section 409A. Once we have determined a final course of action in these respects, if we undertake any such plan or process, we anticipate that we will record additional expenses in periods when such actions are taken.

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

        Although we were profitable for the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2006, 2005 and 2003 and the three months ended March 31, 2007. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005, 2006 and the three months ended March 31, 2007 and we may incur additional significant inventory valuation adjustments in the future.

        We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2007, we had $65.9 million of net inventory on hand, a decrease of $8.0 million, or 10.8%, from December 31, 2006. Total valuation adjustments to inventory and adverse purchase commitments for the period ended March 31, 2006 and March 31, 2007 were $2.1 million and $2.8 million, respectively. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of March 31, 2007, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

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

        During 2005, 2006 and the three months ended March 31, 2007, our international product and licensing revenues accounted for 95.1%, 94.7%, and 95.2% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

        We derived 87.6%, 87.7% and 87.8% of our net product revenues from Asia during 2005, 2006 and the three months ended March 31, 2007, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

        We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support a product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in nonmarketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

        We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of Professional Computer Technology Limited, or PCT, which is one of our stocking representatives in Taiwan. During 2005, 2006 and the three months ended March 31, 2007, SPT serviced end customer shipments accounting for 58.5%, 59.1% and 54.5% of our net product revenues recognized. As of December 31, 2006, and the period ended March 31, 2007, SPT accounted 68.9% and 59.0%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by five foundries, TSMC in Taiwan, Seiko-Epson and Yasu in Japan and Grace and Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, in China. We have an equity investment in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Sanyo in Japan, Samsung in Korea and Powerchip Semiconductor Corporation, or PSC, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

        In order to grow, we need to increase our present available manufacturing capacity. The existing capacity from Grace, HHNEC, TSMC and PowerChip available to us were insufficient during 2007. In addition, events that we have not foreseen could arise which would further limit our capacity. Similar to our investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

        We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of March 31, 2007, we held 215 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2026 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2007.

        During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock. We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see Item 1. "Legal Proceedings."

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

        In addition to the Atmel and Intel actions, we receive from time to time, letters or communications from other companies stating that such companies have patent rights that involve our products. Since the design of most of our products is based on SuperFlash technology, any legal finding that the use of our SuperFlash technology infringes the patent of another company would have a significantly negative effect on our entire product line and operating results. Furthermore, if such a finding were made, there can be no assurance that we cdonould license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using, selling, offering to sell or importing into the United States any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could harm our operating results. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

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

We have determined that we have a material weakness in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

        The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of March 31, 2007 because management determined that as of March 31, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is unlikely. However, as of March 31, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and in adjustments to the 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at March 31, 2007. Because of this material weakness, our management concluded that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, has issued an adverse opinion with respect to the effectiveness of our internal control over financial reporting and their report is included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 6.    Exhibits.

(a)
Exhibits.

  We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2006.

31.1		Certification of President and Chief Executive Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Senior Vice President, Finance and Chief Financial Officer required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	*
Certification of Senior Vice President, Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 18th day of January, 2008.

SILICON STORAGE TECHNOLOGY, INC.
By:	/s/ BING YEH Bing Yeh Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES B. BOYD James B. Boyd Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements (Unaudited)
SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands)
SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (in thousands)
SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits.
SIGNATURES