Form 10-Q
period 2007-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2008-01-18
CIK 855906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Number of shares outstanding of Silicon Storage Technology, Inc.'s Common Stock, no par value, as of the latest practicable date, December 31, 2007: 104,197,735.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 2007
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	As Adjusted and Restated (Note 2)		As Adjusted and Restated (Note 2)
Net revenues:
Product revenues—unrelated parties	$40,775	$35,554	$78,807	$74,687
Product revenues—related parties	58,163	54,723	120,434	103,801
Technology licensing	8,791	9,035	17,641	18,258
Technology licensing—related parties	—	31	1,378	121

Total net revenues	107,729	99,343	218,260	196,867

Cost of revenues:
Cost of revenues—unrelated parties	29,245	25,058	57,148	53,843
Cost of revenues—related parties	51,071	48,692	100,027	90,910

Total cost of revenues	80,316	73,750	157,175	144,753

Gross profit	27,413	25,593	61,085	52,114

Operating expenses:
Research and development	13,241	14,332	28,135	28,106
Sales and marketing	7,108	7,539	15,261	14,304
General and administrative	5,813	6,811	11,036	13,566
Other operating expenses	—	4,005	—	4,005

Total operating expenses	26,162	32,687	54,432	59,981

Income (loss) from operations	1,251	(7,094)	6,653	(7,867)

Interest income	999	1,669	1,337	3,467
Dividend income	66	186	165	218
Other income (expense), net	15	40	41	20
Interest expense	(65)	(113)	(106)	(202)
Gain on sale of equity investments	—	142	12,206	142
Impairment of equity investments	—	—	(3,523)	—

Income (loss) before provision for income taxes and pro rata share of loss from equity investments	2,266	(5,170)	16,773	(4,222)
Provision for income taxes	855	418	2,978	1,164

Income (loss) before pro rata share of loss from equity investments	1,411	(5,588)	13,795	(5,386)
Pro rata share of loss from equity investments	233	1,931	472	3,447

Net income (loss)	$1,178	$(7,519)	$13,323	$(8,833)

Net income (loss) per share—basic	$0.01	$(0.07)	$0.13	$(0.08)

Shares used in per share calculation—basic	103,178	104,198	103,159	104,071

Net income (loss) per share—diluted	$0.01	$(0.07)	$0.13	$(0.08)

Shares used in per share calculation—diluted	104,397	104,198	104,468	104,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,973	$104,157
Short-term available-for-sale investments	38,835	63,114
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $112 at December 31, 2006 and $16 at June 30, 2007	19,382	14,689
Trade accounts receivable—related parties	45,561	32,099
Inventories, net	73,883	53,431
Other current assets	9,074	7,231

Total current assets	287,708	274,721

Property and equipment, net	19,513	19,667
Long-term available-for-sale investments	45,554	38,166
Equity investments, GSMC	42,550	42,550
Equity investments, others	25,237	22,693
Goodwill	29,213	29,213
Intangible assets, net	9,940	8,838
Other assets	6,263	1,090

Total assets	$465,978	$436,938

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$3,070	$4,197
Trade accounts payable—unrelated parties	31,148	21,443
Trade accounts payable—related parties	36,510	22,925
Accrued expenses and other liabilities	24,115	18,831
Deferred revenue	3,390	3,461

Total current liabilities	98,233	70,857

Other liabilities	2,030	6,017

Total liabilities	100,263	76,874

Commitments (Note 7) and Contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares Issued and outstanding: none	—	—
Common stock, no par value:
Authorized: 250,000 shares Issued and outstanding: 103,629 shares at December 31, 2006 and 104,198 shares at June 30, 2007	364,330	365,566
Additional paid-in capital	61,533	64,828
Accumulated other comprehensive income	31,281	33,136
Accumulated deficit	(91,429)	(103,466)

Total shareholders' equity	365,715	360,064

Total liabilities and shareholders' equity	$465,978	$436,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2007
	As Adjusted and Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$13,323	$(8,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,982	5,446
Stock-based compensation expense	4,267	3,034
Provision (credits) for doubtful accounts receivable	323	(96)
Provision for sales returns	421	(109)
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	8,814	6,264
Pro rata share of loss from equity investments	472	3,447
Impairment loss on equity investment	3,523	—
Gain on sale of equity investments	(12,206)	(142)
(Gain) loss on disposal of equipment	(6)	1
Changes in operating assets and liabilities:
Trade accounts receivable—unrelated parties	(739)	4,899
Trade accounts receivable—related parties	17,906	13,462
Inventories	4,898	14,083
Other current and non-current assets	(2,701)	1,827
Trade accounts payable—unrelated parties	(15,880)	(9,761)
Trade accounts payable—related parties	(76)	(13,529)
Accrued expenses and other liabilities	2,366	1,890
Deferred revenue	(403)	72

Net cash provided by operating activities	29,284	21,955

Cash flows from investing activities:
Investments in equity securities	(3,000)	—
Note receivable	—	(500)
Purchase of property and equipment	(2,359)	(3,738)
Proceeds from sale of equipment	9	—
Purchase of intellectual property license	(317)	(741)
Purchases of available-for-sale investments	(33,699)	(35,474)
Sales and maturities of available-for-sale and equity investments	19,820	20,062

Net cash used in investing activities	(19,546)	(20,391)

Cash flows from financing activities:
Debt repayments	(94)	—
Borrowing against line of credit	—	1,036
Issuance of shares of common stock	1,374	1,236
Principal payments of capital leases	(602)	(652)

Net cash provided by financing activities	678	1,620

Net increase in cash and cash equivalents	10,416	3,184
Cash and cash equivalents at beginning of period	77,382	100,973

Cash and cash equivalents at end of period	$87,798	$104,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Additional Paid-In Capital
	Shares	Amount				Total
Balances, December 31, 2006	103,629	$364,330	$61,533	$(91,429)	$31,281	$365,715

Issuance of shares of common stock under employee stock purchase and option plans	569	1,236		—	—	1,236
Stock-based compensation		—	3,034	—	—	3,034
Equity affiliate stock based compensation			261			261
Impact of adoption of FIN 48	—	—	—	(3,204)	—	(3,204)
Net loss	—	—	—	(8,833)	—
Unrealized gain on available- for-sale securities	—	—	—	—	2,058
Cumulative translation adjustment	—	—	—	—	(203)
Comprehensive loss	—	—	—	—	—	(6,978)

Balances, June 30, 2007	104,198	$365,566	$64,828	$(103,466)	$33,136	$360,064

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

        The year-end balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. Please refer to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Operating Expenses

        Legal, tax, accounting, and other professional services costs associated with our voluntary independent review of our historical stock option granting practices are included as other operating expenses. We incurred $4.0 million in such expenses for the three and six month periods ended June 30, 2007, respectively.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation (Continued)

been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS No. 159 on our financial position and results of operations.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

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

        Based on the findings of the Chairman, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use from 1997 through mid-2002, of certain date selection methods which resulted in grantees receiving options with stated exercise prices lower than the market price of the underlying

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

stock on the revised measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with respect to new hire and promotion grants and have generally granted and priced our stock options for new hires and promotions in an objective and consistent manner since that time. However, from 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

        In accordance with APB No. 25 (intrinsic value method), with respect to periods though December 31, 2005, we should have recorded stock-based compensation expense to the extent that the fair market value of our common stock on the correct measurement date exceeded the exercise price of each option granted. For periods commencing January 1, 2006 we record stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R).

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

        We are restating our condensed consolidated statements of operations for the three and six months ended June 30, 2006, our condensed consolidated statements of cash flows for the six months ended June 30, 2006, and related disclosures in this Quarterly Report on Form 10-Q.

  Summary of Accounting Adjustments

        As part of the restatement of our condensed consolidated financial statements reported in our Annual Report on Form 10-K for the year ended December 31, 2006, we recorded stock-based compensation and other adjustments previously determined to be immaterial for the three and six months ended June 30, 2006. The impact of such adjustments for the three and six month periods ended June 30, 2006 was a decrease in net income of $68,000 and an increase in net income of $578,000, respectively. In addition, we recorded adjustments of $209,000 and $429,000 to net income due to the change in accounting from to equity method in Advanced Chip Engineering Technology Inc. for the three and six months ended June 30, 2006.

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

	Three Months Ended June 30, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$40,775	$—	$40,775	$—	$40,775
Product revenues—related parties	58,163	—	58,163	—	58,163
License revenues—unrelated parties	8,791	—	8,791	—	8,791

Total net revenues	107,729	—	107,729	—	107,729
Cost of revenues:
Cost of revenues—unrelated parties	29,259	—	29,259	(14)	29,245
Cost of revenues—related parties	51,096	—	51,096	(25)	51,071

Total cost of revenues	80,355	—	80,355	(39)	80,316

Gross profit	27,374	—	27,374	39	27,413

Operating expenses:
Research and development	13,093	—	13,093	148	13,241
Sales and marketing	7,042	—	7,042	66	7,108
General and administrative	5,769	—	5,769	44	5,813

Total operating expenses	25,904	—	25,904	258	26,162

Income from operations	1,470	—	1,470	(219)	1,251

Interest income	999	—	999	—	999
Dividend income	66	—	66	—	66
Other income (expense), net	(9)	24	15	—	15
Interest expense	(57)	—	(57)	(8)	(65)

Income before provision for (benefit from) income taxes and pro rata share of loss from equity investments	2,469	24	2,493	(227)	2,266
Provision for income taxes	1,014	—	1,014	(159)	855

Income before pro rata share of loss from equity investments	1,455	24	1,479	(68)	1,411
Pro rata share of loss from equity investments	—	233	233	—	233

Net income	$1,455	$(209)	$1,246	$(68)	$1,178

Net income per share—basic	$0.01	$—	$0.01	$—	$0.01

Shares used in per share calculation—basic	103,178		103,178		103,178

Net income per share—diluted	$0.01	$—	$0.01	$—	$0.01

Shares used in per share calculation—diluted	104,529		104,529	(132)	104,397

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method to account for our investment in Advanced Chip Engineering Technology, Inc.

(2)
The restated consolidated statement of operations and cash flows the six months ended June 30, 2006 includes stock-based compensation expense (Note 4). As part of the restatement, we also recorded other adjustments that were previously considered to be immaterial.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2006
	As previously reported	Adjustments(1)	As Adjusted	Adjustments(2)	As Adjusted and Restated
Net revenues:
Product revenues—unrelated parties	$78,807	$—	$78,807	$—	$78,807
Product revenues—related parties	120,434	—	120,434	—	120,434
License revenues—unrelated parties	17,641	—	17,641	—	17,641
License revenues—related parties	1,378	—	1,378	—	1,378

Total net revenues	218,260	—	218,260	—	218,260
Cost of revenues:
Cost of revenues—unrelated parties	57,074	—	57,074	74	57,148
Cost of revenues—related parties	99,899	—	99,899	128	100,027

Total cost of revenues	156,973	—	156,973	202	157,175

Gross profit	61,287	—	61,287	(202)	61,085

Operating expenses:
Research and development	28,260	—	28,260	(125)	28,135
Sales and marketing	15,203	—	15,203	58	15,261
General and administrative	11,806	—	11,806	(770)	11,036

Total operating expenses	55,269	—	55,269	(837)	54,432

Income (loss) from operations	6,018	—	6,018	635	6,653

Interest income	1,337	—	1,337	—	1,337
Dividend income	165	—	165	—	165
Other income (expense), net	(7)	48	41	—	41
Interest expense	(136)	—	(136)	30	(106)
Gain on sale of equity investments	12,206	—	12,206	—	12,206
Impairment of equity investments	(3,523)	—	(3,523)	—	(3,523)

Income before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	16,060	48	16,108	665	16,773
Provision for income taxes	3,315	—	3,315	(337)	2,978

Income before pro rata share of loss from equity investments	12,745	48	12,793	1,002	13,795
Pro rata share of loss from equity investments	—	472	472	—	472

Net income	$12,745	$(424)	$12,321	$1,002	$13,323

Net income per share—basic	$0.12	—	$0.12	$0.01	$0.13

Shares used in per share calculation—basic	103,159		103,159		103,159

Net income per share—diluted	$0.12	—	$0.12	$0.01	$0.13

Shares used in per share calculation—diluted	104,634		104,634	(166)	104,468

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method to account for our investment in Advanced Chip Engineering Technology, Inc.

(2)
The restated consolidated statement of operations and cash flows the six months ended June 30, 2006 includes stock-based compensation expense (Note 4). As part of the restatement, we also recorded other adjustments that were previously considered to be immaterial.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2006
	As previously reported	Adjustment(1)	As adjusted	Adjustments(2)	As adjusted and restated
Cash flows from operating activities:
Net income	$12,745	$(424)	$12,321	$1,002	$13,323
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,982	—	4,982	—	4,982
Stock-based compensation expense	3,802	—	3,802	465	4,267
Provision for doubtful accounts receivable	323	—	323	—	323
Provision for sales returns	421	—	421	—	421
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	8,446	—	8,446	368	8,814
Pro rata share of loss from equity investments	28	444	472	—	472
Impairment loss on equity investment	3,523	—	3,523	—	3,523
Gain on sale of equity investments	(12,206)	—	(12,206)	—	(12,206)
Gain on disposal of equipment	(6)	—	(6)	—	(6)
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	(739)	—	(739)	—	(739)
Trade accounts receivable-related parties	17,906	—	17,906	—	17,906
Inventories	5,017	—	5,017	(119)	4,898
Other current and non-current assets	(2,681)	(20)	(2,701)		(2,701)
Trade accounts payable-unrelated parties	(15,880)	—	(15,880)	—	(15,880)
Trade accounts payable-related parties	(76)	—	(76)	—	(76)
Accrued expenses and other liabilities	4,082	—	4,082	(1,716)	2,366
Deferred revenue	(403)	—	(403)	—	(403)

Net cash provided by operating activities	29,284	—	29,284	—	29,284

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

Cash flows from investing activities:
Investments in equity securities	(3,000)	—	(3,000)	—	(3,000)
Purchase of property and equipment	(2,359)	—	(2,359)	—	(2,359)
Proceeds from sale of equipment	9	—	9	—	9
Purchase of intellectual property license	(317)	—	(317)	—	(317)
Purchases of available-for-sale investments	(33,699)	—	(33,699)	—	(33,699)
Sales and maturities of available-for-sale and equity investments	19,820	—	19,820	—	19,820

Net cash used in investing activities	(19,546)	—	(19,546)	—	(19,546)

Cash flows from financing activities:
Debt repayments	(94)	—	(94)	—	(94)
Issuance of shares of common stock	1,374	—	1,374	—	1,374
Principal payments of capital leases	(602)	—	(602)	—	(602)

Net cash provided by financing activities	678	—	678	—	678

Net increase in cash and cash equivalents	10,416	—	10,416	—	10,416
Cash and cash equivalents at beginning of period	77,382	—	77,382	—	77,382

Cash and cash equivalents at end of period	$87,798	—	$87,798	—	$87,798

(1)
The adjustments reflect the change in accounting methodology from the cost method to the equity method to account for our investment in Advanced Chip Engineering Technology, Inc.

(2)
The adjustments reflect additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors, and related tax impacts, and to reflect the impact of other adjustments that were previously considered to be immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(As Adjusted and Restated)		(As Adjusted and Restated)
Numerator—basic
Net income (loss)	$1,178	$(7,519)	$13,323	$(8,833)

Denominator—basic
Weighted average common stock outstanding	103,178	104,198	103,159	104,071

Basic net income (loss) per share	$0.01	$(0.07)	$0.13	$(0.08)

Denominator—diluted
Weighted average common stock outstanding	103,178	104,198	103,159	104,071
Dilutive potential of common stock equivalents	1,219	—	1,309	—

Options	104,397	104,198	104,468	104,071

Diluted net income (loss) per share	$0.01	$(0.07)	$0.13	$(0.08)

        Stock options to purchase 11,911,039 shares of common stock were outstanding with a weighted average exercise price of $6.73 for both three and six months ended June 30, 2007. These stock options were not included in the computation of diluted net loss per share for both three and six months ended June 30, 2007 because we had net losses for these periods. Stock options to purchase 8,450,580 and 8,492,481 shares with weighted average per share prices of $9.09 and $9.10, respectively, were outstanding and not included in the computation of diluted net income per share for the three and six months ended June 30, 2006, respectively, as they were anti-dilutive under the treasury stock method.

4. Stock Compensation

Employee Stock Purchase Plan

        Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of June 30, 2007, 486,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the six months ended June 30, 2007 were 155,000.

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

Directors' Stock Option Plan

        Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended. Pursuant to the Directors' Plan, upon each non-employee director's initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. In addition, each non-employee director receives a fully vested annual stock option grant for 12,000 shares of common stock. As of June 30, 2007, the Directors' Plan had 169,000 shares available for issuance.

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	As Restated		As Restated
Cost of goods sold	$114	$160	$246	$298
Research and development	938	741	1,989	1,525
Sales and marketing	304	268	621	543
General and administrative	625	329	1,293	713

Effect on pre-tax income	1,981	1,498	4,149	3,079
Tax effect of stock-based compensation expense	—	—	—	—

Effect on net income	$1,981	$1,498	$4,149	$3,079

        Stock-based compensation of $124,000 and $164,000 was capitalized in inventory as of June 30, 2007 and December 31, 2006, respectively. The tax benefit from the exercise of options was $0 for the three and six months ended June 30, 2006 and 2007, respectively.

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

        The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Risk-free interest rate	4.8%	4.5%	4.3%-4.8%	4.5%-4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	82.6%	70.8%	77.0%-82.6%	70.8%-73.4%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        The following is a summary of all option activity for the six months ended June 30, 2007 (options in thousands):

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value as of
Outstanding at December 31, 2006	2,436	12,096	$6.68	6.04	$7,463

Granted	(250)	250	$5.07
Exercised	—	(414)	$1.31
Forfeited	157	(157)	$4.60
Expired	168	(168)	$10.24

Outstanding at March 31, 2007	2,511	11,607	$6.82	6.03	$8,298

Granted	(462)	462	$3.89
Exercised	—	—	$—
Forfeited	123	(123)	$4.96
Expired	35	(35)	$4.61

Outstanding at June 30, 2007	2,207	11,911	$6.73	5.91	$3,491

Vested and Expected to Vest at June 30, 2007		11,651	$6.78	4.87	$3,480

Options Exercisable at June 30, 2007		7,588	$7.80	4.36	$3,266

        A summary of our stock options outstanding at June 30, 2007 as follows (options in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.44	—	$2.36	1,304	1.26	$1.52	1,304	$1.52
$2.54	—	$3.65	1,523	6.94	$3.33	867	$3.29
$3.72	—	$4.42	1,863	8.78	$4.14	283	$4.11
$4.46	—	$4.90	1,602	6.85	$4.69	764	$4.56
$4.93	—	$6.48	1,656	7.04	$5.62	830	$5.67
$6.66	—	$8.63	1,238	6.23	$7.74	896	$7.85
$8.75	—	$11.20	1,208	5.04	$9.75	1,183	$9.74
$11.81	—	$21.04	1,196	3.74	$15.92	1,140	$16.03
$22.04	—	$28.35	316	2.98	$25.27	316	$25.27
$29.44	—	$29.44	5	3.00	$29.44	5	$29.44

$0.44	—	$29.44	11,911	5.91	$6.73	7,588	$7.80

        We settle stock option exercises with newly issued shares of common stock. We do not have any equity instruments outstanding other than the stock options described above as of June 30, 2007.

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

        In the three months ended March 31, 2006, we sold 4.0 million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We continue to own approximately 6.3 million shares of PTI at June 30, 2007.

        Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances had occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of June 30, 2007 and December 31, 2006 the carrying value of these investments was $65.2 million and $67.8 million, respectively.

        King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, PTI and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in "Long-term available-for-sale investments." The investments that are not available for resale due to local securities regulations within one year at the balance sheet date are recorded at the investment cost. The investments that are available for resale within one year at the balance sheet date are recorded at fair market value, with unrealized gains and losses, net of tax, reported in shareholders' equity as other comprehensive income. If a decline in value is judged to be other than temporary, it is reported as an impairment of equity investments. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

        In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our ownership interest in ACET's reported net income or loss each reporting period as well as restate our prior period financial statements to reflect the equity method of accounting from the date of the initial investment. Our operating results now include a line item titled "pro rata share of loss from equity investments" on our condensed consolidated statement of operations where we record these expenses. For the quarter ended June 30, 2007, our pro rata share of the loss in ACET was $1.9 million, compared to $233 thousand for the same period in the prior year. In the third quarter we made an additional cash investment, along other third-party investors, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Investments (Continued)

September 30, 2007. We recorded a $1.8 million gain in connection with the transaction reflecting the change in our ownership interest in the underlying net assets of ACET. The gain was recorded to Additional Paid in Capital.

        Noted in the table below is unaudited summarized information regarding ACET's results of operation without any pro-rata adjustments for our investment in the outstanding equity of ACET (thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Net sales	$140	$299	$386	$445
Gross loss	$(1,502)	$(2,223)	$(2,992)	$(4,305)
Net loss	$(2,224)	$(3,400)	$(4,513)	$(6,467)

        We owned 9.8% of the equity of Grace Semiconductor Manufacturing Corporation, or GSMC, as of June 30, 2007 with a carrying value of $42.6 million. In the third quarter ended September 30, 2007, we determined our investment in GSMC had experienced a decline in value based on an independent third party valuation of our investment in GSMC. Accordingly, we recorded a charge for the quarter ended September 30, 2007 of $19.4 million.

        In the three months ended March 31, 2006, we determined our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on loan payments to certain of its business partners and began the process of discontinuing operations. Consequently, our remaining investment of $3.3 million along with a loan of $225,000 were written off.

        The fair values of available-for-sale investments as of June 30, 2007 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$33,549	$—	$(28)	$33,521
Government bonds and notes	48,171	—	(33)	48,138
Foreign listed equity securities	4,881	33,285	—	38,166

Total bonds, notes and equity securities	$86,601	$33,285	$(61)	$119,825

Less amounts classified as cash equivalents				(18,545)

Total short and long-term available-for-sale investments				$101,280

        Contractual maturity dates of our available-for-sale investments for debt securities generally occur all in the current year. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

        The unrealized gains and losses as of June 30, 2007 are recorded in accumulated other comprehensive income, net of tax.

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

6. Selected Balance Sheet Detail

        Details of selected balance sheet accounts are as follows (in thousands):

        Inventories comprise:

	December 31, 2006	June 30, 2007
Raw materials	$53,683	$28,703
Work in process	3,307	12,078
Finished goods	10,951	6,844
Finished goods inventories held at logistics center	5,942	5,806

	$73,883	$53,431

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

        Our allowance for excess and obsolete inventories includes a provision for finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In addition, our allowance includes an allowance for die, work-in-process and finished goods inventories that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory analysis, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

        Accrued expenses and other liabilities comprise (in thousands):

	December 31, 2006	June 30, 2007
Accrued compensation and related items	$9,774	$10,377
Accrued adverse purchase commitments	119	15
Accrued commission	2,004	2,140
Accrued income tax payable	5,644	(766)
Accrued warranty	298	371
Other accrued liabilities	6,276	6,694

	$24,115	$18,831

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Selected Balance Sheet Detail (Continued)

        Changes in the warranty reserves during the six months ended June 30, 2006 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2006	2007
Beginning balance	$803	$298
Provisions for warranty	1,736	1,385
Consumption of reserves	(1,629)	(1,312)

Ending balance	$910	$371

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

7. Commitments

        Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2007 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $46.0 million. We have not recorded any liabilities as of June 30, 2007 related to these indemnities as no such claims have been made or asserted.

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

(Unaudited)

8. Contingencies (Continued)

2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into our historical stock option grant practices, at which time plaintiff shall have 21 days to file a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges, among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. On April 13, 2007, the court granted the parties' stipulation staying this action until after we publicly announce the results of the investigation into historical stock option grant practices, at which time plaintiff shall have 21 days to file an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of September 30, 2007.

9. Line of Credit

        On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of December 31, 2006. The loan agreement was amended in August 2007 to mature in October 2007 as well as waive covenants, which we were in violation of, requiring us to file timely SEC documents Form 10-K for December 31, 2006 as well as Forms 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. We did not renew this line after its expiration. The line of credit was intended to be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 1% below the prime rate reported from time to time by the Wall Street Journal, Western Edition (8.25% at June 30, 2007). The line of credit is collateralized by substantially all of our assets other than intellectual property. The agreement contains certain financial covenants, including the levels of qualifying accounts receivable and inventories, which could limit the availability of funds under the agreement. As of June 30, 2007, a

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Line of Credit (Continued)

standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for a line of credit with Bank of America in China. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of June 30, 2007.

        On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million US dollars. This line expired and was replaced on August 07, 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.4 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (5.72% at June 30, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, SST has to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. As of September 30, 2007, SST China Limited has drawn RMB 32 million at the interest rate of 5.427%. We were in compliance with all terms of this facility agreement at September 30, 2007.

10. Goodwill and Intangible Assets:

        Our goodwill and intangible assets include $16.5 million of finite-lived intangible assets from acquisitions made in prior years and $2.4 million of purchased intellectual property. Certain of our acquisitions also included in the aggregate of $29.2 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

        As of June 30, 2007, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$6,705	$5,086
Intellectual property	2,435	79	2,356
Trade name	1,198	672	526
Customer relationships	1,857	1,276	581
Backlog	811	811	—
Non-Compete Agreements	810	521	289

	$18,902	$10,064	$8,838

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

        All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life of three to five years and is amortized when it is put into service. Trade names and backlogs have been assigned useful lives of five years, and one year, respectively. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense for intangible assets for the six months ended June 30, 2007 was $1.8 million.

        Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2007 remaining six months	1,800
2008	3,795
2009	2,502
2010	676
2011 and thereafter	65

$8,838

        There was no change in the carrying amount of goodwill for the six months ended June 30, 2007 from December 31, 2006.

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

        Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency ICs and modules, NAND controllers and NAND controller based modules.

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

        The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
	Revenues	Gross Profit	Revenues	Gross Profit
		As Restated
Memory	$82,970	$14,074	$81,299	$14,789
Non-Memory	15,968	4,548	8,978	1,738
Technology Licensing	8,791	8,791	9,066	9,066

	$107,729	$27,413	$99,343	$25,593

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007
	Revenues	Gross Profit	Revenues	Gross Profit
		As Restated
Memory	$163,008	$31,792	$159,915	$29,852
Non-Memory	36,233	10,274	18,573	3,883
Technology Licensing	19,019	19,019	18,379	18,379

	$218,260	$61,085	$196,867	$52,114

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Related Party Transactions and Balances

        The following table is a summary of our related party revenues and purchases for the three and six months ended June 30, 2006 and 2007, and our related party accounts receivable and accounts payable and accruals as of December 31, 2006 and June 30, 2007 (in thousands):

	Three Months Ended
	Revenues		Purchases
	June 30,		June 30,
	2006	2007	2006	2007
Silicon Technology Co., Ltd	$260	$15	$—	$—
Apacer Technology, Inc. & related entities	714	610	—	—
Silicon Professional Technology Ltd	57,189	54,098	—	—
Grace Semiconductor Manufacturing Corp	—	31	14,319	16,222
King Yuan Electronics Company, Limited	—	—	7,029	4,652
Powertech Technology, Incorporated	—	—	3,113	4,540

	$58,163	$54,754	$24,461	$25,414

	Six Months Ended
	Revenues		Purchases
	June 30,		June 30,
	2006	2007	2006	2007
Silicon Technology Co., Ltd	$486	$280	$—	$—
Apacer Technology, Inc. & related entities	1,680	1,375	—	—
Silicon Professional Technology Ltd	118,268	102,146	—	—
Grace Semiconductor Manufacturing Corp	1,378	121	24,142	32,094
King Yuan Electronics Company, Limited	—	—	15,033	12,175
Powertech Technology, Incorporated	—	—	6,904	8,991

	$121,812	$103,922	$46,079	$53,260

	Trade Accounts Receivable		Account Payable and Accruals
	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007
Silicon Technology Co., Ltd	$136	$—	$—	$17
Apacer Technology, Inc. & related entities	570	30	—	—
Advanced Chip Engineering Technology Inc	—	—	84	84
Professional Computer Technology Limited	—	—	59	43
Silicon Professional Technology Ltd	44,750	32,069	686	510
Grace Semiconductor Manufacturing Corp	105	—	17,955	13,034
King Yuan Electronics Company, Limited	—	—	10,421	4,894
Powertech Technology, Incorporated	—	—	7,305	4,343

	$45,561	$32,099	$36,510	$22,925

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Related Party Transactions and Balances (Continued)

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

13. Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

        In accordance with our accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. We have accrued interest and penalties as of the date of adoption of FIN No. 48. These amounts are not material.

        The gross unrecognized tax benefits increased $0.2 million and $0.7 million for the three and six months ended June 30, 2007. Interest and penalties for the same period did not materially change.

        We file income tax returns in the U.S federal jurisdiction, California, and in various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before December 31, 1997.

14. Subsequent Events:

        In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in Advanced Chip Engineering Technology, or ACET, a

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Subsequent Events: (Continued)

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

        The information below has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2., "Restatement of Consolidated Financial Statements," to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        Sequentially, from the prior quarter, revenue from networking applications increased by 12% while revenue from of our digital consumer applications decreased by 11%, Internet computing applications increased by 12% and wireless communications increased by 3%. Compared with the same quarter a year ago, wireless communications revenue decreased by 3%, networking applications revenue decreased 21%, Internet computing revenues declined by 16% and digital consumer revenue declined by 16%.

        During the first six months of 2007, we continued to make product announcements that we initially began in October 2006. This quarter we introduced our MeleodyWing wireless audio solution. This radio module allows users to wirelessly connect their surround sound speaker system to their audio-visual equipment and offers uncompressed, wire-equivalent sound quality. This product addresses the needs of the home entertainment market by delivering customers superior sound effects for both home theater surround sound and multi-room music streaming without the need for wires. We are currently broadly sampling the MelodyWing product and expect to be in volume production later this year by second half of 2008. We plan to have volume shipments of All-in-OneMemory by the second half of 2008 with our higher capacity NANDrive devices in production by the second half of 2008.

        In May, 2007, we announced volume production of our Theseus Titanium 40 smartcard IC. This product offers developers an all flash memory-based smartcard IC with 100 percent User-Configurable Memory and a variety of security features. In addition, we announced the availability of new development tools for the Theseus Titanium family that complement the existing development support ecosystem for the Theseus Titanium family. This family of products has been very well received with more than 50 million units shipped worldwide since its introduction in the fourth quarter of 2005.

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

        The first six months of 2007 saw our share of challenges:

  •
  In March 2007 we announced a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The Chairman of the Audit Committee of the Board of Directors completed his review with the assistance of independent outside legal counsel. The results of this review required us to restate our consolidated financial statements for prior periods. We incurred material expenses in relation to this review of $4.0 million for the three and six months ended June 30, 2007. For further information, please see Note 2. "Restatement of Financial Statements" to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2006.

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

  •
  Our wafer capacity at one of our major foundries, Grace Semiconductor, reached its limit in 2007. We have been working with several foundries to bring up additional capacity at 180 and 250 nanometer. However, due to the manufacturing cycle-time, we do not expect this additional output to meet demand until the first quarter of 2008. We expect the supply situation to substantially improve next year, as we plan to start 120-nanometer pilot production in early 2008.

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

        We derived 87.6%, 87.7% and 89.1% of our net product revenues during 2005, 2006 and the six months ended June 30, 2007, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

        Our top ten end customers, excluding stocking representatives and distributors, accounted for 27.2%, 20.1% and 20.6% of our net product revenues in 2005, 2006 and the six months ended June 30, 2007, respectively.

        No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2005, 2006 or the six months ended June 30, 2007.

        We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 40.3%, 48.5% and 59.2% of our product shipments in 2005, 2006 and the six months ended June 30, 2007, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 18.3%, 10.3% and 11.3% of our product shipments to end users in 2005, 2006 and the six months ended June 30, 2007, respectively.

        We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2005 and 2006, and the six months ended June 30, 2007, SPT serviced end customer sales accounting for 58.5%, 59.1% and 57.2% of our net product revenues recognized. For the years ended December 31, 2005 and 2006, and the six months ended June 30, 2007, SPT represented 69.6%, 68.9% and 68.5% of our net accounts receivable, respectively.

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

Results of Operations: Three and Six months ended June 30, 2007

Net Revenues (in thousands):

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
Memory Revenue	$82,970	$78,616	$81,299	$(1,671)	(2.0)%	$2,683	3.4%
Non-Memory Revenue	$15,968	9,595	$8,978	$(6,990)	(43.8)%	$(617)	(6.4)%

Product revenues	$98,938	88,211	$90,277	$(8,661)	(8.8)%	$2,066	2.3%
Technology licensing	$8,791	9,313	$9,066	$275	3.1%	$(247)	(2.7)%

Total net revenues	$107,729	$97,524	$99,343	$(8,386)	(7.8)%	$1,819	1.9%

	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
Memory Revenue	$163,008	$159,915	$(3,093)	(1.9)%
Non-Memory Revenue	$36,233	$18,573	$(17,660)	(48.7)%

Product revenues	$199,241	$178,488	$(20,753)	(10.4)%
Technology licensing	$19,019	$18,379	$(640)	(3.4)%

Total net revenues	$218,260	$196,867	$(21,393)	(9.8)%

        The following discussions are based on our reportable segments described in Note 11, to our unaudited condensed consolidated financial statements.

Memory Products

        Memory revenue increased 3.4% in the second quarter of 2007 from the first quarter of 2007 primarily due to an 11.0% increase in unit shipments offset by a decrease in average selling prices of 8.9%. Increases in demand for several consumer electronic and computer applications led to the results. Memory revenue decreased 2.0% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to a 14.3% decrease in average selling prices partially offset by increased unit shipments of 13.4%. The decrease in average selling prices was primarily a result of product mix coupled with some price erosion from continuing competitive pricing pressures in the low density markets. For the six months ended June 30, 2007 in comparison to the prior year, memory revenue decreased due to a 7.1% decrease in average selling prices due to competitive pricing environments offset by an 8.6% increase in unit shipments.

Non-Memory Products

        Non-memory revenue decreased 6.4% in the second quarter of 2007 from the first quarter of 2007 primarily due to a 7.9% decrease in unit shipments, partially offset by a 1.5% increase in average selling prices due to product mix although we experienced some pricing pressures particularly on the smartcard IC products. Non-memory revenue decreased 43.8% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to a 43.2% decrease in average selling prices largely from product mix, as well as pricing pressures on smartcard ICs coupled with a slight decrease in unit shipments. For the six months ended June 30, 2007 in comparison to the prior year, non-memory revenue decreased 48.7%, primarily due to a 43.2% decrease in average selling prices coupled with a slight increase in lower priced unit shipments.

Technology Licensing Revenue

        Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the second quarter of 2007 declined from the first quarter of 2007 due to timing of royalty payments. Technology licensing revenue for the second quarter of 2007 increased compared to the second quarter of 2006 as a result of timing of royalties expected to be received in the first quarter of 2007. For the six months ended June 30, 2007 technology license revenue decreased from the six months ended June 30, 2006 due to lower upfront fees as well as some fluctuation in royalties. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands):

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
	As Restated
Memory gross profit	$14,074	$15,063	$14,789	$715	5.1%	$(274)	(1.8)%
Memory gross margin	17.0%	19.2%	18.2%
Non-Memory gross profit	$4,548	$2,145	$1,738	$(2,810)	(61.8)%	$(407)	(19.0)%
Non-Memory gross margin	28.5%	22.4%	19.4%

Product gross profit	$18,622	$17,208	$16,527	$(2,095)	(11.3)%	$(681)	(4.0)%
Product gross margin	18.8%	19.5%	18.3%
Technology licensing gross profit	8,791	9,313	9,066	275	3.1%	(247)	(2.7)%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$27,413	$26,521	$25,593	$(1,820)	(6.6)%	$(928)	(3.5)%

Total gross margin	25.4%	30.1%	25.8%

	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
	As restated
Memory gross profit	$31,792	$29,852	$(1,940)	(6.1)%
Memory gross margin	19.5%	18.7%
Non-Memory gross profit	$10,274	$3,883	$(6,391)	(62.2)%
Non-Memory gross margin	28.4%	20.9%

Product gross profit	$42,066	$33,735	$(8,331)	(19.8)%
Product gross margin	21.1%	18.9%
Technology licensing gross profit	$19,019	$18,379	$(640)	(3.4)%
Technology licensing gross margin	100.0%	100.0%

Total gross profit	$61,085	$52,114	$(8,971)	(14.7)%

Total gross margin	28.0%	26.5%

Product Gross Profit

Memory products

        Gross margin of 18.2% for memory products decreased slightly in the second quarter of 2007 compared to the first quarter of 2007 largely due to a decline in average selling prices of 8.9% although there was an 11.0% increase in the number of units shipped. Serial flash devices led the declines in average selling prices. Compared to the second quarter of 2006, gross margin increased by 1.2% due to a 13.4% increase in unit shipments partially offset by a 14.3% decrease in average selling prices. For the six months ended June 30, 2007 in comparison to the prior year, memory product gross profit declined $1.9 million based on a 7.1% decrease in average selling prices from product mix coupled with more shipments of lower-priced serial flash devices.

Non-memory products

        Gross margin of 19.4% for non-memory products decreased slightly in the second quarter of 2007 compared to the first quarter of 2007 due to a decrease of 7.9% in unit shipments offset by an increase of 1.5% in average selling prices. In comparison to the second quarter of 2006, gross margin decreased 9.1%. This decrease is primarily due to average selling prices which declined 43.2%, led by product mix and smartcard ICs pricing pressures, offset by an slight increase in unit shipments. For the six months ended June 30, 2007, non-memory product gross profit declined $6.4 million as average selling prices declined 43.2% coupled with higher shipments of lower-priced products. We expect some revenue fluctuation in non-memory business throughout 2007 as we expect to grow and diversify our revenue and customer base.

        For other factors that could affect our gross profit, please also see Item 1A. "Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005 and 2006 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses (in thousands):

Research and development

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
	As Restated
Research and development	$13,241	$13,774	$14,332	$1,091	8.2%	$558	4.1%
Percent of revenue	12.3%	14.1%	14.4%

	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
	As Restated
Research and development	$28,135	$28,106	$(29)	(0.1)%
Percent of revenue	12.9%	14.3%

        Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

        In comparison to the first quarter of 2007, research and development expenses increased primarily due to an increase in salary and wages expenses of $638,000 from increased headcount and $224,000 from our bonus programs accruals. Partially offsetting these was a $291,000 decrease in company matched 401k expense. For the three months ended June 30, 2007 in comparison to the same quarter in the prior year, research and development expenses increased due to higher salaries and employee-related benefit costs of $228,000 related to increased headcount, higher bonus accruals of $224,000 and higher software license fees of $178,000. For the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006, research and development expenses were relatively flat across all expense categories. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
	As Restated
Sales and marketing	$7,108	$6,765	$7,539	$431	6.1%	$774	11.4%
Percent of revenue	6.6%	6.9%	7.6%
	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
	As Restated
Sales and marketing	$15,261	$14,304	$(957)	(6.3)%
Percent of revenue	7.0%	7.3%

        Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

        Sales and marketing expense increased in the second quarter of 2007 compared to the first quarter of 2007 due to higher salary and wage related expenses of $293,000 related to increased headcount, $177,000 bonus accrual from our bonus programs and higher public relations fees of $71,000, partially offset by deceased commission expenses of $120,000. In comparison to the second quarter in 2006, sales and marketing expenses increased due to higher salaries and wage related expenses of $256,000 related to increased headcount and greater accruals for bonus programs of $227,000, offset by lower commission related expenses of $130,000 and lower freight of $132,000. For the six months ended June 30, 2007, sales and marketing expenses declined due to lower commission expenses of $732,000 and lower logistic fees of $258,000, offset by increases in salaries and wages of $228,000. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
	As Restated
General and administrative	$5,813	$6,755	$6,811	$998	17.2%	$56	0.8%
Percent of revenue	5.4%	6.9%	6.9%
	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
	As Restated
General and administrative	$11,036	$13,566	$2,530	22.9%
Percent of revenue	5.1%	6.9%

        General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

        General and administrative expenses were flat in the second quarter of 2007 compared to the first quarter of 2007. For the six months ended June 30, 2007 compared to the same period a year ago, general and administrative fees increased due to higher outside tax service expenses of $881,000, higher outside professional fees from year-end accounting services of $733,000 as well as accruals for bonus plan of $549,000. We anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
Other operating expenses	$—	$—	$4,005	$4,005	100.0%	$4,005	100.0%
Percent of revenue	0.0%	0.0%	4.0%
	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
Other operating expenses	$—	$4,005	$4,005	100.0%
Percent of revenue	0.0%	2.0%

        As we announced in March 2007, we conducted a voluntary independent review of our historical stock option granting practices. We incurred $4.0 million of these expenses, which includes legal, tax, accounting, and other professional services, during the three and six months ended June 30, 2007. For 2007, we expect to incur additional expenses related to this review which will have a material adverse effect on our results of operations.

Interest, Dividends and Other income and expense, net

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
	As restated
Other income (expense), net	$1,080	$1,810	$1,895	$815	75.5%	$85	4.7%
Percent of revenue	1.0%	1.9%	1.9%
	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
Other income (expense), net	$1,543	$3,705	$2,162	140.1%
Percent of revenue	0.7%	1.9%

        Interest, dividend and other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. Other income (expense) increased during the three months ended June 30, 2007 in comparison to the prior quarter and the second quarter of 2006 due to higher levels of invested cash and higher short-term interest rates as well as the annual dividends declared by our investee companies. For the six months ended June 30, 2007, other income (expense) increased compared to the same period in the prior year primarily due to substantially higher levels of increased cash. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing of dividends on our investments.

Interest expense

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
	As restated
Interest expense	$65	$89	$113	$48	73.8%	$24	27.0%
Percent of revenue	0.1%	0.1%	0.1%
	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
Interest expense	$106	$202	$96	90.6%
Percent of revenue	0.0%	0.1%

        Interest expense remained relatively low in the second quarter ended March 31, 2007 as we do not have significant outstanding debt. Interest expense in the second quarter of 2007 increased compared to the second quarter of 2006 due to interest on the drawdown on our standby letter of credit. For the six months ended June 30, 2007, interest expense increased 90.6% compared to the same period of prior year due to the additional draw downs on our standby letter of credit. On August 11, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of June 30, 2007. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of June 30, 2007. We requested waivers in regards to these requirements and Cathay Bank agreed to extend and amend our agreement until October 2007. This amendment removed the requirements to provide timely filed SEC Forms 10-Q and Form 10-K. As of June 30, 2007, a standby letter of credit in the amount of $8.0 million has been issued to Bank of America as collateral for the line of credit with Bank of America in China. As of June 30, 2007, SST China Limited has drawn RMB 32 million, or approximately $4.2 million, at the interest rate of 5.14%. In August, 2007, we amended this line to secure it solely with the guarantee of Silicon Storage Technology Inc. The amended line also adjusts the revolving amount to a maximum of RMB 58.4 million or approximately $7.7 million. All other terms are substantially the same.

Equity investments

        During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Powertech Technology, Inc. or PTI. As of June 30, 2007, we continue to own 6.3 million shares of PTI.

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

	Three Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	2Q07-Over- 2Q06 Change		2Q07-Over- 1Q07 Change
Pro rata share of loss from equity investments	$233	$1,516	$1,931	$1,698	728.8%	$415	27.4%
	Six Months Ended
	June 30, 2006	June 30, 2007	2Q07-Over- 2Q06 Change
Pro rata share of loss from equity investments	$472	$3,447	$2,975	630.3%

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

Provision for Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        Our tax provision for the three and six months ended June 30, 2007 was $0.4 million and $1.1 million, respectively, which consists primarily of foreign withholding taxes and tentative U.S. minimum tax.

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

Liquidity and Capital Resources (in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2007
Cash provided by (used in):
Operating activities	$29,284	$21,955
Investing activities	$(19,546)	$(20,391)
Financing Activities	$678	$1,620

        Operating activities.    The primary source of operating cash flows for the six months ended June 30, 2007 was a $14.1 million reduction in inventory resulting from capacity constraints at one of our major foundries, Grace Semiconductor and an $18.4 million reduction in accounts receivable due primarily to payments from SPT. Offsetting these sources of operating cash was a decrease of $23.3 million in accounts payable. Although the Company reported a net loss of $8.8 million for the first six months of 2007, this loss was largely offset by non-cash operating expenses including $5.5 million in depreciation, $3.0 million of stock-based compensation and $3.5 million in losses related to our equity interest in ACET.

        Operating cash flows for the first six months of 2006 were primarily a result of our reported net income of $13.3 million adjusted for non-cash operating expenses of approximately $22.8 million. These non-cash charges included $5.0 million in depreciation, $4.3 million in stock-based compensation, $8.8 million in inventory provisions and a $3.5 million impairment charge on equity investments. Additional operating cash flows were provided by a $17.2 million decrease in accounts receivable and a $4.9 million decrease in inventory. Offsetting these sources of operating cash flows was a $16.0 million decrease in accounts payable to unrelated parties and a $12.2 million gain on the sale of a portion of our shares in the common stock of PTI.

        Investing activities.    The primary uses of cash from investing activities for the six months ended June 30, 2007 were $35.5 million used for the purchase of available-for-sale instruments and $3.7 million in purchases of fixed assets. These uses of cash were partially offset by $20.1 million in cash from the sales and maturities of available-for-sale equity investments. Our investing activities used cash of $19.5 million for the first six months of 2006. Cash used by investing activities in the first six months of 2006 was primarily attributable to the purchase of $33.7 million in available-for-sale investments, $2.4 million in capital expenditures, and $3.0 million in equity investments offset by $19.8 million of cash generated from the net sales and maturities of available-for-sale investments.

        Financing activities.    Cash from financing activities in the first six months of 2007 related primarily to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $1.2 million, and the borrowing against our line of credit of $1.0 million offset by capital lease payments of $0.7 million. Our financing activities provided cash of $0.7 million during the first six months of 2006. Cash generated from financing activities in the first six months of 2006 primarily related to the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $1.4 million offset by capital lease payments of $0.6 million.

        Principal sources of liquidity at June 30, 2007 consisted of $167.3 million of cash, cash equivalents and short-term available-for-sale investments. In addition, in August 2006, we entered into a 1-year loan and security agreement with Cathay Bank, for a $40.0 million revolving line of credit. We were not in compliance with certain covenants requiring the timely filing of U.S. GAAP financial statements as of June 30, 2007. We requested waivers in regards to these requirements and Cathay agreed to extend and amend our agreement until October 2007. This amendment removed the requirements to provide timely filed SEC Forms 10-Q and Form 10-K. For more information regarding the line of credit, refer to Note 8. to our unaudited condensed consolidated financial statements.

        As of June 30, 2007, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2006.

        Purchase Commitments.    As of June 30, 2007, we had outstanding purchase commitments with our foundry vendors of $38.3 million for delivery in the next twelve months. We have recorded a liability of $15 thousand for adverse purchase commitments. In comparison, as of December 31, 2006, we had outstanding purchase commitments with our foundry vendors of $20.2 million for delivery in 2007, with a recorded liability of $119,000 for adverse purchase commitments.

        Operating Capital Requirements.    We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, if we fail to execute to our business strategies, we could experience declines in our cash balances. In August, 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of December 31, 2006. The loan agreement was amended in August 2007 to mature in October 2007 as well as waive covenants requiring us to file timely SEC reports on Form 10-K for December 31, 2006 as well as Forms 10-Q for the quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. We did not renew this line after its expiration. The line of credit was intended to be used for working capital but there are no restrictions in the agreement as to how the funds may be used. As of June 30, 2007, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for the line of credit with Bank of America in China. As of June 30, 2007, SST China Limited has drawn RMB 32 million, or approximately $4.2 million U.S. dollars, at the interest rate of 5.14%. In August, 2007, we amended this line to secure it solely with the guarantee of Silicon Storage Technology Inc. The amended line also adjusts the revolving amount to a maximum of RMB 58.4 or approximately $7.7 million U.S. dollars. All other terms are substantially the same. There can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

        Please also see Item 1A. "Risk Factors—Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price."

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2007.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of June 30, 2007 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of June 30, 2007, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of June 30, 2007 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$104,157	4.6%
Short-term avaialble-for-sale investments—fixed rate	$63,114	5.3%

	$167,271	4.9%

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        At June 30, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, the controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements and in adjustments to the 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at June 30, 2007.

        This material weakness in internal control over financial reporting is discussed in greater detail in Item 9. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Remediation Plan for Material Weakness

        We had previously decided that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We believe OSFM once completely implemented will provide the basis for the development of adequate controls over inventory. However, as of June 30, 2007 we have not completed our review and evaluation of the new system and the inventory controls surrounding OSFM.

        In addition we plan to review the adequacy of our staffing and the technical knowledge and experience of our current staff as well as to improve the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

        Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of June 30, 2007.

Item 1A.    Risk Factors

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

        In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2. to our consolidated financial statements to our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and have restated our historical financial statements. The review of our historical stock option granting practices has also required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $9.1 million from March 31, 2007 through November 30, 2007 and we expect to incur additional costs in the future periods. In addition, the review has diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

        Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Item 1, "Legal Proceedings," several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. These or future similar complaints, or any future litigation or regulatory action may not result in the same conclusions reached by the Chairman of the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

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

        We expect that the issues arising from our historical stock option grant practices and the related restatement will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, we expect that it may be significantly more costly than in the past, which would have an adverse effect on our financial results. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business

We may incur additional expenses in order to assist our employees with potential income tax liabilities which may arise under Section 409A of the Internal Revenue Code.

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

        Although we were profitable for the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2006, 2005, 2003 and the six months ended June 30, 2007. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005, and 2006, and the six months ended June 30, 2007 and we may incur additional significant inventory valuation adjustments in the future.

        We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of June 30, 2007, we had $53.4 million of net inventory on hand, a decrease of $20.5 million, or 27.7%, from December 31, 2006. Total valuation adjustments to inventory and adverse purchase commitments were $6.3 million in the six months ended June 30, 2007 and $8.8 million in the six months ended June 30, 2006. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of June 30, 2006, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

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

        During 2005, 2006 and the six months ended June 30, 2007, our international product and licensing revenues accounted for 95.1%, 94.0% and 94.7% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

        We derived 87.6%, 87.7% and 89.1% of our net product revenues from Asia during 2005, 2006 and the six months ended June 30, 2007, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

        We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an Intel product or initiative. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in nonmarketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

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

        We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan. For the years ended December 31, 2005 and 2006, and the six months ended June 30, 2007, SPT serviced end customer sales accounting for 58.5%, 59.1% and 57.2% of our net product revenues recognized. As of December 31, 2005 and 2006, and the period ended June 30, 2007, SPT represented 69.6%, 68.9% and 68.5% of our net accounts receivable, respectively. For further description of our relationships with PCT and SPT, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. At June 30, 2007, we held 206 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2026 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and

China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2007.

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

We have determined that we have a material weakness in our internal controls over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock

        Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management's assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

        The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of June 30, 2007 because management determined that as of June 30, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is unlikely. However, as of June 30, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and in adjustments to the 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at June 30, 2007. Because of this material weakness, our management concluded that, as of June 30, 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, has issued an adverse opinion with respect to the effectiveness of our internal control over financial reporting and their report is included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 6. Exhibits.

(a)
Exhibits.

        We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2006.

10.19		2007 Executive Bonus Plan.
31.1		Certification of President and Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Senior Vice President, Finance and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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

SILICON STORAGE TECHNOLOGY, INC.
By:
/s/ BING YEH Bing Yeh Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES B. BOYD James B. Boyd Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

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
SIGNATURES