Form 10-Q
period 2007-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2008-01-18
CIK 855906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	As Restated (Note 2)		As Restated (Note 2)
Net revenues:
Product revenues—unrelated parties	$44,125	$36,861	$122,932	$111,548
Product revenues—related parties	63,385	60,933	183,819	164,734
Technology licensing	8,443	9,684	26,084	27,942
Technology licensing—related parties	65	25	1,443	146

Total net revenues	116,018	107,503	334,278	304,370

Cost of revenues:
Cost of revenues—unrelated parties	32,473	25,716	89,621	79,559
Cost of revenues—related parties	53,235	47,893	153,263	138,803

Total cost of revenues	85,708	73,609	242,884	218,362

Gross profit	30,310	33,894	91,394	86,008

Operating expenses:
Research and development	12,033	15,392	40,167	43,498
Sales and marketing	6,860	7,397	22,121	21,701
General and administrative	5,392	6,396	16,428	19,962
Other operating expenses	—	2,319	—	6,324

Total operating expenses	24,285	31,504	78,716	91,485

Income (loss) from operations	6,025	2,390	12,678	(5,477)

Interest income	1,249	1,832	2,741	5,299
Dividend income	1,197	1,654	1,362	1,872
Other income (expense), net	114	174	2	194
Interest expense	(117)	(161)	(223)	(363)
Gain on sale of equity investments	—	—	12,206	142
Impairment of equity investments	—	(19,400)	(3,523)	(19,400)

Income (loss) before provision for (benefit from) income taxes and pro rata share of loss from equity investments	8,468	(13,511)	25,243	(17,733)
Provision for income taxes	2,488	1,233	5,467	2,397

Income (loss) before pro rata share of loss from equity investments	5,980	(14,744)	19,776	(20,130)
Pro rata share of loss from equity investments	614	1,861	1,087	5,308

Net income (loss)	$5,366	$(16,605)	$18,689	$(25,438)

Net income (loss) per share—basic	$0.05	$(0.16)	$0.18	$(0.24)

Shares used in per share calculation—basic	103,495	104,198	103,271	104,113

Net income (loss) per share—diluted	$0.05	$(0.16)	$0.18	$(0.24)

Shares used in per share calculation—diluted	104,673	104,198	104,536	104,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,973	$86,242
Short-term available-for-sale investments	38,835	73,992
Trade accounts receivable—unrelated parties, net of allowance for doubtful accounts of $112 at December 31, 2006 and $17 at September 30, 2007	19,382	16,016
Trade accounts receivable—related parties	45,561	40,749
Inventories, net	73,883	46,962
Other current assets	9,074	6,894

Total current assets	287,708	270,855

Property and equipment, net	19,513	20,261
Long-term available-for-sale investments	45,554	41,960
Equity investments, GSMC	42,550	23,150
Equity investments, others	25,237	35,987
Goodwill	29,213	29,213
Intangible assets, net	9,940	8,593
Other assets	6,263	1,123

Total assets	$465,978	$431,142

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$3,070	$4,257
Trade accounts payable—unrelated parties	31,148	24,046
Trade accounts payable—related parties	36,510	22,131
Accrued expenses and other liabilities	24,115	19,313
Deferred revenue	3,390	3,748

Total current liabilities	98,233	73,495

Other liabilities	2,030	6,835

Total liabilities	100,263	80,330

Commitments (Note 7) and Contingencies (Note 8)
SHAREHOLDERS' EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value Designated: 450 shares
Issued and outstanding: none	—	—
Common stock, no par value:
Authorized: 250,000 shares
Issued and outstanding: 103,629 shares at December 31, 2006 and 104,198 shares at September 30, 2007	364,330	365,566
Additional paid-in capital	61,533	68,293
Accumulated other comprehensive income	31,281	37,024
Accumulated deficit	(91,429)	(120,071)

Total shareholders' equity	365,715	350,812

Total liabilities and shareholders' equity	$465,978	$431,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2007
	As Restated (Note 2)
Cash flows from operating activities:
Net income (loss)	$18,689	$(25,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,511	8,373
Stock-based compensation expense	6,271	4,312
Provision (credits) for doubtful accounts receivable	59	(95)
Provision for sales returns	384	(545)
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	12,257	7,591
Impairment loss on equity investment	3,523	19,400
Impairment of intellectual property	—	225
(Gain) on sale of equity investments	(12,206)	(142)
(Gain) loss on disposal of equipment	(5)	9
Pro rata share of loss from equity investment	1,087	5,308
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	1,535	3,984
Trade accounts receivable-related parties	12,704	4,835
Inventories	8,808	19,235
Other current and non-current assets	2,802	2,101
Trade accounts payable-unrelated parties	(25,582)	(6,495)
Trade accounts payable-related parties	12,039	(14,986)
Accrued expenses and other liabilities	3,930	2,878
Deferred revenue	(284)	358

Net cash provided by operating activities	53,522	30,908

Cash flows from investing activities:
Investments in equity securities	(18,854)	(12,950)
Note receivable	—	(500)
Purchase of property and equipment	(3,628)	(5,756)
Proceeds from sale of equipment	11	—
Purchase of intellectual property license	(494)	(1,585)
Purchases of available-for-sale investments	(49,875)	(64,171)
Sales and maturities of available-for-sale and equity investments	26,428	38,032

Net cash used in investing activities	(46,412)	(46,930)

Cash flows from financing activities:
Debt repayments	(857)	—
Repayments against line of credit	(3,000)	—
Borrowing against line of credit	3,020	1,036
Issuance of shares of common stock	2,530	1,236
Principal payments of capital leases	(1,129)	(981)

Net cash provided by financing activities	564	1,291

Net increase (decrease) in cash and cash equivalents	7,674	(14,731)
Cash and cash equivalents at beginning of period	77,382	100,973

Cash and cash equivalents at end of period	$85,056	$86,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Additional Paid-In Capital
	Shares	Amount				Total
Balances, December 31, 2006	103,629	$364,330	$61,533	$(91,429)	$31,281	$365,715

Issuance of shares of common stock under employee stock purchase and option plans	569	1,236		—	—	1,236
Stock-based compensation		—	4,312	—	—	4,312
Gains from change of interest from equity method investment			1,827			1,827
Equity affiliate stock-based compensation	—	—	621	—	—	621
Impact of adoption of FIN 48	—	—	—	(3,204)	—	(3,204)
Net loss	—	—	—	(25,438)	—
Unrealized gain on available-for-sale securities	—	—	—	—	5,923
Cumulative translation adjustment	—	—	—	—	(180)
Comprehensive loss	—	—	—	—	—	(19,695)

Balances, September 30, 2007	104,198	$365,566	$68,293	$(120,071)	$37,024	$350,812

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

Other Operating Expenses

        Legal, tax, accounting, and other professional services costs associated with our voluntary independent review of our historical stock option granting practices are included as other operating expenses. We incurred $2.3 million and $6.3 million in such expenses for the three and nine month periods ended September 30, 2007, respectively.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standards, or SFAS, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. We do not expect a material impact from the adoption of SFAS No. 157 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Basis of Presentation (Continued)

beginning after November 15, 2007. We are currently assessing (the impact of the adoption of SFAS) No. 159 on our financial position and results of operations.

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

        Based on the findings of the Chairman, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use, from 1997 through mid-2002, of certain date selection methods which resulted in grantees receiving options with stated exercise prices lower than the market price of the underlying stock on the revised measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

respect to new hire and promotion grants and have generally granted and priced our stock options for new hires and promotions in an objective and consistent manner since that time. However, from 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

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

        For all periods through December 31, 2005, we have recorded aggregate non-cash stock-based compensation charges of $38.8 million, associated payroll tax charges of $4.3 million and a related income tax benefit of $1.0 million. We have amortized a substantial portion of the APB No. 25 charges on a straight line basis to expense during 1997 to 2005. If an option of forfeited prior to vesting, we reverse to income the charges amortized to expense in prior periods to additional paid in capital and reverse any remaining unamortized deferred stock-based compensation associated with the forfeited options. Accordingly, our net stock-based compensation charges amortized to our statement of income are lower than the aggregate stock-based compensation charges determined on the measurement date based on APB No. 25 (intrinsic value method). As of December 31, 2005, the remaining APB No. 25 (intrinsic value method) unamortized deferred stock-based compensation related to the errors identified during the review was approximately $558,000.

        We are restating our condensed consolidated statements of operations for the three and nine months ended September 30, 2006, our condensed consolidated statements of cash flows for the nine months ended September 30, 2006, and related disclosures in this Quarterly Report on Form 10-Q.

Summary of Accounting Adjustments

        As part of the restatement of our condensed consolidated financial statements reported in our Annual Report on Form 10-K for the year ended December 31, 2006, we recorded stock-based compensation and other adjustments previously determined to be immaterial for the three and nine months ended September 30, 2006. The impact of such adjustments for the three and nine month periods ended September 30, 2006 was an increase in net income of $623,000 and $1.6 million, respectively.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

        The following tables present the effect of the stock-based compensation expense adjustments, other adjustments relating to items previously deemed immaterial, and related income tax effect on our previously reported condensed consolidated statements of operations and condensed consolidated statement of cash flows:

	Three Months Ended September 30, 2006
	As previously reported	Adjustments(1)	As Restated
Net revenues:
Product revenues—unrelated parties	$44,125	$—	$44,125
Product revenues—related parties	63,385	—	63,385
License revenues—unrelated parties	8,443	—	8,443
License revenues—related parties	65	—	65

Total net revenues	116,018	—	116,018

Cost of revenues:
Cost of revenues—unrelated parties	32,481	(8)	32,473
Cost of revenues—related parties	53,250	(15)	53,235

Total cost of revenues	85,731	(23)	85,708

Gross profit	30,287	23	30,310

Operating expenses:
Research and development	12,313	(280)	12,033
Sales and marketing	6,829	31	6,860
General and administrative	5,437	(45)	5,392

Total operating expenses	24,579	(294)	24,285

Income from operations	5,708	317	6,025

Interest income	1,249	—	1,249
Dividend income	1,197	—	1,197
Other income (expense), net	114	—	114
Interest expense	(111)	(6)	(117)
Income before provision for (benefit from) income taxes, pro rata share of loss from equity investments and minority interest	8,157	311	8,468
Provision for income taxes	2,800	(312)	2,488

Income before pro rata share of loss from equity investments	5,357	623	5,980
Pro rata share of loss from equity investments	614	—	614

Net income	$4,743	$623	$5,366

Net income per share—basic	$0.05	$—	$0.05

Shares used in per share calculation—basic	103,495		103,495

Net income per share—diluted	$0.05	$—	$0.05

Shares used in per share calculation—diluted	104,732	(59)	104,673

(1)
Adjustments include stock-based compensation expenses and related payroll tax expenses and other adjustments recorded as part of the restatement that were previously considered to be immaterial.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2006
	As Adjusted	Adjustments(1)	As Restated
Net revenues:
Product revenues—unrelated parties	$122,932	$—	$122,932
Product revenues—related parties	183,819	—	183,819
License revenues—unrelated parties	26,084	—	26,084
License revenues—related parties	1,443	—	1,443

Total net revenues	334,278	—	334,278

Cost of revenues:
Cost of revenues—unrelated parties	89,555	66	89,621
Cost of revenues—related parties	153,149	113	153,262

Total cost of revenues	242,704	179	242,883

Gross profit	91,574	(179)	91,395

Operating expenses:
Research and development	40,573	(405)	40,168
Sales and marketing	22,032	89	22,121
General and administrative	17,243	(815)	16,428

Total operating expenses	79,848	(1,131)	78,717

Income from operations	11,726	952	12,678

Interest income	2,741	—	2,741
Dividend income	1,362	—	1,362
Other income (expense), net	1	0	1
Interest expense	(247)	24	(223)
Gain on sale of equity investments	12,206	—	12,206
Impairment of equity investments	(3,523)	—	(3,523)

Income before provision for (benefit from) income taxes and pro rata share of loss from equity investments	24,266	977	25,243
Provision for income taxes	6,115	(649)	5,466

Income before pro rata share of loss from equity investments	18,151	1,625	19,776
Pro rata share of loss from equity investments	1,087	—	1,087

Net income	$17,064	$1,625	$18,689

Net income per share—basic	$0.17	$0.01	$0.18

Shares used in per share calculation—basic	103,271		103,271

Net income per share—diluted	$0.16	$0.02	$0.18

Shares used in per share calculation—diluted	104,667	(131)	104,536

(1)
Adjustments include stock-based compensation expenses and related payroll tax expenses and other adjustments recorded as part of the restatement that were previously considered to be immaterial.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Restatement of Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2006
	As Adjusted	Adjustments	As Adjusted and Restated
Cash flows from operating activities:
Net income	$17,064	$1,625	$18,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,511	—	7,511
Stock-based compensation expense	6,130	141	6,271
Provision for doubtful accounts receivable	59	—	59
Provision for sales returns	384	—	384
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	11,889	368	12,257
Gain in equity interest	—	—
Impairment loss on equity investment	3,523	—	3,523
Loss on equity interest	1,087	—	1,087
Gain on disposal of equipment	(5)	—	(5)
Gain on sale of equity investments	(12,206)	—	(12,206)
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	1,535	—	1,535
Trade accounts receivable-related parties	12,704	—	12,704
Inventories	8,946	(138)	8,808
Other current and non-current assets	2,802	—	2,802
Trade accounts payable-unrelated parties	(25,582)	—	(25,582)
Trade accounts payable-related parties	12,039	—	12,039
Accrued expenses and other liabilities	5,926	(1,996)	3,930
Deferred revenue	(284)	—	(284)

Net cash provided by operating activities	53,522	—	53,522

Cash flows from investing activities:
Investments in equity securities	(18,854)	—	(18,854)
Purchase of property and equipment	(3,628)	—	(3,628)
Proceeds from sale of equipment	11	—	11
Purchase of intellectual property license	(494)	—	(494)
Purchases of available-for-sale investments	(49,875)	—	(49,875)
Sales and maturities of available-for-sale and equity investments	26,428	—	26,428

Net cash used in investing activities	(46,412)	—	(46,412)

Cash flows from financing activities:
Debt repayments	(857)	—	(857)
Repayments against line of credit	(3,000)	—	(3,000)
Borrowing against line of credit	3,020	—	3,020
Issuance of shares of common stock	2,530	—	2,530
Principal payments of capital leases	(1,129)	—	(1,129)

Net cash provided by financing activities	564	—	564

Net increase in cash and cash equivalents	7,674	—	7,674
Cash and cash equivalents at beginning of period	77,382	—	77,382

Cash and cash equivalents at end of period	$85,056	$—	$85,056

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(As Restated)		(As Adjusted and Restated)
Numerator—basic
Net income (loss)	$5,366	$(16,605)	$18,689	$(25,438)

Denominator—basic
Weighted average common stock outstanding	103,495	104,198	103,271	104,113

Basic net income (loss) per share	$0.05	$(0.16)	$0.18	$(0.24)

Denominator—diluted
Weighted average common stock outstanding	103,495	104,198	103,271	104,113
Dilutive potential of common stock equivalents	1,178	—	1,265	—

Options	104,673	104,198	104,536	104,113

Diluted net income (loss) per share	$0.05	$(0.16)	$0.18	$(0.24)

        Stock options to purchase 11,617,802 shares of common stock were outstanding with a weighted average exercise price of $6.80 for both the three month and nine month periods ended September 30, 2007. These stock options were not included in the computation of diluted net loss per share for both the three month period and the nine month period ended September 30, 2007 because we had net losses for these periods. Stock options to purchase 8,820,180 and 8,553,643 shares with weighted average per share prices of $8.70 and $8.99, respectively, were outstanding and not included in the computation of diluted net income per share for the three and nine months ended September 30, 2006, respectively, as they were anti-dilutive under the treasury stock method.

4. Stock Compensation

Employee Stock Purchase Plan

        Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of September 30, 2007, 486,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the nine months ended September 30, 2007 were 155,000.

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

Directors' Stock Option Plan

        Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan, as amended. Pursuant to the Directors' Plan, upon each non-employee director's initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. In addition, each non-employee director receives a fully vested annual stock option grant for 12,000 shares of common stock. As of September 30, 2007, the Directors' Plan had 169,000 shares available for issuance.

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	As restated 2006	2007	As restated 2006	2007
Cost of goods sold	$141	$144	$382	$442
Research and development	897	665	2,891	2,190
Sales and marketing	336	243	957	786
General and administrative	611	261	1,904	975

Effect on pre-tax income	1,985	1,313	6,134	4,393
Tax effect of stock-based compensation expense	—	—	—	—

Effect on net income	$1,985	$1,313	$6,134	$4,393

        Stock-based compensation of $88,000 and $164,000 was capitalized in inventory as of September 30, 2007 and December 31, 2006, respectively. The tax benefit from the exercise of options was $0 for the three and nine months ended September 30, 2007, respectively.

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

        The fair values of grants in the stated period were computed using the following assumptions for our stock option plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Risk-free interest rate	5.2%	5.0%	4.3%-5.2%	4.5%-4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	79.2%	68.5%	77.0%-82.6%	68.5%-73.4%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        The following is a summary of all option activity for the nine months ended September 30, 2007 (options in thousands):

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price		Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,436	12,096	$6.68		6.04	$7,463

Granted	(250)	250	$5.07
Exercised	—	(414)	$1.31
Forfeited	157	(157)	$4.60
Expired	168	(168)	$10.24

Outstanding at March 31, 2007	2,511	11,607	$6.82		6.03	$8,298

Granted	(462)	462	$3.89
Exercised	—	—	$—
Forfeited	123	(123)	$4.96
Expired	35	(35)	$4.61

Outstanding at June 30, 2007	2,207	11,911	$6.73		5.91	$3,491

Granted	(74)	74	$3.43
Exercised	—	—	$—
Forfeited	167	(167)	$5.05
Expired	196	(196)	$2.58

Outstanding at September 30, 2007	2,496	11,622	$6.80		5.74	$2,218

Vested and Expected to Vest at September 30, 2007		11,404	$6.84		4.83	$2,216

Options Exercisable at September 30, 2007		7,823	$7.80	8	4.40	$2,156

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stock Compensation (Continued)

        A summary of our stock options outstanding at September 30, 2007 as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.44 - $ 2.62	1,405	2.16	$1.68	1,335	$1.63
$ 2.72 - $ 3.65	1,302	6.99	$3.50	768	$3.51
$ 3.72 - $ 4.42	1,815	8.51	$4.14	365	$4.10
$ 4.46 - $ 4.90	1,551	6.55	$4.68	797	$4.57
$ 4.93 - $ 6.48	1,617	6.75	$5.63	951	$5.74
$ 6.66 - $ 8.63	1,214	5.96	$7.74	942	$7.83
$ 8.75 - $11.17	1,180	4.75	$9.72	1,168	$9.71
$11.20 - $20.08	1,187	3.57	$15.68	1,146	$15.75
$21.04 - $28.35	346	2.72	$24.90	346	$24.90
$29.44 - $29.44	5	2.75	$29.44	5	$29.44

$ 0.44 - $29.44	11,622	5.74	$6.80	7,823	$7.80

        We settle stock option exercises with newly issued shares of common stock. We do not have any equity instruments outstanding other than the stock options described above as of September 30, 2007.

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

        In the three months ended March 31, 2006, we sold 4.0 million common shares of our investment in Powertech Technology, Incorporated, or PTI, for a pre-tax gain of approximately $12.2 million. We own approximately 7.3 million shares of PTI at September 30, 2007.

        Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Investments (Continued)

September 30, 2007 and December 31, 2006, the carrying value of these investments was $59.1 million, and $67.8 million, respectively.

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

        In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our ownership interest in ACET's reported net income or loss each reporting period as well as restate our prior period financial statements to reflect the equity method of accounting from the date of the initial investment. Our operating results now include a line item titled "pro rata share of loss from equity investments" on our condensed consolidated statement of operations where we record these expenses. For the quarter ended September 30, 2007, our pro rata share of the loss in ACET was $1.9 million, compared to $614,000 for the same period in the prior. In the third quarter we made an additional cash investment, along other third-party investors, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007. We recorded a $1.8 million gain in connection with the transaction reflecting the change in our ownership interest in the underlying net assets of ACET. The gain was recorded to Additional Paid In Capital.

        Noted in the table below is unaudited summarized information regarding ACET's results of operation without any pro-rata adjustments for our ownership of the outstanding equity of ACET (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Net sales	$194	$806	$580	$1,251
Gross loss	$(1,771)	$(2,249)	$(4,763)	$(6,554)
Net loss	$(2,714)	$(3,372)	$(7,228)	$(9,839)

        We owned 9.8% of the equity of Grace Semiconductor Manufacturing Corporation, or GSMC, as of September 30, 2007 with a carrying value of $23.2 million. In the third quarter ended September 30, 2007, we determined our investment in GSMC had experienced a decline in value based on an independent third party valuation of our investment in GSMC. Accordingly, we recorded a charge for the quarter ended September 30, 2007 of $19.4 million.

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

        The fair values of available-for-sale investments as of September 30, 2007 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$69,724	$51	$—	$69,775
Government bonds and notes	12,529	21	—	12,550
Foreign listed equity securities	4,945	37,016	—	41,961

Total bonds, notes and equity securities	$87,198	$37,088	$—	$124,286

Less amounts classified as cash equivalents				(8,334)

Total short and long-term available-for-sale investments				$115,952

        Contractual maturity dates of our available-for-sale investments for debt securities generally occur all in the current year. All of these securities are classified as current as they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

        The unrealized gains as of September 30, 2007 are recorded in accumulated other comprehensive income, net of tax.

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

6. Selected Balance Sheet Detail

        Details of selected balance sheet accounts are as follows (in thousands):

        Inventories comprise:

	December 31, 2006	September 30, 2007
Raw materials	$53,683	$19,516
Work in process	3,307	14,032
Finished goods	10,951	9,371
Finished goods inventories held at logistics center	5,942	4,043

	$73,883	$46,962

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Selected Balance Sheet Detail (Continued)

        Our allowance for excess and obsolete inventories includes a provision for finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In addition, our allowance includes an allowance for die, work-in-process and finished goods inventories that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory analysis, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize inventories on hand, and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations.

        Accrued expenses and other liabilities comprise (in thousands):

	December 31, 2006	September 30, 2007
Accrued compensation and related items	$9,774	$11,035
Accrued adverse purchase commitments	119	26
Accrued commission	2,004	1,948
Accrued income tax payable	5,644	2,096
Accrued warranty	298	344
Other accrued liabilities	6,276	3,864

	$24,115	$19,313

        Changes in the warranty reserves during the nine months ended September 30, 2006 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2007
Beginning balance	$803	$298
Provisions for warranty	2,113	1,446
Consumption of reserves	(2,482)	(1,400)

Ending balance	$434	$344

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Commitments

        Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2007 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $51.3 million. We have not recorded any liabilities as of September 30, 2007 related to these indemnities as no such claims have been made or asserted.

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

8. Contingencies (Continued)

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

10. Goodwill and Intangible Assets:

        Our goodwill and intangible assets include $16.4 million of amortizing intangible assets from acquisitions made in 2004 and 2005, and $3.1 million of purchased intellectual property. Certain of our acquisitions also included an aggregate of $29.2 million of goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value.

        As of September 30, 2007, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$7,351	$4,440
Intellectual property	3,053	82	2,971
Trade name	1,198	732	466
Customer relationships	1,857	1,390	467
Backlog	811	811	—
Non-Compete Agreements	810	561	249

	$19,520	$10,927	$8,593

        As of December 31, 2006, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$5,413	$6,378
Intellectual property	1,693	—	1,693
Trade name	1,198	552	646
Customer relationships	1,857	1,027	830
Backlog	811	811	—
Non-Compete Agreements	810	417	393

	$18,160	$8,220	$9,940

        All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life of three to five years and is amortized when it is put into service. Trade names and backlogs have been assigned useful lives of five years, and one year, respectively. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense for intangible assets for the nine months ended September 30, 2007 was $2.7 million.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Goodwill and Intangible Assets: (Continued)

        Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2007 remaining three months	$800
2008	3,582
2009	2,583
2010	1,038
2011 and thereafter	590

$8,593

        There was no change in the carrying amount of goodwill for the nine months ended September 30, 2007 from December 31, 2006.

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Segment Reporting (Continued)

        The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007
	Revenues	As Restated Gross Profit	Revenues	Gross Profit
Memory	$90,676	$17,075	$87,176	$21,871
Non-Memory	16,834	4,727	10,618	2,314
Technology Licensing	8,508	8,508	9,709	9,709

	$116,018	$30,310	$107,503	$33,894

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2007
	Revenues	As Restated Gross Profit	Revenues	Gross Profit
Memory	$253,684	$48,866	$247,091	$51,723
Non-Memory	53,067	15,001	29,191	6,197
Technology Licensing	27,527	27,527	28,088	28,088

	$334,278	$91,394	$304,370	$86,008

12. Related Party Transactions and Balances

        The following table is a summary of our related party revenues and purchases for the three and nine months ended September 30, 2006 and 2007, and our related party accounts receivable and accounts payable and accruals as of December 31, 2006 and September 30, 2007 (in thousands):

	Three Months Ended
	Revenues		Purchases
	September 30,		September 30,
	2006	2007	2006	2007
Silicon Technology Co., Ltd	$413	$—	$—	$—
Apacer Technology, Inc. & related entities	542	1,158	—	—
Silicon Professional Technology Ltd	62,430	59,776	—	—
Grace Semiconductor Manufacturing Corp	65	26	25,084	18,328
King Yuan Electronics Company, Limited	—	—	7,958	5,978
Powertech Technology, Incorporated	—	—	4,498	5,664
Advanced Chip Engineering Technology	—	—	—	97

	$63,450	$60,958	$37,540	$30,067

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Related Party Transactions and Balances (Continued)

	Nine Months Ended
	Revenues		Purchases
	September 30,		September 30,
	2006	2007	2006	2007
Silicon Technology Co., Ltd	$899	$280	$—	$—
Apacer Technology, Inc. & related entities	2,222	2,533	—	—
Silicon Professional Technology Ltd	180,698	161,921	—	—
Grace Semiconductor Manufacturing Corp	1,443	146	49,226	50,391
King Yuan Electronics Company, Limited	—	—	22,991	18,153
Powertech Technology, Incorporated	—	—	11,402	14,655
Advanced Chip Engineering Technology	—	—	—	97

	$185,262	$164,880	$83,619	$83,296

	Trade Accounts Receivable		Account Payable and Accruals
	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007
Advanced Chip Technology Engineering	$—	$—	$84	$—
Silicon Technology Co., Ltd	136	—	—	—
Apacer Technology, Inc. & related entities	570	427	—	—
Professional Computer Technology Limited	—	—	59	24
Silicon Professional Technology Ltd	44,750	40,202	686	639
Grace Semiconductor Manufacturing Corp	105	120	17,955	12,118
King Yuan Electronics Company, Limited	—	—	10,421	5,060
Powertech Technology, Incorporated	—	—	7,305	4,290

	$45,561	$40,749	$36,510	$22,131

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

13. Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of September 31, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Income Taxes (Continued)

basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        We adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48 on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a $3.2 million decrease to the opening balance of retained earnings. Upon adoption, the total amount of gross unrecognized tax benefits was $22.4 million. Included in the balance were approximately $9.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We are currently under audit by the Internal Revenue Service. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. Based on the status of the case, we expect to reduce our unrecognized tax benefits by approximately $5.0 million within the next twelve months.

        In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN No. 48. We have accrued interest and penalties as of the date of adoption of FIN No. 48. These amounts are not material.

        The gross unrecognized tax benefits increased $0.8 million and $1.5 million for the three and nine months ended September 30, 2007. Interest and penalties for the same period did not materially change.

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

        One of our key initiatives is the active development of our non-memory business. Our objective is to transform SST from a pure play in flash memory to a multi-product line semiconductor company and a leading licensor of embedded flash technology. We continue to execute on our plan to derive, by mid-2008, a significant portion of our revenue from non-memory products, which includes embedded controllers, NAND-controller based modules, smartcard ICs and radio frequency ICs and modules. We believe non-memory products represent an area in which we have significant competitive advantages and also an area that can yield profitable revenue with higher and more stable gross margins than our memory products in the long run.

        Sequentially from the prior quarter, revenue from networking applications increased by 19% while revenue from our digital consumer applications increased by 21%, Internet computing applications decreased by 10% and wireless communications increased by 7%. Compared with the same quarter a year ago, wireless communications revenue increased by 14%, networking applications revenue increased 23%, Internet computing revenues declined by 31% and digital consumer revenue declined by 15%.

        During the first nine months of 2007, we continued to make product announcements that we initially began in October 2006. We recently announced jointly with Insyde Software our new Flashmate technology. This is our third NAND-controller based product line after the Nandrive and All-in-OneMemory product lines that were announced within the past twelve months. Flashmate is a PC subsystem platform with fully integrated firmware and software to provide alternative hybrid-drive functionality and enable new mobile computing usage model to notebook computers. Flashmate technology provides additional flexibility beyond that of a hybrid-drive by giving users the ability to instantly access the content on the hard disk drive without having to power-on the notebook. Recent demonstrations have generated interest from major notebook manufacturers and we expect to tapeout the design in mid-2008 and to have the first series of products available in the second half of 2008.

        The NANDrive and All-in-OneMemory products that we announced earlier this year continue to pick up momentum in design-in activities with the availability of more samples. We are currently working on many opportunities to design in our NAND module products.

        During the third quarter ended September 30, 2007, we expanded our NAND controller offerings with two new products, the ATA Flash Disk Controller and the CompactFlash Card Controller. Featuring an advanced error correction code engine, these high-performance controllers are positioned for managing current and future high-density NAND flash requirements. We also announced in September a new addition to our SuperFlash-based FlashFlex family of 8-bit, 8051-compatible microcontrollers. This new device is the smallest 8051-based microcontroller currently on the market. As the sophistication of mobile devices increases, size reduction and low power consumption become even larger issues for product design teams, making this product ideal for small form factor mobile applications, such as notebook PCs, MP3 players and GPS systems, as well as home entertainment devices including HDMI products.

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

        The first nine months of 2007 saw our share of challenges:

  •
  In March 2007 we announced a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The Chairman of the Audit Committee of the Board of Directors completed his review with the assistance of independent outside legal counsel. The results of this review required us to restate our consolidated financial statements for prior periods. We incurred material expenses in relation to this review of $2.3 million and $6.3 million for the three and nine months ended September 30, 2007, respectively. For further information, please see Note 2. "Restatement of Financial Statements" to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2006.

  •
  We continue to monitor changes in the competitive landscape for NOR flash memory. As we noted in prior quarters, at least one major player is becoming very active in gaining market share at densities of 16MB and above. We expect that this intensified competition could cause aggressive pricing by our competitors, negatively impacting the higher density portion of our core business. While we continue to believe that the demand will remain strong in the low density NOR business, we expect the pricing environment could become more volatile.

  •
  Our wafer capacity at one of our major foundries, Grace Semiconductor, reached its limit in 2007. We have been working with several foundries to bring up additional capacity at 180 and 250 nanometer. However, due to manufacturing cycle-time, we do not expect this additional output to meet demand until the first quarter of 2008. The supply situation to is expected to be substantially improved next year, as we plan to start 120-nanometer pilot production in early 2008. By gradually converting a significant portion of our products from 180 nanometer to 120 nanometer, we expect our unit output from Grace Semiconductor to increase by at least 25% by the end of 2008.

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

        We derived 87.6%, 87.7% and 89.0% of our net product revenues during 2005, 2006 and the nine months ended September 30, 2007, respectively, from product shipments to Asia. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

        Our top ten end customers, excluding stocking representatives and distributors, accounted for 27.2%, 20.1% and 18.9% of our net product revenues in 2005, 2006 and the nine months ended September 30, 2007, respectively.

        No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2005, 2006 or the nine months ended September 30, 2007.

        We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 40.3%, 48.5% and 49.5% of our product shipments in 2005, 2006 and the nine months ended September 30, 2007, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 18.3%, 10.3% and 10.2% of our product shipments to end users in 2005, 2006 and the nine months ended September 30, 2007, respectively.

        We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2005 and 2006, and the nine months ended September 30, 2007, SPT serviced end customer sales accounting for 58.5%, 59.1% and 58.6% of our net product revenues recognized. As of December 31, 2005 and 2006, and the period ended September 30, 2007, SPT represented 69.6%, 68.9% and 70.8% of our net accounts receivable, respectively.

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

Results of Operations: Three and Nine months ended September 30, 2007

Net Revenues (in thousands)

	Three Months Ended
	Sept 30, 2006	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Memory Revenue	$90,676	$81,299	$87,176	$(3,500)	(3.9)%	$5,877	7.2%
Non-Memory Revenue	16,834	8,978	10,618	(6,216)	(36.9)%	1,640	18.3%

Product revenues	107,510	90,277	97,794	(9,716)	(9.0)%	7,517	8.3%
Technology licensing	8,508	9,065	9,709	1,201	14.1%	644	7.1%

Total net revenues	$116,018	$99,342	$107,503	$(8,515)	(7.3)%	$8,161	8.2%

	Nine Months Ended September 30,
			3Q07-Over- 3Q06 Change
	2006	2007
Memory Revenue	$253,684	$247,091	$(6,593)	(2.6)%
Non-Memory Revenue	53,067	29,191	(23,877)	(45.0)%

Product revenues	306,751	276,282	(30,469)	(9.9)%
Technology licensing	27,527	28,088	561	2.0%

Total net revenues	$334,278	$304,370	$(29,908)	(8.9)%

        The following discussions are based on our reportable segments described in Note 11 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Memory Products

        Memory revenue increased 7.2% in the third quarter of 2007 from the second quarter of 2007 primarily due to an 8.0% increase in unit shipments. Seasonal demand for several consumer electronic and computer applications led to the results. Memory revenue decreased in the third quarter of 2007 compared to the third quarter of 2006 due to a 10.7% decrease in average selling prices, partially offset by increased unit shipments of 4.7%. The decrease in average selling prices was primarily a result of product mix coupled with some price erosion from continuing competitive pricing pressures in the low density markets. For the nine months ended September 30, 2007 in comparison to the prior year, memory revenue decreased due to a 10.7% decrease in average selling prices due to competitive pricing environments.

Non-Memory Products

        Non-memory revenue increased in the third quarter of 2007 from the second quarter of 2007 due to a 9.4% increase in average selling prices and a 4.9% increase in unit shipments. Seasonal demand and the introduction of new products led to the increases. Non-memory revenue decreased in the third quarter of 2007 compared to the third quarter of 2006 due to a 22.5% decrease in unit shipments couple with a 7.6% decrease in average selling prices largely from product mix, as well as pricing pressures on smartcard ICs. For the nine months ended September 30, 2007, non-memory revenue decreased $23.9 million due to a 35.9% decrease in average selling prices coupled with a 8.4% decline in unit shipments.

Technology Licensing Revenue

        Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the third quarter of 2007 increased from the second quarter of 2007 due to timing of royalty payments and the achievement of certain milestones. Technology licensing revenue for the third quarter of 2007 increased compared to the third quarter of 2006 as a result of timing of some royalties. For the nine months ended September 30, 2007 technology license revenue increased from the nine months ended September 30, 2006 due to some fluctuation and timing in royalties. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands)

	Three Months Ended
	Sept 30, 2006 As Restated	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Memory gross profit	$17,075	$14,789	$21,870	$4,795	28.1%	$7,081	47.9%
Memory gross margin	18.8%	18.2%	25.1%
Non-Memory gross profit	$4,727	$1,738	$2,314	$(2,413)	(51.0)%	$576	33.1%
Non-Memory gross margin	28.1%	19.8%	21.8%

Product gross profit	$21,802	$16,527	$24,184	$2,382	10.9%	$7,657	46.3%
Product gross margin	20.3%	18.3%	24.7%
Technology licensing gross profit	8,508	9,066	9,709	1,201	14.1%	643	7.1%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$30,310	$25,593	$33,893	$3,583	11.8%	$8,300	32.4%

Total gross margin	26.1%	25.8%	31.5%
	Nine Months Ended September 30,
	2006 As Restated	2007	3Q07-Over- 3Q06 Change
Memory gross profit	$48,866	$51,723	$2,857	5.8%
Memory gross margin	19.3%	20.9%
Non-Memory gross profit	$15,001	$6,197	$(8,804)	(58.7)%
Non-Memory gross margin	28.3%	21.2%

Product gross profit	$63,867	$57,920	$(5,947)	(9.3)%
Product gross margin	20.8%	21.0%
Technology licensing gross profit	$27,527	$28,088	$561	2.0%
Technology licensing gross margin	100.0%	100.0%

Total gross profit	$91,394	$86,008	$(5,386)	(5.9)%

Total gross margin	27.3%	28.3%

Product Gross Profit

Memory products

        Gross profit for memory products increased substantially in the third quarter of 2007 compared to the second quarter of 2007 largely due to an 8.0% increase in the number of units shipped although average selling prices were flat. Compared to the third quarter of 2006, gross profit increased by 28.1% due to a 4.7% increase in unit shipments partially offset by a 10.7% decrease in average selling prices. For the nine months ended September 30, 2007 in comparison to the prior year, memory product gross profit increased $2.9 million based on a 7.2% increase in unit shipments coupled with a 10.7% decrease in average selling prices from product mix.

Non-memory products

        Gross profit for non-memory products increased in the third quarter of 2007 compared to the second quarter of 2007 as total unit shipments increased by 4.9% and average selling prices increased 9.4%. In comparison to the third quarter of 2006, unit shipments decreased 22.5% as well as average selling prices declined 7.6%, led by product mix and smartcard ICs pricing pressures. For the nine months ended September 30, 2007, non-memory product gross profit declined $8.8 million as average selling prices declined 35.9% coupled with a 8.4% decrease in unit shipments. We expect some revenue fluctuation in non-memory business until at least mid 2008 as we expect to grow and diversify our revenue and customer base.

        For other factors that could affect our gross profit, please also see Item 1A. "Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005 and 2006 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses (in thousands)

Research and development

	Three Months Ended
	Sept 30, 2006 As Restated	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Research and development	$12,033	$14,333	$15,392	$3,359	27.9%	$1,059	7.4%
Percent of revenue	10.4%	14.4%	14.3%
	Nine Months Ended September 30,
	2006 As Restated	2007	3Q07-Over- 3Q06 Change
Research and development	$40,167	$43,498	$3,331	8.3%
Percent of revenue	12.0%	14.3%

        Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

        In comparison to the second quarter of 2007, research and development spending increased primarily due to increased wafers and evaluation parts of $519,000 and $209,000 respectively, offset partially by decreased mask and reticle costs of $345,000. Also increased profit sharing accruals of $241,000 and patent expenses of $206,000 led to the changes. For the three months ended September 30, 2007 in comparison to the same quarter in 2006, research and development spending increased due to higher salaries and employee-related benefit costs of $801,000, increased wafer expense of $426,000, masks and reticles of $360,000, higher software license fees and expensed software of $302,000, depreciation expense increase of $208,000 and increase patent fees of $322,000.

        For the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006, research and development spending increased due to payroll tax expense related to stock-based compensation expenses of $638,000, increased salaries and wages of $573,000, additional software license fees of $512,000, increased patent expenses of $355,000 and accruals for the executive bonus program of $325,000. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	Sept 30, 2006 As Restated	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Sales and marketing	$6,860	$7,539	$7,397	$537	7.8%	$(142)	(1.9)%
Percent of revenue	5.9%	7.6%	6.9%
	Nine Months Ended September 30,
	2006 As Restated	2007	3Q07-Over- 3Q06 Change
Sales and marketing	$22,121	$21,701	$(420)	(1.9)%
Percent of revenue	6.6%	7.1%

        Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

        Sales and marketing expense decreased in the third quarter of 2007 compared to the second quarter of 2007 due to lower commission expense of $277,000, partially offset by increased salaries and wages of $131,000, and logistic fees of $84,000. In comparison to the third quarter in 2006, sales and marketing expenses increased due to higher salaries and wage related expenses of $422,000, greater accruals for bonus programs of $183,000, offset by lower commission related expenses of $227,000.

        For the nine months ended September 30, 2007, sales and marketing expenses declined due to lower commission expenses of $960,000 and lower logistic fees of $301,000, offset by increases in salaries and wages of $649,000. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	Sept 30, 2006 As Restated	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
General and administrative	$5,392	$6,811	$6,396	$1,004	18.6%	$(415)	(6.1)%
Percent of revenue	4.6%	6.9%	5.9%
	Nine Months Ended September 30,
	2006 As Restated	2007	3Q07-Over- 3Q06 Change
General and administrative	$16,428	$19,962	$3,534	21.5%
Percent of revenue	4.9%	6.6%

        General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

        General and administrative expenses decreased slightly in the third quarter of 2007 compared to the second quarter of 2007 primarily due to decreased accruals for executive bonuses of $269,000, decreased outside service fees of $115,000 and reduced property taxes of $192,000, partially offset by increased legal fees of $302,000. In comparison to the three months ended September 30, 2006, general and administrative expenses increased due to increased tax services fees of $441,000, accruals for the new executive bonus program of $280,000, higher depreciation expense and of $166,000 and increased outside services expenses of $194,000.

        For the nine months ended September 30, 2007 compared to the same period a year ago, general and administrative expenses increased due to higher outside tax service expenses of $1.3 million, higher outside professional fees of $926,000 as well as accruals for our newly approved executive bonus plan of $829,000. Other increases included depreciation expense of $350,000 and legal fees expense of $300,000. We anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Three Months Ended
	Sept 30, 2006	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Other operating expenses	$—	$4,005	$2,319	$2,319	(100)%	$(1,686)	(42.1)%
Percent of revenue	0.0%	4.0%	2.2%
	Nine Months Ended September 30,
			3Q07-Over- 3Q06 Change
	2006	2007
Other operating expenses	$—	$6,324	$6,324	(100)%
Percent of revenue	0.0%	2.1%

        As we announced in March 2007, we conducted a voluntary independent review of our historical stock option granting practices. We incurred $2.3 and $6.3 million in expenses, during the three and nine month periods ended September 30, 2007, respectively, which included legal, tax, accounting, and other professional services. For 2007, we expect to incur additional expenses related to this investigation which will have a material adverse effect on our results of operations. We further expect there will be other material expenses including legal, tax, and other professional services expenses in the first half of 2008 as a result of this review.

Interest, Dividends and Other income and expense, net

	Three Months Ended
	Sept 30, 2006	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Other income (expense), net	$2,560	$1,895	$3,660	$1,100	43.0%	$1,765	93.1%
Percent of revenue	2.2%	1.9%	3.4%

	Nine Months Ended September 30,
	2006 As Restated	2007	3Q07-Over- 3Q06 Change
Other income (expense), net	$4,104	$7,365	$3,261	79.4%
Percent of revenue	1.2%	2.4%

        Interest, dividend and other income and expense for the periods presented included mainly interest and dividend income on our cash and investments. Other income (expense) increased during the three months ended September 30, 2007 in comparison to the prior quarter and compared to the third quarter of 2006 due to changes in our investment mix, higher levels of cash and higher short-term interest rates. For the nine months ended, other income (expense) increased primarily due to substantially higher levels of increased cash and higher short-term interest rates, and increased annual dividends paid to our investee companies. We expect other income and expense will fluctuate as a result of changes in cash balances and the timing of dividends on our investments.

Interest expense

	Three Months Ended
	Sept 30, 2006 As Restated	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Interest expense	$117	$113	$161	$44	37.6%	$48	42.5%
Percent of revenue	0.1%	0.1%	0.1%
	Nine Months Ended September 30,
	2006 As Restated	2007	3Q07-Over- 3Q06 Change
Interest expense	$223	$363	$140	62.8%
Percent of revenue	0.1%	0.1%

        Interest expense remained relatively low in the third quarter ended September 30, 2007 as we do not have significant outstanding debt. Interest expense in the third quarter of 2007 increased compared to the second quarter of 2007 due to interest on the drawdown on our standby letter of credit. For the nine months ended September 30, 2007, interest expense increased due to the additional draw downs on our standby letter of credit.

        In August 2007, SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (6.21% at September 30, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, SST has to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. As of September 30, 2007, SST China Limited has drawn RMB 32 million at the interest rate of 5.427%.

Equity investments

        During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Powertech Technology, Inc. or PTI. As of September 30, 2007, we continue to own 7.3 million shares of PTI.

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

	Three Months Ended
	Sept 30, 2006	June 30, 2007	Sept 30, 2007	3Q07-Over- 3Q06 Change		3Q07-Over- 2Q07 Change
Pro rata share of loss from equity investments	$614	$1,930	$1,861	$1,247	203.1%	$(69)	(3.6)%
	Nine Months Ended September 30,
			3Q07-Over- 3Q06 Change
	2006	2007
Pro rata share of loss from equity investments	$1,087	$5,308	$4,221	388.3%

        In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our ownership interest in ACET's reported net income or loss each reporting period as well as restate our prior period financial statements to reflect the equity method of accounting from the date of the initial investment. Our operating results now include a line item titled "pro rata share of loss from equity investments" on our condensed consolidated statement of operations where we record these expenses. For the quarter ended September 30, 2007, our pro rata share of the loss in ACET was $1.9 million, compared to $614,000 for the same period in the prior year. In the third quarter ended September 30, 2007, we made an additional cash investment, along other third-party investors, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2007.

Provision for Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        Our tax provision for the three and nine months ended September 30, 2007 was $1.3 million and $2.4 million, respectively, which consists primarily of foreign withholding taxes and tentative U.S. minimum tax.

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

Liquidity and Capital Resources (in thousands)

	Nine Months Ended September 30,
	2006	2007
Cash provided by (used in):
Operating activities	$53,522	$30,908
Investing activities	$(46,412)	$(46,930)
Financing activities	$564	$1,291

        Operating activities.    The primary source of operating cash flows for the nine months ended September 30, 2007 was a $19.2 million reduction in inventory due primarily to constraints at one of our major foundries, GSMC. Operating cash flows also benefited from an $8.8 million reduction in accounts receivable. Offsetting these operating cash flows was a $21.5 million reduction in accounts payable, primarily due to related parties. Although we reported a net loss for the period of $25.4 million, this was offset by non-cash charges of $44.4 million. These non-cash charges included depreciation and amortization of $8.4 million, stock-based compensation charges of $4.3 million, $5.3 million in losses related to our interest in ACET and a $19.4 million impairment charge primarily related to our investment in GSMC.

        Operating cash flows for the first nine months of 2006 were provided by reported net income of $18.7 million adjusted for non-cash charges of $18.9 million. Additional sources of operating cash flows included a $12.7 million reduction in unrelated party accounts receivable, an $8.8 million reduction in inventory and a $12.0 million increase in accounts payable to related parties. These sources of operating cash flows were partially offset by a $25.6 million reduction in accounts payable to unrelated parties.

        Investing activities.    The primary uses of cash from investing activities during the nine months ended September 30, 2007 were $64.2 million used for the purchase of other available-for-sale instruments and $12.9 million in cash to purchase additional equity securities including $10.3 million for additional shares of ACET. In addition, we used $5.8 million to purchase property and equipment and $1.6 million to purchase intellectual property. These uses of cash were partially offset by $38.0 million in cash from the sales and maturities of available-for-sale equity investments. Our investing activities used cash of $46.4 million for the first nine months of 2006. Cash used by investing activities was primarily due to $50.0 million of purchases for available-for-sale investments, partially offset by the sale of $26.4 million in available-for-sale investments. Other cash used included $18.9 million for investments in equity securities, primarily shares in ACET.

        Financing activities.    Our financing activities provided cash of $1.3 million during the nine months ended September 30, 2007. Cash generated primarily related to the borrowing against the line of credit of $1.0 million, the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options totaling $1.2 million, partially offset by of $1.0 million for capital lease payments. Cash from financing activities in the nine months of 2006 related primarily to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $2.5 million offset by capital lease payments of $1.1 million and $0.9 million in debt repayments.

        Principal sources of liquidity at September 30, 2007 consisted of $160.2 million of cash, cash equivalents and short-term available-for-sale investments. In addition, in August 2007, entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.4 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. For more information regarding the line of credit, refer to Note 9. to our unaudited condensed consolidated financial statements.

        As of September 30, 2007, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2006.

        Purchase Commitments.    As of September 30, 2007, we had outstanding purchase commitments with our foundry vendors of $33.2 million for delivery in the next twelve months. We have recorded a liability of $26 thousand for adverse purchase commitments. In comparison, as of December 31, 2006, we had outstanding purchase commitments with our foundry vendors of $20.2 million for delivery in 2007, with a recorded liability of $119 thousand for adverse purchase commitments.

        Operating Capital Requirements.    We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, if we fail to execute to our business strategies, we could experience declines in our cash balances. In August 2006, we entered into a 1-year loan and security agreement with Cathay Bank, a U.S. bank, for a $40.0 million revolving line of credit all of which was available to us as of December 31, 2006. The loan agreement was amended in August 2007 to mature in October 2007 as well as waive covenants requiring us to file timely SEC reports on Form 10-K for December 31, 2006 as well as Forms 10-Q for the quarters ending March 31, 2007, June 30, 2007, and September 30, 2007. We did not renew this line after its expiration. The line of credit was intended to be used for working capital but there are no restrictions in the agreement as to how the funds may be used. As of September 30, 2007, a standby letter of credit in the amount of $8.0 million has been issued against the line as collateral for the line of credit with Bank of America in China. As of September 30, 2007, SST China Limited has drawn RMB 32 million, or approximately $4.3 million U.S. dollars, at the interest rate of 5.427%. In August 2007, we amended this line to secure it solely with the guarantee of Silicon Storage Technology Inc. The amended line also adjusts the revolving amount to a maximum of 58.4 RMB or approximately $7.7 million U.S. dollars. All other terms are substantially the same. There can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2007.

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

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of September 30, 2007 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of September 30, 2007, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of September 30, 2007 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$86,242	3.7%
Short-term avaialble-for-sale investments—fixed rate	73,992	5.3%

	$160,234	4.4%

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        At September 30, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements and in adjustments to the 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at September 30, 2007.

        This material weakness in internal control over financial reporting is discussed in greater detail in Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Remediation Plan for Material Weakness

        We had previously decided that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We believe OSFM once completely implemented will provide the basis for the development of adequate controls over inventory. However, as of September 30, 2007 we have not completed our review and evaluation of the new system and the inventory controls surrounding OSFM.

        In addition we plan to review the adequacy of our staffing and the technical knowledge and experience of our current staff as well as to improve the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

        Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

        In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2. to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and have restated our historical financial statements. The review of our historical stock option granting practices has also required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $9.1 million from March 31, 2007 through November 30, 2007 and we expect to incur additional costs in the future periods. In addition, the review has diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

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

        We are considering offering active employees who are optionholders the opportunity to amend or exchange their options to avoid the tax consequences of Section 409A. Once we have determined a final course of action in these respects, if we undertake any such plan or process, we anticipate that we will record additional expenses in periods when such actions are taken.

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

        Although we were profitable for the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2006, 2005 and 2003 and the nine months ended September 30, 2007. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2004, 2005, 2006 and the nine months ended September 30, 2007 and we may incur additional significant inventory valuation adjustments in the future.

        We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2007, we had $47.0 million of net inventory on hand, a decrease of $26.9 million, or 36.4%, from December 31, 2006. Total valuation adjustments to inventory and adverse purchase commitments were $7.6 million in the nine months ended September 30, 2007 and

$12.3 million in the nine months ended September 30, 2006. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of September 30, 2007, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

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

        During 2005, 2006 and the nine months ended September 30, 2007, our international product and licensing revenues accounted for 95.1%, 94.7% and 94.6% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

        We derived 87.6%, 87.7% and 89.0% of our net product revenues from Asia during 2005, 2006 and the nine months ended September 30, 2007, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

        We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan. During 2005, 2006, and the nine months ended September 30, 2007, SPT serviced end customer shipments accounting for 58.5%, 59.1% and 58.6% respectively, of our net product revenues recognized. As of December 31, 2006 and September 30, 2007, SPT accounted for 68.9% and 70.8% respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of September 30, 2007, we held 244 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2026 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2007.

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

        The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of September 30, 2007 because management determined that as of September 30, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is unlikely. However, as of September 30, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 consolidated annual and interim financial statements and in adjustments to the 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at September 30, 2007. Because of this material weakness, our management concluded that, as of September 30, 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, has issued an adverse opinion with respect to the effectiveness of our internal control over financial reporting and their report is included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
/s/ JAMES B. BOYD James B. Boyd Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

SILICON STORAGE TECHNOLOGY, INC. FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS
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
SIGNATURES