Form 10-K
period 2007-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2008-03-18
CIK 855906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $340,880,237 based on the closing price of the registrant's common stock as reported on the NASDAQ Global Market. Shares of the registrant's common stock held by each officer and director and affiliated entities who own 5% or more of the outstanding common stock of the registrant have been excluded in that such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation does not exclude shares held by persons or entities whose ownership exceeds 5% of the registrant's common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

         Number of shares outstanding of SST's Common Stock, no par value, as of the latest practicable date February 29, 2008: 104,192,412

Documents Incorporated by Reference

         The registrant has incorporated by reference portions of its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission by April 29, 2008.

Silicon Storage Technology, Inc.
Form 10-K
For the Year Ended December 31, 2007
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

        We also produce and sell other semiconductor products including smartcard integrated circuits, or ICs, and modules, NAND flash controllers and NAND-controller based modules, radio frequency, or RF, ICs and modules.

        We license our SuperFlash technology for applications in semiconductor devices that integrate flash memory with other functions on a monolithic chip to leading semiconductor companies including X-Fab, Analog Devices, IBM, Freescale Semiconductor, Inc., National Semiconductor Corporation, NEC Corporation, Oki Electric Industry Co., Samsung Electronics Co. Ltd., Sanyo Electric Co., Ltd., or Sanyo, Seiko Epson Corporation, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, Shanghai Huahong NEC Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Toshiba Corporation, Vanguard International Semiconductor Corporation, Powerchip Semiconductor Corporation and Winbond Electronics Corporation.

        We have installed our semiconductor manufacturing processes at several leading wafer foundries and semiconductor manufacturers including Advanced Wireless Semiconductor, Grace, Samsung Electronics Co., Ltd., Sanyo, Seiko Epson Corporation, Shanghai Hua Hong NEC Electronics Co. Ltd., TSMC and Yasu Semiconductor Corporation, or Yasu. These companies produce semiconductor wafers for us that contain our intellectual property and technology. These wafers are electrically tested and then subdivided into many small rectangular chips, or die. We work with leading semiconductor assembly and test companies to finish our products by encapsulating them in a package and testing them. We are working with Grace, Powerchip Semiconductor Corporation and TSMC, among others, to develop new technology for manufacturing our products.

        The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling price, or ASP, of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. We saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006 and 2007. Our business could be further harmed by industry-wide prolonged downturns in the future.

        The consumer electronics manufacturing industry is concentrated in Asia. We manufacture virtually all of our products in Asia and we sell most of our products in Asia. We derived 87.6%, 87.7% and

88.8% of our net product revenues during 2005, 2006 and 2007, respectively, from product shipments to Asia.

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

        Flash memory is the predominant reprogrammable nonvolatile memory device used to store program code and data. Flash memory can electrically erase select blocks of data on the device much faster and more simply than with alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other re-programmable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. There are two types of flash memories; NOR and NAND, in terms of memory cell array architecture. NOR flash memories are typically used for storing program code and NAND flash memories are typically used for data storage. The rapid growth of flash memory has been fueled by the explosive growth of digital electronic devices that adopted flash memory as the main storage medium for code and data. According to a November 2007 Webfeet Research report, worldwide flash memory revenue was estimated at $25.7 billion in 2007 and is expected to grow to $30.1 billion in 2008 and to $52.7 billion in 2012.

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

        Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash, or MPF, family, the Multi-Purpose Flash Plus, or MPF+ family, the Concurrent SuperFlash, or CSF family, the Firmware Hub, or FWH family, the Serial Flash family, the ComboMemory family, the Many-Time Programmable, or MTP family, and the Small Sector Flash, or SSF family.

        Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency ICs and modules, NAND controllers and NAND-controller based modules.

Technology Licensing

        We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2007, we held 237 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2027 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China.

Customers

        We provide high-performance flash memory solutions and other products to customers in four major markets: digital consumer, networking, wireless communications and Internet computing. Our customers benefit by obtaining products that we believe are highly reliable, technologically advanced and have attractive cost structures. As a result of these highly desirable benefits, we have developed relationships with many of the industry's leading companies. In digital consumer products, we provide products for consumer electronic companies including LG, Hon Hai, Micronas, Apple, Samsung, Lite-On, NEC, Funai, Sony, Orion, BenQ, Sigma Design, ALCO, Inventec, Pioneer, Nintendo, BBK, Toshiba, JVC, Mattel, Panasonic (Matsushita), Sanyo, Konka, Canon, Hisense, Creative, Daewoo, Thomson, Sharp, Reigncom, Olympus, TiVO, and Haier. In networking, we provide products for Broadcom, Atheros, Conexant, Alpha Networks, Gemtek, Gongjin, Hon Hai, Edimax, Avocent, TP-Link, ZTE, Senao, Cameo Communications, Sagem Orga, Adtran, Askey, Intel, Asustek, Global Sun, Thomson, Huawei, TCL, Comtrend, Buffalo, Tecom, Mitsumi, Arris, Cybertan, and Samsung. In wireless communications, we provide products for companies including Syscom, Samsung, Sirf, Crestfounder, USI, GN Netcom, Sagem Orga, Alps, Gemalto, ZTE, Hon Hai, Cambridge Silicon Radio, Watchdata System, Pansun Infotech, Haier, CCT, Wuhan Tienyu Information Industry, Magnificent Mile, Taiyo Yuden, Mitsumi, Ningbo Bird, Logitech, VTech,and Garmin. In Internet computing, we provide a wide array of products for companies including Asustek, Seagate, Western Digital, TPV Technology, Hon Hai, Quanta, Intel, Giga-Byte, Quanta, ECS, Inventec, Titanic, Lenovo, Matsushita, Sharp, Fujitsu-Siemens, Wistron, Mitac, Microstar, Fujitsu, Epson, Buffalo, Samsung, Brother, USI, Canon, Lite-On, NEC, IBM, and Toshiba.

        The following tables illustrate revenue by geographic regions. Revenue by geographic region is determined on where product is shipped to by us or our logistics center or where license revenue is generated.

	Year ended December 31,
	2005	2006	2007
	(Amount in thousands)
United States	$21,261	$24,173	$23,349
Europe	32,008	32,381	26,802
Japan	26,455	40,752	40,303
Korea	32,702	30,734	37,487
Taiwan	74,753	97,552	112,930
China (including Hong Kong)	208,658	193,674	138,761
Other Asian Countries	35,062	33,243	32,116

	$430,899	$452,509	$411,748

See Note 15. "Segment and Geographic Reporting" to our consolidated financial statements for further information regarding our revenue by geographic region and location of our long-lived assets.

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

        Wafer and Sorted Die.    During 2007, our major wafer fabrication foundries were TSMC, Grace, Sanyo, HHNEC and Seiko-Epson. In 2007, wafer sort, which is the process of testing individual die on silicon wafer, was performed at King Yuan Electronics Company, Limited, or KYE, Lingsen, HHNEC, Sanyo, Seiko-Epson and TSMC. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for secure production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. We hold an equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company. Grace is GSMC's wafer foundry subsidiary and is located in Shanghai, People's Republic of China.

        Packaging, Testing and Finishing.    In the assembly process, the individual dies are separated and assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our international subcontracted test facilities before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2007, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity are KYE, Lingsen, and Powertech

Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI. For newly released products, the initial test and finishing activities are performed at our Sunnyvale facility.

Research and Development

        We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2005, 2006 and 2007, we spent $48.7 million, $53.0 million and $58.7 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, license or acquire technology from other companies in the course of developing products.

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

        The competition in the existing markets for some of our other product families, such as the FlashFlex51 microcontroller product family, is extremely intense. We compete principally with major companies such as Atmel, Microchip Technology, Freescale Semiconductor, Inc, Philips and Winbond in the microcontroller market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to our foundry partners the rights to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us. Our smartcard products compete with Masked ROM and flash or EEPROM offerings primarily from Infineon, Renesas, Samsung and STMicroelectronics. For radio frequency IC products, the competition in the existing markets is also extremely intense. Our radio frequency IC products compete primarily with Microsemi, SiGe, Richwave, and Anadigics, especially in the WLAN markets.

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

Employees

        As of December 31, 2007, we employed 715 individuals on a full-time basis, 402 of whom reside in the United States. Of these 715 employees, 120 were employed in manufacturing support, 386 in engineering, 112 in sales and marketing and 97 in administration, finance and information technology. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers

        The following table lists the names, ages and positions of our executive officers as of January 1, 2008. There are no family relationships between any executive officer. Executive officers serve at the discretion of our Board of Directors.

Name	Age	Position
Bing Yeh	57	President, Chief Executive Officer and Chairman of the Board
Yaw Wen Hu	58	Executive Vice President, Chief Operating Officer and Director
Derek J. Best	56	Senior Vice President, Sales and Marketing
Michael S. Briner	60	Senior Vice President, Application Specific Product Group
Chen Tsai	55	Senior Vice President, Worldwide Backend Operations
Paul S. Lui	57	Senior Vice President, Standard and Special Product Group
James B. Boyd	55	Senior Vice President, Finance and Chief Financial Officer

        Bing Yeh, one of our co-founders, has served as our President and Chief Executive Officer and has been a member of our board of directors since our inception in 1989. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer Degree in Electrical Engineering at Stanford University. Mr. Yeh holds a M.S. and a B.S. in Physics from National Taiwan University.

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

        James B. Boyd joined us as Chief Financial Officer and Senior Vice President, Finance in June 2007. Before joining SST, Mr. Boyd spent seven years as chief financial officer for ESS Technology, a manufacturer of DVD and image sensor chips, where he was responsible for all financial and legal functions. Prior to that, he was chief financial officer for Gatefield Corp., a manufacturer of nonvolatile reprogrammable FPGAs. Mr. Boyd has also held finance positions at companies ranging in size from Fortune 100 firms to start-ups. Mr. Boyd holds a Bachelor of Science degree and master's degree in business from the University of Wisconsin and a law degree from Golden Gate University School of Law.

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

        In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2. to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and have restated our historical financial statements. The review of our historical stock option granting practices has also required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $12.0 million for the year ended December 31, 2007. In addition, the review diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

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

        Due to the independent review and resulting restatement we were unable to file our periodic reports with the SEC on a timely basis during 2007 and faced the possibility of the delisting of our common stock from the NASDAQ Global Market. As a result of our failure to file our periodic reports on a timely basis, we are not eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months. In addition, if the NASDAQ Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to continue to list our stock on the NASDAQ Global Market. Despite our filing in January 2008 of our delinquent periodic reports we remain in violation of NASDAQ listing requirements due to our failure to hold an annual meeting of shareholders in 2007. Although we anticipate holding an annual meeting in Spring 2008, if our common stock is delisted the price of our common stock and the ability of our shareholders to trade our common stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

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

        We intend to conduct a tender offer by which active employees who are option holders will be offered the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A. We anticipate that we will record additional expenses in periods when such actions are taken.

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

        Although we were profitable for the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2007, 2006, 2005 and 2003. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results.

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

  •
  valuation of investments and long-term assets; and

  •
  the impact of the sub-prime mortgage crisis on our cash and other investments.

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2005, 2006 and 2007 and we may incur additional significant inventory valuation adjustments in the future.

        We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2007, we had $50.2 million of net inventory on hand, a decrease of $23.7 million, or 32.1%, from December 31, 2006. Total valuation adjustments to inventory and adverse purchase commitments were $15.2 million in 2006 and $8.5 million in 2007. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of December 31, 2007, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

        Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006 and 2007, there was price erosion in selected areas. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

        During 2005, 2006 and 2007, our international product and licensing revenues accounted for 95.1%, 94.7% and 94.3% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

        We derived 87.6%, 87.7% and 88.8% of our net product revenues from Asia during 2005, 2006 and 2007, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

        We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For the years ended December 31, 2006 and 2007, we recorded impairments on our investments of $44.1 million and $22.4 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in nonmarketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

        Our cash and cash equivalents and short-term investment portfolio as of December 31, 2007 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2007, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. As of December 31, 2007, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

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

        We out-source our end customer service logistics in Asia to SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly owned subsidiary of Professional Computer Technology, or PCT, which is one of our stocking representatives in Taiwan. During 2005, 2006 and 2007, SPT serviced end customer shipments accounting for 58.5%, 59.1% and 60.1%, respectively, of our net product revenues recognized. As of December 31, 2006 and 2007, SPT accounted for 68.9%, and 65.3% respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions."

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

        We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by five foundries, Grace and Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, in China and TSMC in Taiwan, Seiko-Epson and Yasu in Japan. We have an equity investment in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Sanyo in Japan, Samsung in Korea and Vanguard and Powerchip Semiconductor Corporation, or PSC, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

        We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of December 31, 2007, we held 237 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2027 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2007.

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

        Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2007 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management's assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

        The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. However, as of December 31, 2006 and 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual and interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2006 and 2007. Because of this material weakness, our management concluded that, as of December 31, 2006 and 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting for the years ended December 31, 2006 and 2007.

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

        In the past four years we have acquired Emosyn, LLC a fabless semiconductor manufacturer specializing in the design and marketing of smartcard ICs for SIM applications, G-Plus, Inc., a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs and Actrans Systems Inc., a fabless semiconductor company that designs flash memory and EEPROMs. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

        The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006 and 2007, there was price erosion in selected areas. Our business could be further harmed by industry-wide prolonged downturns in the future.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2007, we occupied three major facilities totaling approximately 132,000 square feet in Sunnyvale, California which is where our executive offices, research and development, principal manufacturing engineering and testing facilities are located. Of the three major facilities occupied, we own one facility totaling approximately 20,000 square feet and we lease two facilities totaling approximately 112,000 square feet. The leases on the two facilities expire in 2010. We also have approximately 96,000 square feet of office space in various domestic and international sites with expiration ranging from 2008 to 2026. We believe these facilities and any others we may lease in the future are adequate to meet our needs for at least the next 12 months.

        For information regarding long-lived assets by geography, see Note 15. "Segment Reporting" to our consolidated financial statements.

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

        On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. No response is due until after the plaintiff files a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

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

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of December 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        The principal U.S. market for our common stock is the NASDAQ Global Market (formerly the NASDAQ National Market). The only class of our securities that is traded is our common stock. Our common stock has traded on the NASDAQ Global Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low sales prices of the common stock for the period indicated as reported by the NASDAQ Global Market. These prices do not include retail mark-ups, markdowns, or commissions. The closing sales price of our common stock on December 31, 2007, the last trading day in 2007, was $2.99.

2006		High	Low
First Quarter:	January 1 - March 31, 2006	$5.68	$3.91
Second Quarter:	April 1 - June 30, 2006	5.02	3.47
Third Quarter:	July 1 - September 30, 2006	4.36	3.51
Fourth Quarter:	October 1 - December 31, 2006	4.88	4.02
2007		High	Low
First Quarter:	January 1 - March 31, 2007	$5.81	$4.35
Second Quarter:	April 1 - June 30, 2007	5.17	3.57
Third Quarter:	July 1 - September 30, 2007	4.07	2.61
Fourth Quarter:	October 1 - December 31, 2007	3.83	2.61

Comparison of Five Year Cumulative Total Return(1)

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Semiconductor Composite Index for the five year period from December 31, 2002 through December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Silicon Storage Technology, Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

        As of December 31, 2007, there were approximately 456 record holders of our common stock.

Dividends

        We have never paid a cash dividend on our common stock and we intend to continue to retain earnings, if any, to finance future growth. Accordingly, we do not anticipate paying cash dividends to holders of common stock in the foreseeable future.

Equity Compensation Plan Information

        Information regarding our equity compensation plans is contained in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under the caption "Executive Compensation—Equity Compensation Plan Information," and is incorporated herein by reference.

Item 6.    Selected Consolidated Financial Data

        The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	Year ended December 31,
	2003	2004(1)	2005(1)	2006(2)	2007(3)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$295,041	$449,198	$430,899	$452,509	$411,748
Cost of revenues	219,289	322,059	352,417	333,643	291,332

Gross profit	75,752	127,139	78,482	118,866	120,416

Total operating expenses	122,408	97,726	102,615	102,745	144,475

Income (loss) from operations	(46,656)	29,413	(24,133)	16,121	(24,059)

Net income (loss)	$(84,849)	$26,656	$(26,624)	$(20,777)	$(48,957)

Net income (loss) per share—basic	$(0.90)	$0.28	$(0.26)	$(0.20)	$(0.47)

Net income (loss) per share—diluted	$(0.90)	$0.27	$(0.26)	$(0.20)	$(0.47)

Consolidated Balance Sheet Data:
Total assets	$396,621	$501,440	$478,212	$465,978	$403,465

Long-term obligations	$1,423	$1,307	$2,627	$2,030	$7,548

Shareholders' equity	$318,937	$368,315	$375,944	$365,715	$322,553

(1)
Results of operations include the effects of the acquisitions of Emosyn LLC and G-Plus, Inc. in 2004 and the acquisition of Actrans Systems Inc. in 2005.

(2)
Results for 2006 include the impairment of our equity investments in Grace Semiconductor Manufacturing Corporation of $40.6 million and Nanotech Inc. of $3.5 million and the gain on the sale of our investment in PTI of $12.2 million.

(3)
Results of operations include the impairment of our equity investments in Grace Semiconductor Manufacturing Corporation of $19.4 million and EoNex of $3.0 million and the impairment of goodwill and intangible assets of $19.0 million.

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

Audit Committee Findings Relating to Stock Option Review

        In March 2007, the Board of Directors of SST initiated a voluntary review of SST's historical stock option granting practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007.

        Based on the findings of the Chairman, we identified a number of occasions on which we used an incorrect measurement date for financial accounting and reporting purposes. These errors resulted primarily from our use from 1997 through mid-2002, of certain date selection methods discussed below which resulted in grantees receiving options with stated exercise prices lower than the market price of the underlying stock on the revised measurement dates. We ceased using such practices beginning in mid-2002. The Chairman found that, beginning in mid-2002, we improved our stock option grant processes with respect to new hire, merit and promotion grants and have generally granted and priced our stock options for new hires, merit and promotions in an objective and consistent manner since that time. However, from 1997 through 2005, we used incorrect measurement dates for financial accounting and reporting purposes for company-wide or retention stock option grants and in various other circumstances. The Chairman's review did not identify any additional stock-based compensation charges from measurement date issues subsequent to 2005.

        As a result of the errors we identified, in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2006, we restated our historical financial statements, from 1997 through 2005, to record $42.0 million of charges related to stock-based compensation and associated payroll tax expense, net of related income tax effects. These additional stock-based compensation expense charges were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

        For further information, please refer to Note 2. "Restatement of Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        We also produce and sell other semiconductor products including flash microcontrollers, smartcard ICs and modules, RF ICs and modules, NAND controllers and NAND-controller based memory modules.

        One of our key initiatives is the further development of our non-memory business. Our objective is to transform SST from a pure play in flash memory to become a multi-product line semiconductor company and a leading licensor of embedded flash technology. We continue to execute on our plan to derive a significant portion of our revenue from non-memory products, including embedded controllers, NAND-controller based modules, smartcard ICs and radio frequency ICs and modules. We believe non-memory products represent an area in which we have significant competitive advantages and also an area that can yield, in the long run, profitable revenue with higher ASPs and more stable gross margins than our memory products.

2007 in Review

        We are focusing our attention on executing a growth strategy that we began more than three years ago. With the recognition that our core memory business will continue to experience average selling price pressure that would limit our revenue growth potential, we began in late 2004 investing in products and technologies that are expected to yield average selling prices, or ASPs, that are expected to be substantially higher than our current products. While our memory business continues to be healthy, we believe that a strategy of diversification will allow for better growth opportunities and higher return for our shareholders. We have invested internally and externally on new technologies designed to enhance our competitive position. These new products include the following:

  •
  NANDrive, a high-performance, small form-factor solid state drive.    NANDrive contains an integrated ATA Controller and NAND Flash die in a multichip package and is used as a basic building block of storage for a wide variety of applications. It is currently available in multiple densities up to 4GB with higher density 8GB, 16GB and 32GB in development. To date, we have more than 20 design wins for this product family and we expect to see its revenue gradually ramp up in the later part of 2008.

  •
  All-In-OneMemory.    This is a memory subsystem that blends key benefits of NOR, NAND, and RAM in a unified architecture which offers very high-density execute-in-place code storage and is designed to satisfy the growing data storage needs of embedded applications. Our first commercial samples of this product are expected to be available in June 2008, with the first product in this family expected to be released to production in the third quarter of 2008.

  •
  FlashMate.    A technology, jointly developed with InSyde Software that combines our expertise in NAND flash controllers and memory subsystem design with Insyde Software's expertise in PC BIOS, system software and power management to create a complete application subsystem. With more than 100 million notebooks sold each year worldwide, the revenue potential for this product is favorable given that the average selling price is likely to be significantly higher than any of our current products. We expect to tape out the FlashMate design in mid-2008 and to have the first series of product samples available in the second half of 2008.

  •
  MelodyWing, a wireless audio solution.    This product offers uncompressed, wire-equivalent sound quality for use in both home theater surround sound and multi-room audio broadcasting applications and allows significantly enhanced sound quality over other wireless audio products on the market.

        As the design-in cycle with major accounts for all of these products is at least 12 months, we expect to see revenue from NANDrive and MelodyWing in the second half of 2008 and with FlashMate and All-in-OneMemory beginning to contribute revenue in 2009. We will continue to introduce new, value-added products throughout the course of 2008.

        Our core memory business remains robust. For the past 10 years, an increasing number of electronic products have been designed around microprocessors and microcontrollers and virtually all of these products incorporate some low density NOR flash memory for code storage. In some cases, the code size for each product is also increasing as consumers demand more features and functionality. Further, as the definition of low-density continues to expand into 16, 32 and 64 mbit densities, the addressable market for our products grows steadily. We believe this creates an opportunity for us and gives strong evidence that our core business will benefit from a growing market. We are continually driving towards these increasing densities and smaller geometries through the advantages of our SuperFlash technology. Currently, the range for low density NOR is between 512 kilobits up to sixteen megabits of memory. We address this market with feature-rich, cost-effective products which allow us to support a very broad range of applications. For applications requiring smaller memory, we offer embedded SuperFlash technology through licensing agreements.

        In our application categories, for 2007 as compared to 2006, revenue from wireless communications increased by 10.2% while revenue from of our digital consumer applications declined by 19.1%, Internet computing applications declined by 27.5% and networking applications increased by 27.0%.

Outlook

        We expect to see a substantial decline in the first quarter of 2008 in our higher margin business as a result of seasonal weakness and the uncertainty in the U.S. and world economies. Further, our decision to focus on high-margin business opportunities as a result of our capacity shortage in 2007 expectedly resulted in the loss of market share in some of our high-volume, commodity customers which we expect to affect our revenue over the next several quarters.

        To alleviate some of the manufacturing capacity constraints we experienced in 2007, we have been working with several foundries to bring up additional capacity at the 180 and 250 nanometer technology nodes. As we enter 2008, we expect the normal seasonality in the first half to bring our capacity back in line with demand. Currently, we have started a 120-nanometer pilot production at both Grace and PowerChip. By gradually converting our products from 180 nanometer to 120 nanometer, we expect our unit output from Grace to increase by the fourth quarter of 2008.

Concentrations

        We derived 87.6%, 87.7% and 88.8% of our net product revenues during 2005, 2006 and 2007, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

        Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 27.2%, 20.1% and 17.8% of our net product revenues in 2005, 2006 and 2007, respectively.

        No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2005, 2006 and 2007.

        We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 40.3%, 48.5% and 60.3% of our product shipments in 2005, 2006 and 2007, respectively.

In addition, the same three stocking representatives solicited sales, for which they received a commission, for 18.3%, 10.3% and 9.1% of our product shipments to end users in 2005, 2006 and 2007, respectively.

        We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under "Related Party Transactions." Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2005, 2006 and 2007, SPT serviced end customer sales accounting for 58.5%, 59.1% and 60.1% of our net product revenues recognized. As of December 31, 2005, 2006 and 2007, SPT represented 69.6%, 68.9% and 65.3% of our net accounts receivable, respectively.

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

Results of Operations

Net Revenues (in thousands)

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Memory revenue	$331,691	$350,156	$333,451	$18,465	5.6%	$(16,705)	(4.8)%
Non-Memory revenue	62,405	65,285	38,465	2,880	4.6%	(26,820)	(41.1)%

Product revenue	394,096	415,441	371,916	21,345	5.4%	(43,525)	(10.5)%
Technology licensing	36,803	37,068	39,832	265	0.7%	2,764	7.5%

Total net revenues	$430,899	$452,509	$411,748	$21,610	5.0%	$(40,761)	(9.0)%

The following discussions are based on our reportable segments described in Note 15. to our consolidated financial statements.

Memory Products

        Memory revenue decreased in 2007 from 2006 primarily due to supply constraints due to wafer shortages from our foundry sources. These shortages led to orders that could not be fulfilled and forced us to be more selective in order acceptance. As a result, certain revenue opportunities were lost due to our inability to produce an adequate supply of products. While overall unit shipments increased 3.4% for 2007, average selling prices declined 8.8% due to continuing competitive pricing pressures in low density markets.

        Memory revenue increased 5.6% for 2006 from 2005 primarily due to a 3.7% increase in unit shipments. Increased demand for wireless communication products and networking applications led to the results. Average selling prices also increased 1.6%.

Non-Memory Products

        Non-memory revenue decreased substantially for 2007 from 2006. Supply constraints, a 15.0% decrease in units shipped and a 27.8% decrease in average selling prices all led to the steep decline. The decline was led by NAND controller shipments which declined 77.5% for 2007. We expect non-memory revenue to be relatively flat until we begin volume shipment of recently introduced products in the second half of 2008. Decreases of average selling prices in non-memory products in 2007 were mainly due to pricing pressures on smartcard ICs.

        Non-memory revenue increased 4.7% for 2006 from 2005 primarily due to a 30.8% increase in unit shipments. The increase in unit shipments was somewhat offset by a 24.5% decrease in average selling prices due to product mix and price erosion, primarily on smartcard ICs.

Technology Licensing Revenue

        Technology license revenue includes primarily a combination of up-front fees and royalties. Technology licensing revenue for 2007 increased 7.5% over 2006 primarily due to increased royalties from our licensees. Although there will be some fluctuations in royalty revenue on a quarterly basis, we expect technology license revenue to grow in 2008. Technology licensing revenue remained relatively flat for 2006 from 2005 as a result of lower upfront fees as well as some upward fluctuation in royalties.

Gross Profit (in thousands)

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Memory gross profit	$26,277	$64,156	$72,802	$37,879	144.2%	$8,646	13.5%
Memory gross margin	7.9%	18.3%	21.8%
Non-Memory gross profit	15,402	17,642	7,782	2,240	14.5%	(9,860)	(55.9)%
Non-Memory gross margin	24.7%	27.0%	20.2%

Product gross profit	41,679	81,798	80,584	40,119	96.3%	(1,214)	(1.5)%
Product gross margin	10.6%	19.7%	21.7%
Technology licensing gross profit	36,803	37,068	39,832	265	0.7%	2,764	7.5%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$78,482	$118,866	$120,416	$40,384	51.5%	$1,550	1.3%

Total gross margin	18.2%	26.3%	29.2%

Product Gross Profit

Memory products

        Gross profit for memory products in 2007 rose $8.6 million in comparison to 2006. While supply constraints caused a loss of revenue, it also forced us to review existing business carefully and allowed us to pursue the most profitable opportunities. As a result, we concentrated on sales of higher margin products with just a 3.4% increase in units shipped over 2006. Overall memory gross margins also rose 3.5% as a result of shipping more profitable products despite a 8.8% decrease in average selling prices.

        Gross profit for memory products increased $37.9 million for 2006 compared to 2005 largely due to a 3.7% increase in the number of units shipped, the continued transition to smaller geometries and lower write downs of inventory in 2006 as compared to 2005.

Non-memory products

        Gross profit for non-memory products declined nearly 56.0% for 2007. NAND controller shipments declined by 9.5 million units leading to the majority decline in gross profit. Additionally, supply constraints led to a overall 15.0% decrease in unit shipments coupled with continuing pricing pressures on smartcards contributed to a 27.8% decrease in average selling prices as well as a 6.8% decrease in our overall non-memory gross margins.

        Gross profit for non-memory products increased $2.2 million in 2006 compared to 2005 as total unit shipments increased 30.8%, led by our RF IC products. This was partially offset by a 24.5% decline in average selling prices which was largely a result of changes in product mix. We expect some revenue fluctuation in non-memory business as we expect to grow and diversify our revenue and customer base.

        For other factors that could affect our gross profit, please also see Item 1A. "Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2005, 2006 and 2007 and we may incur additional significant inventory valuation adjustments in the future."

Operating Expenses (in thousands)

Research and development

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase 2005 vs. 2006		Increase 2006 vs. 2007
Research and development	$47,879	$52,003	$56,712	$4,124	8.6%	$4,709	9.1%
Percent of revenue	11.1%	11.5%	13.8%

        Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

        For 2007 in comparison to 2006, research and development spending increased due to higher depreciation expense of $626,000, increased salaries and wages of $1.3 million, additional software license fees of $617,000 and accruals for bonus programs of $999,000. Increased research and developments expenses were generally due to the ramp up of next generation products we expect to produce in the second half of 2008. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

        For 2006 compared to 2005, research and development spending increased due to stock-based compensation expense of $3.8 million as a result of the implementation of SFAS No. 123(R). Accruals in profit sharing of $540,000 from increased operational profitability in 2006 also contributed to the increase.

Sales and marketing

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Sales and marketing	$27,896	$28,464	$29,229	$568	2.0%	$765	2.7%
Percent of revenue	6.5%	6.3%	7.1%

        Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

        For 2007 sales and marketing expenses rose slightly over 2006 due to increases in salaries and wages of $1.4 million and accruals for bonus programs of $231,000. Partially offsetting these expenses were lower commission expenses of $781,000 and lower logistic fees of $339,000 due to the decline in revenue from 2006. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

        Sales and marketing expense increased in 2006 compared to 2005 due to stock-based compensation expense of $1.2 million. These expenses were partially offset by lower commission related expenses of $411,000.

General and administrative

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
General and administrative	$23,895	$22,278	$27,603	$(1,617)	(6.8)%	$5,325	23.9%
Percent of revenue	5.5%	4.9%	6.7%

        General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

        For 2007 compared to 2006, general and administrative expenses increased due to higher outside tax service expenses of $1.2 million on work related to our international tax structure, higher outside professional fees of $1.1 million related to accounting issues as well as accruals for bonus programs of $754,000. Other increases included depreciation expense of $551,000 and legal fees expense of $422,000. We anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

        For 2006 compared to 2005, lower general and administrative expenses were due to decreased professional service fees of $1.4 million, primarily due to work in 2005 associated with a tax refund project, and lower outside Sarbanes-Oxley-related professional services of $1.7 million in 2005. This was partially offset by stock-based compensation expenses of $2.4 million arising from of the implementation of SFAS No. 123(R) in 2006. We anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Other operating expenses

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Other operating expenses	$2,945	$—	$30,931	$(2,945)	(100.0)%	$30,931	—
Percent of revenue	0.7%	0.0%	7.5%

        During 2007, the market price of our common stock declined to the point where our net assets exceeded out total market capitalization and concluded that the carrying amount of our goodwill exceeded its implied fair value. Accordingly, we recorded an $18.0 million impairment charge during the fourth quarter of 2007. In addition, we reviewed the carrying value of our long-lived assets and determined that the estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write these assets down to their estimated fair market value.

        During 2007, we conducted a voluntary independent review of our historical stock option granting practices. We incurred $12.0 million in expenses during 2007, which included external legal, tax, accounting, and other professional services. We further expect there will be other material expenses including legal, tax, and other professional services expenses in the first quarter of 2008 as a result of this review.

        During the second quarter of 2005, we recorded other operating expense of $2.9 million related to in-process research and development expense recognized in conjunction with the acquisitions of Actrans Systems Inc., the acquisition of the remaining minority interest in Emosyn and the settlement of our patent litigation case with Atmel. We incurred no other operating expenses during 2006.

Interest, Dividend and Other income and expense, net

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Interest income	$1,092	$3,355	$6,904	$2,263	207.2%	$3,549	105.8%
Percent of revenue	0.3%	0.7%	1.7%

        Interest income includes interest from our cash and short-term cash equivalents. For 2007 in comparison to 2006, interest income rose due to higher levels of cash and cash equivalents, as well as interest rates that remained stable the majority of the year. For 2006 in comparison to 2005, other interest rose due to greater levels of invested cash, and rising interest rates. We expect that interest income will fluctuate due to changing economic conditions in the United States as well as falling short-term interest rates.

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Dividend income	$1,645	$1,581	$2,091	$(64)	(3.9)%	$510	32.3%
Percent of revenue	0.4%	0.3%	0.5%

        For 2007 compared to 2006, dividend income rose due to higher earnings from our investees corresponding to a higher amount of dividends to us. For 2006 compared to 2005, dividend income was relatively flat as our investee earnings varied slightly year to year. We expect that dividend income could significantly fluctuate in the future due to the timing and nature of our investments.

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase (Decrease) 2005 vs. 2006		Increase (Decrease) 2006 vs. 2007
Other income (expense), net	$(467)	$821	$115	$1,288	(275.8)%	$(706)	(86.0)%
Percent of revenue	(0.1)%	0.2%	0.0%

        Other income (expense) for the periods presented includes translation gains and losses, and other miscellaneous transactions. Other income (expense) will fluctuate significantly year to year but we do not expect it to have material impact to our consolidated statement of operations.

Interest expense

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase 2005 vs. 2006		Increase 2006 vs. 2007
Interest expense	$241	$345	$495	$104	43.2%	$150	43.5%
Percent of revenue	0.1%	0.1%	0.1%

        Interest expense remained relatively low as we do not have significant outstanding debt. Interest expense increased for the year ended December 31, 2007 as we had higher borrowings under our line of credit. As of December 31, 2007, SST China Limited, a wholly-owned owned subsidiary, has drawn RMB $50 million, or approximately $6.8 million U.S. dollars, at the interest rate of 5.702% under the Bank of America line of credit.

Equity investments

        In the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan of $225,000.

        After discussions with management of Grace Semiconductor Manufacturing Corporation ("GSMC") during the fourth quarter of 2006, we undertook a review of the carrying value of this investment in order to determine whether it had suffered an other-than-temporary decline in value. As part of the review we considered the historical performance of the business, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings. Based on this review, we recorded an impairment charge of approximately $40.6 million to write-down the investment to its estimated fair value as of December 31, 2006. Further discussions were held with GSMC management during the third quarter of 2007 which required us to perform a review of the investment in order to determine whether it had suffered an additional impairment. Based on changes in GSMC's operating plans and the impact on future expectations for the business, we determined that the investment had suffered a further decline in value, and accordingly recorded an additional impairment charge of $19.4 million in the third quarter of 2007. This charge was recorded in order to write-down the carrying value of the investment to its estimated fair value as of September 30, 2007. There were no triggering events noted during the fourth quarter of 2007 that required an additional impairment review.

        During 2007, we noted that our investee, EoNex, had suffered significant declines in net revenue during fiscal 2007 continued to decline. In the second quarter of 2007, EoNex exhausted its on-hand cash and relied on short-term borrowings to sustain operations while additional liquidity sources were being pursued. In the fourth quarter of 2007, we noted that EoNex had failed to secure additional financing and thus we concluded that our investment in EoNex was impaired. Given the lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and recorded an impairment charge for 100% of our $3.0 million carrying value of EoNex.

        During the fourth quarter of 2005, we wrote down one of our investments, Advanced Chip Engineering Technology, or ACET, since ACET issued a secondary round of equity funding at a lower per share price than our carrying value. Consequently, we recorded an impairment charge of $605,000 on our existing investment.

        During the first quarter of 2006, we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in PTI. As of December 31, 2007, we owned 7.3 million shares of PTI.

Pro Rata Share of Loss from Equity Investments

        In September 2006, we invested an additional $15.9 million in ACET, which increased our ownership share from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we were required to record our interest in ACET's reported net income or loss each reporting period. In addition, we are required to restate prior period financial results to reflect the equity method of accounting from the date of the initial investment. The year ended December 31, 2007, 2006 and 2005 results include a charge of $7.0 million, $3.2 million and $1.5 million, respectively, representing our share of ACET's reported net loss. In the third quarter of 2007, we made an additional cash investment of $10.3 million in ACET's common stock, along with other investing enterprises. This brought our total investment down to 38.5% of the outstanding equity of ACET. We expect to continue to record our pro rata share of ACET's losses for the foreseeable future. For further information, please refer to Note 16. to our consolidated financial statements.

	Year Ended
	December 31, 2005	December 31, 2006	December 31, 2007	Increase 2005 vs. 2006		Increase 2006 vs. 2007
Pro rata share of loss from equity investments	$1,543	$3,199	$7,035	$1,656	107.3%	$3,836	119.9%

Provision for (Benefit from) Income Taxes

        We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The cumulative effect of adopting FIN No. 48 was a $3.2 million increase to our reserves for uncertain tax positions with a corresponding adjustment to the opening balance of accumulated deficit. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

        Our tax provision for 2007 was $4.2 million on a pre-tax loss of $37.7 million consisting primarily of foreign income taxes and foreign withholding taxes including foreign withholding tax reserves. Our tax provision for 2006 was $7.1 million which represents a decrease of $2.9 million when compared to 2007. This decrease is primarily related to a reduction in federal provision due reduction in taxable income in the US. Our tax provision for 2005 was $2.5 million which represents an increase of $4.6 million when compared to 2006. This is primarily due to increased income in the US as well as increased withholding and associated reserves. The increase in withholding tax was due to increased foreign license revenue.

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

        The following table shows our product revenues and gross profit (loss) for each segment (in thousands)

	Year Ended
	December 31, 2005		December 31, 2006		December 31, 2007
	Revenues	Gross Profit	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$331,691	$26,277	$350,156	$64,156	$333,451	$72,802
Non-Memory	62,405	15,402	65,285	17,642	38,465	7,782
Technology Licensing	36,803	36,803	37,068	37,068	39,832	39,832

	$430,899	$78,482	$452,509	$118,866	$411,748	$120,416

Related Party Transactions

        The following table is a summary of our related party revenues and purchases (in thousands):

	Revenues
	For the years ended December 31,
	2005	2006	2007
Silicon Technology Co., Ltd	$3,711	$1,279	$280
Apacer Technology, Inc. & related entities	2,180	3,087	2,879
Silicon Professional Technology Ltd	230,706	245,332	223,490
Grace Semiconductor Manufacturing Corp	1,577	1,480	176

	$238,174	$251,178	$226,825

	Purchases
	For the years ended December 31,
	2005	2006	2007
Grace Semiconductor Manufacturing Corp	$45,373	$69,153	$72,110
King Yuan Electronics Company, Limited	34,882	30,550	24,680
Advanced Chip Engineering Technology Inc.	—	84	108
Powertech Technology, Incorporated	15,111	16,159	20,145

	$95,366	$115,946	$117,043

        The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	December 31, 2006		December 31, 2007
	Trade Accounts Receivable	Accounts Payable and Accruals	Trade Accounts Receivable	Accounts Payable and Accruals
Silicon Technology Co., Ltd	$136	$—	$—	$—
Advanced Chip Engineering Technology Inc.	—	84	—	11
Apacer Technology, Inc. & related entities	570	—	51	—
Professional Computer Technology Limited	—	59	—	—
Silicon Professional Technology Ltd	44,750	686	36,789	624
Grace Semiconductor Manufacturing Corp	105	17,955	172	8,490
King Yuan Electronics Company, Limited	—	10,421	—	5,509
Powertech Technology, Incorporated	—	7,305	—	3,861

	$45,561	$36,510	$37,012	$18,495

        In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939,000 in cash. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. We are not obligated to provide Silicon Technology with any additional financing. At December 31, 2007, our investment of $939,000, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology.

        In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer and customer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002. At December 31, 2007, our investment, which is carried at cost, represented 9.3% of the outstanding equity of Apacer. We are not obligated to provide Apacer with any additional financing.

        In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT's board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, due to Mr. Yeh's position as a member of PCT's board of directors, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2007. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In 2007, we sold $1.7 million in PCT European convertible bonds we had held since February 2004 for a gain of $142,000. As of December 31, 2007, the value of the stock investment recorded as long-term available-for-sale is $5.9 million and the restricted portion of the investment carried at cost is recorded at $705,000. At December 31, 2007 our investment represented 9.7% of PCT's outstanding equity.

        PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2006 and 2007 we incurred sales commissions of $364,000 and $1.5 million, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 38.9%, 42.6% and 46.2% of our product shipments in 2005, 2006 and 2007. In addition, PCT and SPAC solicited sales for 2.0%, 2.0% and 1.6% of our shipments to end users in 2005, 2006 and 2007, respectively, for which they also earned a commission.

        PCT has established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. For 2005, 2006 and 2007, we incurred $3.5 million, $3.7 million and $3.4 million, respectively, of fees related to SPT. The fees paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

        In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company, which is a production subcontractor, for $4.6 million in cash. The investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2007. The investment was written down to $1.3 million during 2001 and is valued at $2.3 million as of December 31, 2007 based on the quoted market price. We do not have a long-term contract with KYE to supply us with services. We are not obligated to provide KYE with any additional financing. At December 31, 2007, our investment represented 0.4% of the outstanding equity of KYE

        In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PTI's board of directors. The investment was made in PTI in order to strengthen our relationship with PTI. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2006 and 2007. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested $723,000 cash in PTI shares available for sale. During the first quarter of 2006, we sold four million common shares of PTI for a net gain of $12.2 million. Please see Note 16. to our consolidated financial statements. As of December 31, 2007, the value of the remaining investment is recorded as long-term available-for-sale is valued at $25.8 million with no portion of the investment restricted and represents 1.3% of the outstanding equity of PTI. We do not have a long-term contract with PTI to supply us with services. We are not obligated to provide PTI with any additional financing. At December 31, 2007, our investment represented 1.3% of the outstanding equity of PTI.

        In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, a Cayman Islands company. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC's board of directors. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We do not have a long-term contract with Grace to supply us with products. This investment is carried at cost. During the fourth quarter of 2006, we recorded an impairment charge of $40.6 million on our existing investment. The impairment was considered to be "other-than-temporary" in nature, thus the investment value was permanently written down to its fair value. Similarly in the third quarter of 2007, we determined our investment in GSMC had become further impaired and we record an additional impairment charges of $19.4 million. At December 31, 2007, we owned 9.8% of the outstanding stock of GSMC.

        In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964,000 in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, due to Mr. Yeh's position as a member of Insyde's board of directors, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the consolidated balance sheet as of December 31, 2006 and 2007. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133,000 cash in Insyde's convertible bonds that we converted to 371,935 shares of Insyde's common stock in April 2007. In June 2007, we invested an additional $910,000 cash in Insyde's convertible bonds.The stock investment was written down $509,000 during 2004. At December 31, 2007, our investment represented 6.1% of Insyde's outstanding equity.

        In June 2004, we acquired a 9% interest in ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET's board of directors. During 2005, we recorded a $605,000 impairment charge related to our investment in ACET. ACET raised an additional round of equity financing at a lower per share cost than our current basis. Consequently, we determined that our investment was other than temporarily impaired. Refer to Note 12 of the Consolidated Financial Statements. In September 2006, we invested an additional $15.9 million in ACET that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in ACET's reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. We record this expense in "pro rata share of loss from equity investments" on our condensed consolidated statement of operations. Under this accounting treatment, we recorded charges of $1.5 million for the year ended December 31, 2005, $3.2 million for the year ended December 31, 2006 and $7.0 million for the year ended December 31, 2007, representing our share of the losses for ACET. We also recorded $689,000 of our share of stock-based compensation for ACET during 2007. In addition, we recorded a gain on the change in interest ownership of $1.8 million for the year ended December 31, 2007In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. At December 31, 2007, our investment represented a 38.5% of ACET's outstanding equity.

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

        In May 2006, we acquired a 2% interest in EoNex Technologies, Inc., or EoNex, a privately held Korean company, for $3.0 million in cash. During 2007, we noted that our investee, EoNex, had suffered significant declines in net revenue during fiscal 2007. In the second quarter of 2007, EoNex exhausted its on-hand cash and relied on short-term borrowings to sustain operations while additional liquidity sources were being pursued. In the fourth quarter of 2007, we noted that EoNex had failed to secure additional financing and thus we concluded that our investment in EoNex was impaired. Given the lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and we recorded an impairment charge for 100% of our $3.0 million carrying value of EoNex.

        In July 2007, we acquired a 7% interest in Aptos Technology Inc., a privately held Taiwanese company, for $2.4 million in cash and we acquired a 18% interest in EnzyTek Technology Inc., a privately held Taiwanese company, for $275,000 in cash. We account for these investments under cost method. We are not obligated to provide Aptos or EnzyTek with any additional financing. At December 31, 2007, our investments in Aptos and EnzyTek represented 6.6% and 17.7%, respectively, of the outstanding equity of these companies.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

        We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board. The Audit Committee has reviewed our disclosures relating to our critical accounting policies and estimates in this Annual Report on Form 10-K.

        Our critical accounting estimates are as follows:

  •
  Revenue recognition;

  •
  Allowance for sales returns;

  •
  Allowance for doubtful accounts;

  •
  Allowance for excess and obsolete inventory and lower of cost or market;

  •
  Warranty accrual;

  •
  Litigation costs;

  •
  Valuation of equity investments; goodwill and long-lived assets;

  •
  Provision for adverse purchase commitments;

  •
  Stock-based compensation; and

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

        Royalties received during the upgrade period under these arrangements are recognized as revenue based on the ratio of the elapsed portion of the upgrade period to the estimated upgrade period. The remaining portions of the royalties are recognized ratably over the remaining portion of the upgrade period. Royalties received after the upgrade period has elapsed are recognized when reported to us which generally occurs one quarter in arrears and concurrently with the receipt of payment.

        If we make different judgments or utilize different estimates in relation to the estimated period of technology enhancement and development, the amount and timing of our license and royalty revenues could be materially affected.

        Allowance for sales returns.    We maintain an allowance for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other estimates. The allowance for sales returns was $1.6 million, $1.5 million and $774,000 as of December 31, 2005, 2006 and 2007, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

        Allowance for doubtful accounts.    We maintain an allowance for doubtful accounts for estimated losses due to the inability of our customers to make their required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other estimates. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate additional allowances may be required. The allowance for doubtful accounts was $758,000, $112,000 and $20,000 as of December 31, 2005, 2006 and 2007, respectively.

        Allowance for excess and obsolete inventory and lower of cost or market.    Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and fluctuate substantially. The value of our inventory is dependent on our estimate of average future selling prices, and, if average selling prices are lower than our estimate, we may be required to reduce our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on-hand finished goods inventory with a date of manufacture of greater than one year old, which could result in additional inventory write-downs. Our allowance for excess and obsolete inventories includes an allowance for our on-hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. If we determine that market conditions are less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories and lower of cost or market reserves was $51.8 million, $27.8 million and $19.7 million as of December 31, 2005, 2006 and 2007, respectively.

        Provision for adverse purchase commitments.    We maintain a provision for adverse purchase commitments for in process orders at our vendors when we have recorded lower of cost or market valuation provision against our on-hand inventory. Once production has begun against our purchase orders, we are committed to purchasing the inventory or, if we cancel the order, we are liable for all costs incurred up to the time of cancellation. If we have written down our on-hand inventory of the ordered product for lower of cost or market valuations, we must consider the impact to in process inventory at our vendor. We evaluate our in purchase orders to determine the impact of canceling the order and the impact of purchasing the inventory at a cost higher than the estimated current market value. If we determine that market conditions become less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required when the inventory is purchased. The recorded provision for adverse purchase commitments was $1.8 million, $119,000 and $111,000 as of December 31, 2005, 2006 and 2007, respectively.

        Warranty accrual.    Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we will replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. The recorded value of our warranty accrual was $803,000, $298,000 and $358,000 as of December 31, 2005, 2006 and 2007, respectively.

        Litigation losses.    From time to time, we are also involved in legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance that shareholder class action complaints, shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future, all of which may adversely impact net income. As of December 31, 2007, no estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and therefore we have not booked any accrual for such costs. If additional information becomes available such that we can estimate with a reasonable degree of certainty that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, such costs or estimates could materially impact our results of operations and financial position.

        Valuation of equity investments.    We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results in these companies could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The carrying value of our equity investments was $135.2 million, $113.6 million and $90.7 million as of December 31, 2005, 2006 and 2007, respectively. We recorded impairment charges of $605,000, $44.1 million and $22.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

        Goodwill.    Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We determined that our reporting units are equivalent to our operating segments for the purposes of completing our Statement of Financial Accounting Standards No. 142. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We perform this analysis during the fourth quarter of each fiscal year. During the fourth quarter of 2007, we determined the goodwill acquired from our acquisition of G-Plus and Actrans had become impaired in the amounts of $14.8 million and $3.2 million, respectively. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years.

        Long-lived assets.    Long-lived assets include property and equipment, equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. As part of our 2007 analysis, we determined $969,000 of long-lived assets had been impaired.

        Stock-based compensation.    Effective January 1, 2006, we implemented SFAS No. 123(R) with regard to equity based compensation which requires the recognition of the fair value of equity based compensation. The fair value of stock options shares are estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility, and estimated life of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and we have elected to use the accelerated method. We make quarterly assessments of the adequacy of the additional paid-in capital pool, or APIC pool, to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS No. 123(R), we accounted for stock options under the provisions of APB No. 25 and made pro forma footnote disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.

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

        Accounting for income taxes.    We currently maintain a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During 2006 and 2007, we maintained a full valuation allowance on our deferred tax assets. At December 31, 2005, 2006 and 2007 the valuation allowance against our deferred tax assets was $49.9 million, $34.7 million and $36.2 million, respectively.

        Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The cumulative effect of adopting FIN No. 48 was a $3.2 million increase to the opening balance of accumulated deficit. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

        We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

Liquidity and Capital Resources

	Year Ended December 31, (as adjusted and restated)
	2005	2006	2007
Cash provided by (used in):
Operating activities	$(16,495)	$80,901	$31,163
Investing activities	$52,799	$(57,740)	$(17,595)
Financing activities	$5,713	$431	$3,399

        Operating activities.    The major contributing factors to our sources and uses of operating cash during 2007 were our net loss of $49.7 million, offset by a $15.2 million reduction of inventories due to supply constraints and a focus by management to reduce average levels of inventory on hand, and a decrease in receivables of $9.4 million as a result of the timing of payments from our customers and lower sales levels. Net income was also affected by non-cash items in 2007, including $22.4 million of impairments charges from our write downs of GSMC and EoNex, a $19.0 million charge on the impairment of our goodwill, property, plant and equipment and intangible assets, stock-based compensation expense of $5.3 million, depreciation and amortization expense of $11.3 million, and a $8.5 million charge to our inventory and adverse purchase commitments provision.

        During 2006, our operating activities included our net loss of $20.8 million, offset by a $18.0 million reduction of inventories due to changes in average levels of carried inventory and a decrease in receivables of $12.4 million as a result of payments from our customers. Net income was also affected by non-cash items in 2006, including $44.1 million of impairments charges from our write downs of GSMC and Nanotech, Inc., a $12.2 million gain on the sale of PTI shares, stock-based compensation expense of $7.9 million, depreciation and amortization expense of $10.0 million, and a $15.2 million charge to our inventory and adverse purchase commitments provision.

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

        Investing activities.    For 2007, the primary uses of cash from investing activities were $95.7 million used for the purchase of other available-for-sale instruments and $13.0 million in cash to purchase additional equity securities. In addition, we used $6.4 million during the year to purchase fixed assets. These uses of cash were partially offset by the receipt of $99.5 million in cash from the sales and maturities of available-for-sale equity investments.

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

        Financing activities.    Cash from financing activities in 2007 related primarily to the borrowing of $6.8 million from our line of credit and issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $1.2 million offset by capital lease payments of $1.4 million.

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

        Principal sources of liquidity at December 31, 2007 consisted of $162.2 million of cash, cash equivalents, and short-term available-for-sale investments.

        Our cash and cash equivalents and short-term investment portfolio as of December 31, 2007 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2007, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. As of December 31, 2007, we had no recorded impairment charges associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Contractual Obligations and Commitments

        Purchase Commitments.    As of December 31, 2007 we had outstanding purchase commitments with our foundry vendors of $42.0 million for delivery in 2008. We have recorded a liability of $111,000 for related adverse purchase commitments.

        Lease Commitments.    We have long-term, non-cancelable building lease commitments. Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2007 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$1,474	$899	$575	$—	$—
Operating leases	8,723	3,844	4,617	102	160
Purchase commitments	41,990	41,990	—	—	—
Line of credit	6,836	6,836	—	—	—

Total	$59,023	$53,569	$5,192	$102	$160

        Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with respective taxing authorities. Therefore, $12.0 million of unrecognized tax benefits that may result in a cash payment have been excluded from the contractual obligations table above. See Note 14. to the consolidated financial statements for a discussion on income taxes.

Credit Facilities

        On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million U.S. dollars. This line expired and was replaced in August 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (6.48% at December 31, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. We are required to meet certain financial covenants, including having a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. We were fully compliant with our covenants at December 31, 2007. As of December 31, 2007, SST China Limited has drawn RMB 50 million or $6.8 million U.S. dollars at the interest rate of 5.702%.

Off-Balance Sheet Arrangements

        At December 31, 2006 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Stock Repurchase Program

        On February 6, 2008 we announced that our Board of Directors had authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $30.0 million. The repurchases will be made from time to time in the open market or in privately negotiated transactions, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate us to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.

Operating Capital Requirements

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008 the FASB granted a one year deferral for certain non-financial assets and liabilities to comply with SFAS No. 157; however, the effective date for financial assets and liabilities remains the same. We determined upon adoption of this standard as of January 1, 2008 that it did not have a material impact on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2005, 2006 and 2007, we recorded equity impairments of $605,000, $44.1 million and $22.4 million, respectively.

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of December 31, 2007 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2007, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents and available-for-sale investments as of December 31, 2007 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$118,157	4.0%
Short-term available-for-sale investments—fixed rate	44,067	4.6%

	$162,224	4.2%

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements are included in a separate section of this Annual Report.

Supplementary Data: Selected Consolidated Quarterly Data

        The following tables present our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2007. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. "Risk Factors."

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

        In the first quarter of 2006, we realized a $12.2 million gain on the sale of one of our investments in PTI. Also during the first quarter of 2006, we recorded an impairment charge of $3.5 million in our investment in Nanotech Inc. In the fourth quarter of 2006, we recorded an impairment charge of $40.6 million in our investment in GSMC. We recorded stock-based compensation expense of $2.0 million, $1.8 million, $2.3 million and $2.0 million in the first, second, third and fourth quarters of

2006, respectively. We recorded inventory valuation adjustments of $1.7 million, $6.7 million, $3.4 million and $3.0 million in the first, second, third and fourth quarters of 2006, respectively.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except per share data)
Net revenues:
Product revenues	$88,211	$90,277	$97,794	$95,634
License revenues	9,313	9,066	9,709	11,744

Total net revenues	$97,524	$99,343	$107,503	$107,378
Gross profit	$26,521	$25,593	$33,897	$34,405
Income (loss) from operations	$(773)	$(7,094)	$2,390	$(18,582)
Net Loss	$(1,314)	$(7,519)	$(16,605)	$(23,519)
Net loss per share—basic	$(0.01)	$(0.07)	$(0.16)	$(0.23)
Net loss per share—diluted	$(0.01)	$(0.07)	$(0.16)	$(0.23)

        In the third quarter of 2007, we recorded a $19.4 million impairment charge for our investment in GSMC. In the fourth quarter of 2007, we recorded a $3.0 impairment charge for our investment in EoNex and a $19.0 million charge of for the impairment of goodwill and certain intangible assets.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective because of the material weakness described below in Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        At December 31, 2007, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the perpetual inventory system (OSFM), recording of inventory adjustments resulting from physical inventory observations, standard cost updates, processing of outside service provider costs to inventory accounts, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2007 and 2006 consolidated annual and interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2007.

        Because of the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan for Material Weakness

        We had previously determined that our existing inventory tracking and management system was inadequate and began planning for the implementation of a new system in 2006. In August 2007, we converted to Oracle Shop Floor Management, or OSFM, a computerized perpetual inventory tracking and management system that is integrated with our other accounting and information technology systems. The conversion was inadequately staffed and planned and resulted in significant manual adjustments to correct implementation deficiencies. The conversion resulted in creating control weaknesses in addition to those identified in 2006. We have taken steps to correct those deficiencies, however, as of December 31, 2007, we have currently not completed our implementation, evaluation and remediation of the new system and the inventory controls surrounding OSFM. Our remediation process includes:

  •
  Outside technical resources to research and identify system deficiencies, develop documentation to correct the deficiency and direct internal personnel in executing the correction.

  •
  Add staff experienced with Oracle inventory control to manage the process.

  •
  Train existing staff in the specific requirements of generally accepted accounting principles related to inventory valuation and the operation and maintenance of the system.

  •
  Implement system alerts which identify system deficiencies and allow for user corrective action.

  •
  Create a cross-functional project team to review the physical inventory processes and controls and develop a corrective action plan for the annual physical inventory.

  •
  Heightened review, testing and monitoring of the internal controls with respect to processing of outside service provider costs, standard cost updates, capitalization of production variances into inventory and the calculation of our inventory reserves.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        On March 15, 2008, we paid our named executive officers the following bonuses pursuant to our 2007 Executive Bonus Plan:

Name and Title	Bonus Awarded
Bing Yeh, President and Chief Executive Officer	$194,161
Yaw Wen Hu, Executive Vice President, Chief Operating Officer	133,065
Derek J. Best, Senior Vice President, Sales and Marketing	89,728
James B. Boyd, Senior Vice President, Finance and Chief Financial Officer	43,963
Michael S. Briner, Senior Vice President, Application Specific Product Group	84,467

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders under the captions "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirement of Section 16(a)," "Information Regarding the Board of Directors and its Committees—Audit Committee," "Information Regarding the Board of Directors and its Committees—Nominating and Corporate Governance Committee," and "Code of Conduct," and are incorporated by reference into this report. The information relating to our executive officers is contained in Part I, Item 1 of this Annual Report.

Item 11.    Executive Compensation

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated by reference into this Annual Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information," and are incorporated by reference into this Annual Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders under the captions "Transactions with Related Parties," "Independence of the Board of Directors" and is incorporated by reference into this Annual Report. Please also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions."

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" and is incorporated by reference into this Annual Report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

Exhibits. See Exhibit Index in part (b), below.

  (b)
  Index to Exhibits.

Exhibit Number	Description of Document
3.1(1)	Bylaws of Silicon Storage Technology, Inc., as amended.
3.2(2)	Restated Articles of Incorporation of SST, dated November 3, 1995.
3.3(3)	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.
3.4(4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1 to 3.4.
4.2(5)	Specimen Stock Certificate of SST.
4.3(6)	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.
4.4(7)	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.
10.1(8)+	1995 Equity Incentive Plan and related agreements.
10.2(9)+	1995 Employee Stock Purchase Plan.
10.3(10)+	1995 Non-Employee Director's Stock Option Plan, as amended, and related form of stock option agreement.
10.4(11)+	Employee Profit Sharing Plan.
10.5(12)	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.
10.6(13)	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.
10.7(14)	Lease Amendment, dated March 4, 1998, between SST and Sonora Court Properties.
10.8(15)	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.
10.9(16)	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.
10.10(17)	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.
10.11(18)	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.
10.12(19)	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.
10.13(20)	Non-Employee Director Cash Retainer Program.
10.14(21)	Form of Indemnity Agreement by and between SST and each executive officer and director.

10.15(22)+	2007 Executive Bonus Plan.
21.1	Subsidiaries of SST.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers, Independent Regional Public Accounting Firm.
23.3	Consent of Ernst & Young, Independent Regional Public Accounting Firm.
24.1	Power of Attorney is contained on the signature page.
31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer and Senior Vice President of Finance as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer and Senior Vice President of Finance, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
99.1	Audited Consolidated Financial Statements of Advanced Chip Engineering Technology Inc.

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

1.
Filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on January 7, 2008 and incorporated by reference herein.

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

21.
Filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on January 16, 2008, and incorporated by reference herein.

22.
Filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on January 18, 2008, and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 17th day of March, 2008.

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

Signature	Title	Date

/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008
/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 17, 2008
/s/ YAW WEN HU Yaw Wen Hu	Director	March 17, 2008
/s/ TSUYOSHI TAIRA Tsuyoshi Taira	Director	March 17, 2008
/s/ RONALD CHWANG Ronald Chwang	Director	March 17, 2008
/s/ YASUSHI CHIKAGAMI Yasushi Chikagami	Director	March 17, 2008
/s/ TERRY NICKERSON Terry Nickerson	Director	March 17, 2008
/s/ EDWARD YAO-WU YANG Edward Yao-Wu Yang	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Silicon Storage Technology, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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
March 17, 2008

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$100,973	$118,157
Short-term available-for-sale investments	38,835	44,067
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $112 at December 31, 2006 and $20 at December 31, 2007	19,382	19,301
Trade accounts receivable-related parties	45,561	37,012
Inventories	73,883	50,178
Other current assets	9,074	6,055

Total current assets	287,708	274,770

Property and equipment, net	19,513	18,247
Long-term available-for-sale investments	45,554	36,160
Equity investments, GSMC	42,550	23,150
Equity investments, ACET	14,868	20,756
Equity investments, others	10,369	10,645
Goodwill	29,213	11,221
Intangible assets, net	9,940	7,391
Other assets	6,263	1,125

Total assets	$465,978	$403,465

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$3,070	$6,836
Trade accounts payable-unrelated parties	31,148	23,572
Trade accounts payable-related parties	36,510	18,495
Accrued expenses and other liabilities	24,115	21,457
Deferred revenue	3,390	3,004

Total current liabilities	98,233	73,364

Uncertain tax positions	—	6,194
Other liabilities	2,030	1,354

Total liabilities	100,263	80,912

Commitments (Note 4) and Contingencies (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock, no par value: Authorized: 7,000 shares Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none at December 31, 2006 and 2007	—	—
Common stock, no par value: Authorized: 250,000 shares Issued and outstanding: 103,639 shares at December 31, 2006 and 104,198 shares at December 31, 2007	364,330	365,566
Additional paid-in capital	61,533	69,339
Accumulated other comprehensive income	31,281	31,239
Accumulated deficit	(91,429)	(143,591)

Total shareholders' equity	365,715	322,553

Total liabilities and shareholders' equity	$465,978	$403,465

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2005	2006	2007
Net revenues:
Product revenues—unrelated parties	$157,499	$165,743	$145,267
Product revenues—related parties	236,597	249,698	226,649
License revenues—unrelated parties	35,226	35,588	39,656
License revenues—related parties	1,577	1,480	176

Total net revenues	430,899	452,509	411,748
Cost of revenues:
Cost of product revenues—unrelated parties	134,916	122,764	102,227
Cost of product revenues—related parties	217,501	210,879	189,105

Total cost of revenues	352,417	333,643	291,332

Gross profit	78,482	118,866	120,416

Operating expenses:
Research and development	47,879	52,003	56,712
Sales and marketing	27,896	28,464	29,229
General and administrative	23,895	22,278	27,603
Other (Note 5 and Note 11)	2,945	—	30,931

Total operating expenses	102,615	102,745	144,475

Income (loss) from operations	(24,133)	16,121	(24,059)

Interest income	1,092	3,355	6,904
Dividend income	1,645	1,581	2,091
Other income (expense), net	(467)	821	115
Interest expense	(241)	(345)	(495)
Gain on sale of investments	—	12,206	159
Impairment of investments	(605)	(44,123)	(22,400)

Loss before provision for income taxes, pro rata share of loss from equity investments and minority interest	(22,709)	(10,384)	(37,685)
Provision for income taxes	2,449	7,194	4,237
Minority interest	(77)	—	—

Loss before pro rata share of loss from equity investments	(25,081)	(17,578)	(41,922)
Pro rata share of loss from equity investments	(1,543)	(3,199)	(7,035)

Net loss	$(26,624)	$(20,777)	$(48,957)

Net loss per share—basic	$(0.26)	$(0.20)	$(0.47)

Shares used in per share calculation—basic	101,369	103,355	104,134

Net loss per share—diluted	$(0.26)	$(0.20)	$(0.47)

Shares used in per share calculation—diluted	101,369	103,355	104,134

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income
	Shares	Amount					Total
Balances, December 31, 2004	97,358	$343,137	$53,818	$(44,028)	$(1,154)	$16,542	$368,315
Issuance of shares of common stock for acquisition of Actrans, Inc.	4,358	14,722	—	—	—	—	14,722
Issuance of shares of common stock under employee stock purchase and option plans	1,111	3,727	—	—	—	—	3,727
Stock-based compensation	—	—	—	—	565	—	565
Net loss	—	—	—	(26,624)	—	—
Adjustment to stock compensation due to variable accounting	—	—	2	—	—	—	2
Reversal of stock-based compensation expense due to employee terminations	—	—	(31)	—	31	—	—
Unrealized gain on available-for-sale investments	—	—	—	—	—	15,259
Cumulative translation adjustment	—	—	—	—	—	(21)
Comprehensive loss	—	—	—	—	—	—	(11,386)

Balances, December 31, 2005	102,827	$361,586	$53,789	$(70,652)	$(558)	$31,780	$375,945
Issuance of shares of common stock under employee stock purchase and option plans	802	2,744	—	—	—	—	2,744
Reversal of unearned stock-based compensation upon adoption of FAS 123(R)	—	—	(558)	—	558	—
Stock-based compensation	—	—	8,013	—	—	—	8,013
Tax benefit from exercise of stock options	—	—	(11)	—	—	—	(11)
Gain on change in equity interest in ACET			300				300
Net loss	—	—	—	(20,777)	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(608)
Cumulative translation adjustment	—	—	—	—	—	109
Comprehensive loss	—	—	—	—	—	—	(21,276)

Balances, December 31, 2006	103,629	$364,330	$61,533	$(91,429)	$—	$31,281	$365,715
Issuance of shares of common stock under employee stock purchase and option plans	569	1,236	—	—	—	—	1,236
Stock-based compensation	—	—	5,291	—	—	—	5,291
Equity affiliate stock-based compensation	—	—	689	—	—	—	689
Impact of adoption of FIN 48	—	—	—	(3,205)	—	—	(3,205)
Gain on change in equity interest in ACET	—	—	1,826	—	—	—	1,826
Net loss	—	—	—	(48,957)	—	—
Unrealized gain on available-for-sale investments	—	—	—	—	—	106
Cumulative translation adjustment	—	—	—	—	—	(148)
Comprehensive loss	—	—	—	—	—	—	(48,999)

Balances, December 31, 2007	104,198	$365,566	$69,339	$(143,591)	$—	$31,239	$322,553

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(26,624)	$(20,777)	$(48,957)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,955	10,022	11,302
Purchased in process research and development	1,661	—	—
Recovery of doubtful accounts receivable	(424)	(708)	(92)
Provision for (recovery of) sales returns	2,051	579	(653)
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	36,495	15,995	8,473
Stock-based compensation expense	567	8,013	5,291
Pro rata share of loss from equity investment	1,543	3,199	7,035
Impairment loss on equity investments	605	44,123	22,400
Impairment loss on intangible assets	—	—	1,194
Impairment loss on goodwill	—	—	17,992
Loss on disposal of equipment	74	1	11
Gain on sale of equity investments	—	(12,206)	(159)
Tax expense from employee stock plans	—	(11)	—
Minority interest	(77)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable—unrelated parties	2,101	2,116	804
Trade accounts receivable—related parties	(22,480)	10,305	8,572
Inventories	5,022	17,205	15,222
Other current and non-current assets	4,037	2,302	3,595
Trade accounts payable—unrelated parties	(6,729)	(17,072)	(7,690)
Trade accounts payable—related parties	(14,015)	14,643	(17,900)
Accrued expenses and other liabilities	(12,362)	4,274	5,109
Deferred revenue	2,105	(1,103)	(386)

Net cash provided by (used in) operating activities	(16,495)	80,900	31,163

Cash flows from investing activities:
Acquisitions, net of cash	(7,406)	—	—
Investments in equity securities	(333)	(18,854)	(12,950)
Purchase of property and equipment	(6,443)	(6,256)	(6,360)
Notes receivable	—	—	(500)
Proceeds from sale of equipment	4	107	—
Purchase of intellectual property license	—	(494)	(1,585)
Purchases of available-for-sale securities	(22,026)	(96,611)	(95,660)
Sales and maturities of available-for-sale and equity securities	89,003	64,368	99,460

Net cash provided by (used in) investing activities	52,799	(57,740)	(17,595)

Cash flows from financing activities:
Debt repayments	(439)	(857)	—
Borrowing against line of credit	3,000	3,020	3,549
Repayments on line of credit	(575)	(3,000)	—
Issuance of shares of common stock	3,727	2,744	1,236
Capital lease payments	—	(1,476)	(1,386)

Net cash provided by financing activities	5,713	431	3,399

Net increase in cash and cash equivalents	42,017	23,591	16,967
Effect of foreign exchange on cash flows	—	—	217
Cash and cash equivalents at beginning of period	35,365	77,382	100,973

Cash and cash equivalents at end of period	$77,382	$100,973	$118,157

Supplemental disclosure of cash flow information:
Cash received for interest	$1,571	$1,185	$5,924
Cash paid for interest	$122	$70	$161
Net cash paid for income taxes	$2,623	$2,343	$365
Fixed assets acquired under capital leases	$—	$—	$50
Common stock issued in connection with acquisitions	$14,722	$—	$—

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

Risks, Uncertainties and Concentrations:

        Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, and the emergence of competitor products with new features, capabilities, or technologies could adversely affect our operating results. We currently buy all semiconductor wafers and die, from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis at competitive prices and in sufficient quantities could cause us to suffer manufacturing delays, possible loss of revenues, or higher than anticipated costs of revenues, any of which could have a severe adverse affect on our operating results.

        We out-source our customer service logistics function in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asian countries. We ship our products to SPT who in turn ships our products on to end customers and sales representatives. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered sold to our end customers by SPT. For the years ended December 31, 2005, 2006 and 2007, SPT serviced end customer sales accounting for 58.5%, 59.1% and 60.1%, respectively, of our recognized net product revenues. Further description of our relationships with PCT and SPT are in Note 16 of these Notes to the Consolidated Financial Statements.

        We ship products to, and have accounts receivable from, original equipment manufacturers or OEMs; original design manufacturers or ODMs; and contract electronic manufacturers or CEMs. In addition, we ship products to, and have accounts receivable from, our stocking representatives;

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

distributors; and our logistics center. Our stocking representatives, distributors and our logistics center in turn reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center to our top three stocking representatives for reshipment accounted for 40.3%, 48.5% and 60.0% of our product shipments in 2005, 2006 and 2007, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 18.3%, 10.3% and 9.1% of our product revenue to end users in 2005, 2006 and 2007, respectively. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could adversely affect our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their logistics relationship with us we would experience a delay in re-establishing warehousing, logistics and distribution functions, which could adversely affect our operating results. If SPT or PCT were to terminate their sales representative relationship with us it could impair our revenue significantly and affect our ability to collect accounts receivable from SPT or PCT and may adversely affect our operating results as would the termination of any of our top three stocking representatives.

        We derived 87.6%, 87.7% and 88.8% of our net product revenues from Asia during 2005, 2006 and 2007, respectively. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region.

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

        It should be noted that we may be greatly impacted by the political, economic and military conditions in Taiwan and/or China. Both are continuously engaged in political disputes. Such disputes

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our product. Any kind of activity of this nature or even rumors of such activity could severely and negatively impact our operations, revenues, operating results, and stock price.

        Our corporate headquarters are located in California near major earthquake faults. In addition, some of our major suppliers and their fabs in Asia are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster, such as a typhoon, near one or more of our major suppliers, like the earthquakes in April 2006 and December 2006 or the typhoons in September 2001 and July 2005 that occurred in Taiwan, could potentially disrupt the operations of those suppliers, which could then limit the supply of our products and harm our business.

Basis of Consolidation:

        The consolidated financial statements include the accounts of SST and our wholly-owned and majority-owned subsidiaries after elimination of inter-company balances and transactions.

Foreign Currency Transactions:

        Monetary accounts maintained in currencies other than the United States dollar are remeasured using the foreign exchange rate at the balance sheet dates. Operational accounts and non-monetary balance sheet accounts are remeasured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency remeasurement are reported in current operations. The functional currency of SST and all its subsidiaries, except SST China, is the United States dollar. The functional currency of SST China is the Chinese Yuan. The effect of foreign currency remeasurement was not significant in 2005, 2006 and 2007.

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

        The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is set forth in Note 2 of these Notes to the Consolidated Financial Statements. Financial instruments that potentially

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We perform credit evaluations of new customers and require those without positive, established credit histories to pay in advance, upon delivery or through letters of credit. Otherwise, for customers which we do not require collateral we maintain an allowance for potential credit losses. As of December 31, 2006 and 2007, SPT represented 68.9% and 65.3% of our net accounts receivable, respectively.

        We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China. See Note 16 of these Notes to the Consolidated Financial Statements. Investments non-marketable equity securities are included in "Equity investments, others" in the balance sheet and are carried at cost. When a decline in value is other than temporary the cost basis of the securities are reduced to their estimated fair value. Some of the Taiwanese investments are held in public companies whose stock is traded on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in central custody subsequent to an initial public offering and are restricted from sale for a period of time. In addition, a certain number of shares must be held in central custody if we have an employee serving on the Board of Directors of a Taiwan company. Shares required to be held in custody for greater than a one year period are carried at cost and recorded as equity investments. The unrestricted shares and the shares available for sale within one year from the balance sheet date are carried at quoted market price and included in long-term available for sale investments, with unrealized gains and losses reported as a separate component of shareholders' equity.

        Investments in non-marketable equity securities are inherently risky, and a number of these companies may fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business success factors. In addition, depending on their future prospects and market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, thus our investments in them may become impaired.

        We review our investments quarterly for indicators of impairment. For non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee's revenue and earnings trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee's products and technologies; (c) the general market conditions in the investee's industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee's receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its estimated fair market value and a new cost basis is established. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

        For the year ended December 31, 2007 and 2006, we recorded impairments of our equity investments totaling $22.4 million and $40.6 million, respectively. See Note 12 of these Notes to the Consolidated Financial Statements. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

Accounts Receivable:

        The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts receivable. We review the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Inventories:

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The carrying value of our inventory is dependent on our estimate of future average selling prices, and, if our estimate of future selling prices is lower than our cost, we may be required to adjust our inventory value further to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations.

        Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We review on-hand inventory, including inventory held at our logistic center, for potential excess, and obsolete items and adjust the level of inventory reserve accordingly. Our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years old and for certain products with a date of manufacture of greater than one year old. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans and diminished market demand. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year old. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year old, which could result in a significant adjustment and could harm our financial results.

        Inventories, once written down to their new basis, are not subsequently written back up to cost. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and consider ASP forecasts when estimating allowances for lower of cost or market reserves, it is reasonably possible that such estimates could change in the near term and such changes could have a significant impact on our financial position and results of operations.

        Inventory valuation adjustments to cost of sales and adverse purchase commitments totaled $36.5 million in 2005, $16.0 million in 2006 and $8.5 million in 2007. Inventory reserves are not relieved until the related inventory has been sold or scrapped.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

Non-Marketable and Other Equity Investments:

        We account for non-marketable and other equity investments under either the cost or equity method and include them in long-term assets. Our non-marketable and other equity investments include:

        Equity method investments. When we have the ability to exercise significant influence, but not control, over the investee, we record equity method adjustments in gains (losses) on equity investments, net. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between our carrying value and our equity in the net assets of the investee at the date of investment, and other adjustments required by the equity method. Equity method investments include marketable and non-marketable investments.

        Non-marketable cost method investments. When we do not have the ability to exercise significant influence over the investee we record such events at cost.

Property and Equipment:

        Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years, except for buildings for which the useful life is forty years. Leasehold improvements are depreciated over seven years or the term of the lease, whichever is shorter. See Note 3 of these Notes to the Consolidated Financial Statements.

Goodwill:

        Goodwill and intangibles assets, including intellectual property, were generally acquired in acquisitions in 2004 and 2005. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires goodwill to be tested for impairment on an annual basis, and between annual tests under certain circumstances, and written down when impaired. We perform this analysis during the fourth quarter of each fiscal year.

        We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether its estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Fair values are determined by discounted future cash flow analyses. As a result of our impairment analysis in the fourth quarter of 2007, we recorded an impairment charge related to the goodwill initially recognized as a result of the acquisitions of G-Plus and Actrans. See Note 7. to the Consolidated Financial Statements.

        Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years.

Long-Lived Assets:

        Long-lived assets consist primarily of property and equipment and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of those assets, we recognize an impairment

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

loss based on the excess of the carrying amount over the fair value of the assets. As a result of our impairment analysis in the fourth quarter of 2007, we recorded an impairment charge of $969,000 related to our long-lived assets.

Product Revenue Recognition:

        Sales to direct customers and foreign stocking representatives are recognized net of an allowance for estimated returns. When product is shipped to direct customers or stocking representatives or by our distributors or SPT to end users, prior to recognizing revenue, we require that evidence of the arrangement exists, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales to distributors are made primarily under arrangements allowing price protection and the right of stock rotation on unsold merchandise. Because of the uncertainty associated with pricing concessions and future returns, we defer recognition of such revenues, related costs of revenues and related gross profit until the merchandise is sold by the distributor. Products shipped to SPT are accounted for as our inventory held at our logistics center and revenue is recognized when the products have been delivered and are considered sold to our end customers by SPT.

License and Royalty Revenue Recognition:

        For license and other arrangements for technology that we are continuing to enhance and refine and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately two to three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the price is fixed or determinable and collection is reasonably assured. From time to time, we re-examine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the price is fixed or determinable and collection is reasonably assured.

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

Advertising Costs:

        We expense all advertising costs as incurred. Advertising costs were not material for the years ended December 31, 2005, 2006 and 2007, respectively.

Provision for Income Taxes:

        We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2006 and 2007. The valuation allowance was determined in accordance with the provisions of Statement of

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

        Our tax provision was $2.4 million, $7.2 million and $4.2 million on a pre-tax loss of $22.7 million, $10.4 million and $37.7 million for 2005, 2006 and 2007, respectively, consisting primarily of U.S. income taxes and foreign withholding taxes.

        Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The cumulative effect of adopting FIN No. 48 was a $3.2 million increase to our reserve for uncertain tax position with a corresponding adjustment to the opening balance of accumulated deficit. We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

        We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

Computation of Net Loss Per Share:

        We have computed and presented net loss per share under two methods, basic and diluted. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed adjusting the net loss by the potential minority interests and dividing by the sum of the weighted average number of common shares outstanding and potential common shares. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock shares consist of common

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

stock options, computed using the treasury stock method based on the average stock price for the period.

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

        Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R). For the years ended December 31, 2006 and 2007, we recorded $8.0 million and $5.3 million of stock-based compensation expense. In accordance with the modified prospective transition method, results of prior periods have not been restated to reflect this adoption.

Comprehensive Income:

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Other comprehensive income is presented in the Statement of Shareholders' Equity and Comprehensive Income.

Recent Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008 the FASB granted a one year deferral for certain non-financial assets and liabilities to comply with SFAS No. 157; however, the effective date for financial assets and liabilities remains the same. We determined upon adoption of this standard as of January 1, 2008 that it did not have a material impact on our consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations and Summary of Significant Accounting Policies: (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing whether to adopt the fair value option and the resulting impact, if any, will be on our financial position and results of operations.

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

2. Available-for-Sale Investments:

        The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2007 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Corporate bonds and notes	$49,951	$—	$(5)	$49,946
Government bonds and notes	34,055	62	—	34,117
Foreign listed equity securities	4,999	31,161	—	36,160

Total bonds, notes and equity securities	$89,005	$31,223	$(5)	$120,223

Less amounts classified as cash equivalents				(39,996)

Total short and long-term available-for-sale investments				$80,227

Contractual maturity dates for investments in bonds and notes:
Less than one year				84,063
One to five years				—

				$84,063

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Available-for-Sale Investments: (Continued)

        The unrealized gains and losses as of December 31, 2007 are recorded in accumulated other comprehensive income, net of tax.

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

        The fair value of available-for-sale investments as of December 31, 2006 were as follows (in thousands):

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

3. Balance Sheet Detail (in thousands):

Trade accounts receivable comprise:

	December 31,
	2006	2007
Trade accounts receivable including related parties	$66,513	$57,333
Allowance for sales returns	(1,458)	(1,000)
Allowance for doubtful accounts	(112)	(20)

	$64,943	$56,313

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Detail (in thousands): (Continued)

Inventories:

	December 31,
	2006	2007
Raw materials	$53,683	$21,301
Work in process	3,307	14,742
Finished goods	10,951	8,419
Finished goods inventories held at logistics center	5,942	5,716

	$73,883	$50,178

Other current assets comprise:

	Year Ended December 31,
	2006	2007
Refundable income tax	$19	$706
Other current assets	9,055	5,349

	$9,074	$6,055

Property and Equipment comprise:

	December 31,
			Estimated Useful Lives
	2006	2007
Land	$959	$959
Building	3,503	3,503	Forty years
Equipment	18,643	20,641	Four years
Computer and design hardware	15,856	18,281	Three years
Software(1)	16,592	18,419	Three years
Vehicles	47	47	Five years
Furniture and fixtures	2,050	2,076	Seven years
Leasehold improvements	8,218	8,639	(2)

	65,868	72,565
Less accumulated depreciation	(46,617)	(54,318)

	19,251	18,247
Construction in progress	262	—

	$19,513	$18,247

    (1)
    Includes capitalized leases of $2,452 and $1,374 at 2006 and 2007

    (2)
    Seven years or remaining lease term, whichever is less

        Depreciation expense was $6.1 million, $6.5 million and $7.8 million including depreciation on capitalized leases of $498,000, $1.8 million and $1.3 million for 2005, 2006 and 2007, respectively.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Detail (in thousands): (Continued)

        During 2007, the market price of our common stock declined to the point where our net assets exceeded out total market capitalization and concluded that the carrying amount of our goodwill exceeded its implied fair value. Accordingly, we recorded an $18.0 million impairment charge during fourth quarter of 2007. In addition, we reviewed the carrying value of our long-lived assets and determined that estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write these assets down to their estimated fair market value.

Accrued liabilities comprise:

	December 31,
	2006	2007
Accrued compensation and related items	$9,774	$10,223
Accrued adverse purchase commitments	119	111
Accrued commission	2,004	1,859
Accrued income taxes	5,644	180
Accrued warranty	298	358
Other accrued liabilities	6,276	8,726

	$24,115	$21,457

        Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2008 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $51.3 million. We have not recorded any liabilities as of December 31, 2007 related to these indemnities as no such claims have been made or asserted.

Accrued warranty:

	Year Ended December 31,
	2006	2007
Beginning balance	$803	$298
Provisions for warranty	2,133	1,620
Warranty returns	(1,130)	(1,119)
Rescreening, retesting and other settlements	(1,508)	(441)

Ending balance	$298	$358

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

3. Balance Sheet Detail (in thousands): (Continued)

historical revenues and assumes that we have to replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product.

4. Commitments:

        We lease our corporate facilities under non-cancelable operating leases that expire in 2008 through 2026. We believe we have adequate leased facilities to support our operations for at least the next twelve months. The leases require escalating monthly payments over their terms and, therefore, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for maintenance costs, including real estate property taxes, utilities and other costs. Rent expense was $4.2 million, $3.7 million and $3.9 million in 2005, 2006 and 2007, respectively. Capital leases are recorded in property, plant and equipment.

        Future minimum lease payments at December 31, 2007 are as follows (in thousands):

	Capital Lease	Operating Lease
2008	$899	$3,844
2009	575	3,595
2010	—	1,022
2011	—	71
2012	—	31
Thereafter	—	160

	$1,474	8,723

Less: Imputed interest	(100)

Present value of minimum lease payments	$1,374

5. Contingencies:

        In January and February 2005, multiple putative shareholder class action complaints were filed against SST and certain directors and officers alleging insider trading and manipulation of stock prices, in the United States District Court for the Northern District of California, following our announcement of anticipated financial results for the fourth quarter of 2004. On March 24, 2005, the putative class actions were consolidated under the caption In re Silicon Storage Technology, Inc., Securities Litigation, Case No. C 05 00295 PJH (N.D. Cal.). On May 3, 2005, the Honorable Phyllis J. Hamilton appointed the "Louisiana Funds Group," consisting of the Louisiana School Employees' Retirement System and the Louisiana District Attorneys' Retirement System, to serve as lead plaintiff and the law firms of Pomeranz Haudek Block Grossman & Gross LLP and Berman DeValerio Pease Tabacco Burt & Pucillo to serve as lead counsel and liaison counsel, respectively, for the class. Lead plaintiff filed a Consolidated Amended Class Action Complaint on July 15, 2005, which the Court dismissed with leave to amend on March 10, 2006. Plaintiff filed a second amended complaint on May 1, 2006, again seeking unspecified damages for alleged violations of federal securities laws during the period from April 21, 2004 to December 20, 2004. We responded with a motion to dismiss on June 19, 2006. On March 9, 2007, the Court issued an Order granting our motion to dismiss, with prejudice, and on March 12, 2007 entered a judgment that plaintiffs take nothing and the action be dismissed on the

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contingencies: (Continued)

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

        On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. No response is due until after the plaintiff files a second amended consolidated complaint. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

        On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a "Compact ISA-bus Interface". The plaintiff seeks a permanent injunction, and damages for

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contingencies: (Continued)

alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

        From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of December 31, 2007.

6. Lines of Credit:

        On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million U.S. dollars. This line expired and was replaced in August 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People's Bank of China's base rate (6.48% at December 31, 2007). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. We are required to meet certain financial covenants, including have a ratio of funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral in an amount equal to the outstanding principal balance. We were fully compliant with our covenants as of December 31, 2007. As of December 31, 2007, SST China Limited has drawn RMB 50 million or $6.8 million of US dollars at the interest rate of 5.702%.

7. Goodwill and Intangible Assets:

        Our goodwill and intangible assets include $16.5 million of identifiable intangible assets from acquisitions made in 2004 and 2005 and $1.7 million of individually purchased intellectual property. Certain of our acquisitions also gave rise to $29.2 million of aggregate goodwill. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value. During the fourth quarter of 2007, we determined the goodwill acquired from our acquisition of G-Plus and Actrans had become impaired in the amounts of $14.8 million and $3.2 million, respectively. Additionally, we recorded an $384,000 impairment of intellectual property related to certain licenses in the fourth quarter of 2007. These impairments are recorded in Other operating expenses on our statement of operations.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets: (Continued)

        As of December 31, 2007, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(7,996)	$(384)	$3,411
Intellectual property	3,053	(98)	—	2,955
Trade name	1,198	(792)	—	406
Customer relationships	1,857	(1,446)	—	411
Backlog	811	(811)	—	—
Non-Compete Agreements	810	(602)	—	208

	$19,520	$(11,745)	$(384)	$7,391

        As of December 31, 2006, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Existing technology	$11,791	$(5,413)	$6,378
Intellectual property	1,693	—	1,693
Trade name	1,198	(552)	646
Customer relationships	1,857	(1,027)	830
Backlog	811	(811)	—
Non-Compete Agreements	810	(417)	393

	$18,160	$(8,220)	$9,940

        All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life between three and five years. Trade names and backlogs have been assigned useful lives of five years and one year, respectively. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. The weighted average amortization period for all categories was 1.8 years. Amortization expense was $3.9 million, $3.6 million and $3.5 million in 2005, 2006 and 2007, respectively.

        Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2008	$3,198
2009	2,583
2010	1,052
2011	558
2012 and after	—

$7,391

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets: (Continued)

        Goodwill by segment is allocated as follows (in thousands);

	December 31, 2006	Goodwill Impairments	December 31, 2007
Memory	$2,266	$(2,266)	$—
Non-Memory	15,726	(15,726)	—
Licensing Technology	11,221	—	11,221

	$29,213	$(17,992)	$11,221

        During 2007, the market price of our common stock declined to the point where our net assets exceeded out total market capitalization and we determined that the carrying value of our memory and non-memory reporting units exceed their fair value. Accordingly, we concluded that the carrying amount of our goodwill may have exceeded its implied fair value. In the fourth quarter of 2007, pursuant to our accounting policy, we conducted our annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amounts of goodwill assigned to our Memory and Non-Memory segments exceeded their implied fair values and recorded an impairment charge of approximately $18.0 million, which is included in the caption "Other operating expenses" in our 2007 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to these segments as of October 1, 2007, with the implied fair value of their goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of our strategic planning cycle conducted annually during the latter part of the fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. This updated long-term financial forecast represents the best estimate that we have at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting segments and may result in further impairment of goodwill.

        In addition, we reviewed the carrying value of our long-lived assets and determined that estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write these assets down to their estimated fair market value.

8. Stock-based Compensation:

Employee Stock Purchase Plan:

        Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months on the last day of each six-month offering period after the option date by withholding up to 10% of their annual base earnings.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based Compensation: (Continued)

As of December 31, 2007, 486,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the twelve months ended December 31, 2006 and 2007 were 485,000 and 155,000, respectively.

Equity Incentive Plan:

        Our 1995 Equity Incentive Plan, or the Equity Incentive Plan, as amended, has 31.8 million shares of common stock reserved for issuance upon the exercise of stock options to our employees, directors, consultants and affiliates. Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally thereafter over periods ranging from four to five years from the date of grant. The term of any options issued may not exceed ten years from the date of grant. As of December 31, 2007, the Equity Incentive Plan had 11.3 million shares available for grant.

Directors' Stock Option Plan:

        Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors' Stock Option Plan, or the Directors' Plan. In April 2005, the Board of Directors amended the Directors' Plan. Pursuant to the Directors' Plan, upon each non-employee director's initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. The options expire ten years after the date of grant. As of December 31, 2007, the Directors' Plan had 124,000 shares available for grant.

        Compensation expense under the Equity Incentive Plan and Directors' Plan is recognized as follows: we amortize stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock on the last day of each six-month offering period. Compensation expense under the Purchase plan is recognized as the difference between the fair value and purchase price on the date of purchase. The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based Compensation: (Continued)

        The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2005	2006	2007
Cost of goods sold	$70	$674	$450
Research and development	360	3,753	2,718
Sales and marketing	88	1,214	941
General and administrative	49	2,372	1,182

Effect on pre-tax income	567	8,013	5,291
Tax effect of stock-based compensation expense	—	—	—

Effect on net income	$567	$8,013	$5,291

        Stock-based compensation of $6,000, $164,000 and $54,000 was capitalized in inventory as of December 31, 2005, 2006 and 2007, respectively. Stock-based compensation amounts charged against income in 2005 were based on the provisions of APB No. 25. The 2006 and 2007 amounts reflect the application of SFAS No. 123(R). SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the "modified prospective" transition method, the prior year statements of cash flows have not been restated to reflect the tax benefit of options, if any. The tax benefit from the exercise of options was $0 for years ended December 31, 2006 and 2007.

Stock Option Expense Calculation:

        Pursuant to our Equity Incentive Plan and Directors' Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule with a maximum contractual term of ten years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical performance of our common stock. The expected term of the options granted during 2007 is 6.0 years calculated using the simplified method allowed under Staff Accounting Bulletin No. 107 Share-Based Payment, or SAB No. 107 and Staff Accounting Bulletin No. 110. Year-End Help for Expensing Employee Stock Option, or SAB No. 110.

        We use historical volatility as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life described in the SAB No. 107 and SAB No. 110. If we determined that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based Compensation: (Continued)

        The fair value of each option grant is estimated in the date of the grant using the Black-Scholes multiple options pricing model. We used the following assumptions for the years ended December 31, 2006 and 2007:

	Year Ended December 31, 2006	Year Ended December 31, 2007
Risk-free interest rate	4.3% - 5.2%	4.4% - 5.0%
Expected term of option	6.0 years	6.0 years
Expected volatility	77.0% - 82.6%	67.2% - 73.4%
Expected dividend yield	0.0%	0.0%

Pro Forma Information under SFAS 123 for 2005

        For year ended December 31, 2005, we applied the intrinsic value method of accounting for stock options prescribed by APB No. 25. The impact on our net income (loss) that would have been reported if compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123, as follows:

December 31, 2005
Net loss	$(26,624)
Add: stock-based employee compensation expense included in reported net income (as adjusted and restated), net of related tax effects	683
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,228)

Pro forma net loss	$(35,169)

Basic loss per share
As reported:	$(0.26)
Pro forma:	$(0.35)
Diluted net loss per share
As reported:	$(0.26)
Pro forma:	$(0.35)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based Compensation: (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple options pricing model. We used the following assumptions for the year ended December 31, 2005.

Year Ended December 31, 2005
Risk-free interest rate	3.7 - 4.2%
Expected term of option	5.0 Years
Expected volatility	84%
Expected dividend yield	0%

        Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

Stock Option Grant History

        The following is a summary of all option activity for the three years ended December 31, 2007 (options in thousands)

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	4,160	11,031	$8.23	7.49
Granted	(2,469)	2,469	$4.24
Exercised	—	(342)	$2.10
Forfeited	1,171	(1,171)	$9.91
Expired	300	(300)	$10.84

Outstanding at December 31, 2005	3,162	11,687	$7.33	6.33

Granted	(2,158)	2,158	$4.16
Exercised	—	(317)	$2.59
Forfeited	667	(667)	$6.01
Expired	765	(765)	$11.82

Outstanding at December 31, 2006	2,436	12,096	$6.68	6.04

Granted	(940)	940	$4.07
Exercised	—	(414)	$1.31
Forfeited	496	(496)	$4.86
Expired	577	(577)	$4.23

Outstanding at December 31, 2007	2,569	11,549	$6.86	5.60	$1,499

Vested and Expected to Vest at December 31, 2007		11,359	$6.90	5.51	$1,498

Options Exercisable at December 31, 2007		7,986	$7.88	4.39	$1,468

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based Compensation: (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.44 - $ 2.62	1,216	2.21	$1.78	1,159	$1.74
$ 2.72 - $ 3.65	1,457	6.88	$3.48	779	$3.50
$ 3.72 - $ 4.42	1,797	8.26	$4.14	405	$4.10
$ 4.46 - $ 4.90	1,525	6.26	$4.68	883	$4.59
$ 4.93 - $ 6.48	1,617	6.50	$5.63	1,080	$5.78
$ 6.66 - $ 8.63	1,213	5.71	$7.75	987	$7.80
$ 8.75 - $11.17	1,182	4.51	$9.72	1,175	$9.71
$11.20 - $20.08	1,191	3.31	$15.69	1,167	$15.74
$21.04 - $28.35	346	2.46	$24.90	346	$24.90
$29.44 - $29.44	5	2.50	$29.44	5	$29.44

$ 0.44 - $29.44	11,549	5.60	$6.86	7,986	$7.88

	Year Ended December 31, 2006	Year Ended December 31, 2007
Weighted average grant date fair value of options granted	$3.02	$2.75
Total intrinsic value of options exercised	$586,824	$1,531,428
Total cash received from employees as a result of employee stock option exercises and employee stock plan purchases	$2,743,653	$1,236,555

        We settle stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than the options described above as of December 31, 2007.

        Total unrecognized compensation expense from stock options was $8.3 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.31 years.

9. Shareholders' Equity:

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

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Net Income (Loss) Per Share:

        A reconciliation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands except for per share data):

	Year ended December 31,
	2005	2006	2007
Numerator—basic
Net loss	$(26,624)	$(20,777)	$(48,957)

Denominator—basic
Weighted average common stock outstanding	101,369	103,355	104,134

Basic net loss per share	$(0.26)	$(0.20)	$(0.47)

Denominator—diluted
Weighted average common stock outstanding	101,369	103,355	104,134
Dilutive potential of common stock equivalents:
Options	—	—	—

	101,369	103,355	104,134

Diluted net loss per share	$(0.26)	$(0.20)	$(0.47)

        Stock options to purchase 11.7 million, 12.1 million, and 11.5 million shares of common stock with weighted average prices of $7.33, $6.68 and $6.86, respectively, were outstanding at December 31, 2005, 2006 and 2007 but were not included in the computation of diluted net loss per share because we incurred net losses in these years.

11. Other Operating Expenses:

        Other operating expenses comprised (in thousands):

	Year Ended December 31,
	2005	2006	2007
Expenses related to financial restatement	$—	$—	$11,970
In-process research and development	1,695	—	—
Atmel Settlement	1,250	—	—
Impairment of goodwill, intangible assets and property, plant and equipment	—	—	18,961

	$2,945	$—	$30,931

        Restatement Expenses.    In 2007 we announced a voluntary independent review of our historical stock option granting practices. In connection with the investigation and resulting restatement, we incurred approximately $12.0 million in expenses during the year ended December 31, 2007, which included legal, tax, accounting, and other professional services. We further expect there will be other material expenses including legal, tax, and other professional services expenses in the first quarter of 2008 as a result of this review.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Other Operating Expenses: (Continued)

        Impairment of Goodwill.    During 2007, the market price of our common stock declined to the point where our net assets exceeded out total market capitalization and concluded that the carrying amount of our goodwill exceeded its implied fair value. Accordingly, we recorded an $18.0 million impairment charge during fourth quarter of 2007. In addition, we reviewed the carrying value of our long-lived assets and determined that the estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property, plant and equipment and $384,000 to intangible assets in order to write these assets down to their estimated fair market value.

        In-process research and development.    In 2005, we acquired Actrans Systems Inc and Emosyn. A portion of the purchase price of these acquisitions was allocated to in-process research and development and immediately expensed.

        Atmel Settlement.    In 2005, we paid Atmel $1.25 million in settlement for the '903 patent lawsuit.

12. Impairment of Equity Investments:

        During the fourth quarter of 2005, we wrote down our investment in Advanced Chip Engineering Technology, or ACET, as they intended on issuing an additional round of equity financing at a lower per share price than our existing carrying value. We could not conclude that the price of ACET stock would rise in the foreseeable future and consequently, we recorded an impairment charge of $605,000.

        In the first quarter of 2006, we determined our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on loan payments to certain of its business partners and was in the process of discontinuing operations. We could not conclude that the value of our investment would be recovered. Consequently, we wrote off our investment of $3.3 million along with a loan of $225,000.

        In the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations to liquidate itself. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan of $225,000.

        After discussions with management of Grace Semiconductor Manufacturing Corporation ("GSMC") during the fourth quarter of 2006, we undertook a review of the carrying value of this investment in order to determine whether it had suffered an other-than-temporary decline in value. As part of the review we considered the historical performance of the business, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings. Based on this review, we recorded an impairment charge of approximately $40.6 million to write-down the investment to its estimated fair value as of December 31, 2006. Further discussions were held with GSMC management during the third quarter of 2007 which required us to perform a review of the investment in order to determine whether it had suffered an additional impairment. Based on changes in GSMC's operating plans and the impact on future expectations for the business, we determined that the investment had suffered a further decline in value, and accordingly recorded an additional impairment charge of $19.4 million in the third quarter of 2007. This charge was recorded in order to write-down the carrying value of the investment to its estimated fair value as of September 30, 2007. There were no triggering events noted during the fourth quarter of 2007 that required an additional impairment review.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Impairment of Equity Investments: (Continued)

        During 2007, we noted that our investee, EoNex, had suffered significant declines in net revenue in the prior fiscal years and its unrelated revenue during fiscal 2007. In the second quarter of 2007, EoNex exhausted its on-hand cash and relied on short-term borrowings to sustain operations while additional liquidity sources were being pursued. In the fourth quarter of 2007, we noted that EoNex had failed to secure additional financing and thus we concluded that our investment in EoNex was impaired. Given the lack of funds and no immediate source for additional financing we wrote off the investment in the fourth quarter of 2007 and recorded an impairment charge for 100% of our $3.0 million carrying value of EoNex.

13. Comprehensive Loss:

        The components of accumulated other comprehensive income are as follows (in thousands):

	Balances as of December 31,
	2005	2006	2007
Components of accumulated other comprehensive income
Net unrealized gains on investments, net of tax	$31,774	$31,166	$31,272
Cumulative translation adjustment	6	115	(33)

	$31,780	$31,281	$31,239

14. Income Taxes:

        The provision for income taxes reflected in the Statements of Operations for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	Year ended December 31,
	2005	2006	2007
Income (loss) before income taxes:
U.S.	$12,327	$22,054	$(43,174)
Foreign	(35,036)	(32,438)	5,490

	$(22,709)	$(10,384)	$(37,684)

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes: (Continued)

	Year ended December 31,
	2005	2005	2007
Current:
Federal	$6	$3,858	$99
State	7	83	12
Foreign	2,024	2,829	4,126

	$2,037	$6,770	$4,237

Deferred:
Federal	412	424	—
State	—	—	—

	412	424	—

	$2,449	$7,194	$4,237

        The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percent):

	Year ended December 31,
	2005	2006	2007
United States statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.3	1.1	0.0
Foreign taxes, net	49.9	135.4	13.4
Research and development credit	(10.8)	(15.0)	(3.2)
Tax exempt interest	(0.8)	(1.9)	(0.1)
Change in estimated tax contingency	3.3	20.9	6.2
Change in valuation allowance	2.9	(72.5)	26.8
SFAS No. 123(R) Expense	—	22.2	3.8
Other	1.0	14.1	(.6)

	10.8%	69.3%	11.3%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes: (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2007
Allowance for excess and obsolete inventory	$196	$369
Allowance for sales returns	89	38
Allowance for doubtful accounts	1	1
Stock option expenses	6,355	6,801
Other	1,805	1,853
Unrealized losses on investments	222	8,814
Capitalized research and development	932	762
Net operating loss carry-forwards	7,032	6,724
Depreciation	2,079	934
Tax credits	15,493	9,516
Employment tax accrual	823	576

Total deferred tax asset	35,027	36,388

Valuation allowance	(34,670)	(36,177)
Acquired intangibles	(357)	(211)

	$—	$—

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, we provided a full valuation allowance against its net deferred tax assets. We reassess the need for its valuation allowance on a quarterly basis.

        The net valuation allowance increased by approximately $1.5 million, and $15.2 million and $22.7 million, during the years ended December 31, 2007, 2006 and 2005 respectively.

        As of December 31, 2007, we had federal, state and foreign net operating loss carry forwards of approximately $9 million, $17 million and $11 million, respectively. We also had federal and state research and development credit carryforwards of approximately $5.1 million and $10.7 million, respectively. The federal research and development credit carryforward amount includes $2.9 million related to stock options that when utilized the benefit will be credited to APIC.. The federal net operating loss and credit carry forwards will expire at various dates beginning in 2020 through 2027, if not utilized. The state net operating loss carry forwards will expire at various dates beginning in 2011 through 2014, if not utilized. The state research and development credit carry forwards do not have an expiration date. The foreign NOL's will begin to expire in 2008.

        Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes: (Continued)

        Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes or SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

        We adopted the provisions of FIN No. 48, on January 1, 2007. The cumulative effect of adopting FIN No. 48 was a $3.2 million increase to the opening balance of accumulated deficit. Upon adoption, the total amount of gross unrecognized tax benefits was $22.4 million. Included in the balance were approximately $9.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We are currently under audit by the Internal Revenue Service. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. Based on the status of the case, we expect to reduce our unrecognized tax benefits by approximately $5.0 million within the next twelve months.

        At December 31, 2007, we had approximately $25.0 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007 (at adoption)	$22,431
Additions based on tax positions related to the current year	3,210
Reductions based on tax positions related to prior years	(648)
Settlements	—

Balance at December 31, 2007	$24,994

        At December 31, 2007, the total unrecognized tax benefits of $25.0 million including approximately $13.0 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $5.8 million was netted against an income tax receivable. The remaining $6.2 million is recorded within long-term tax liabilities, net on our consolidated balance sheet as of December 31, 2007.

        The total unrecognized tax benefits of $25.0 million at December 31, 2007 included $12.0 million that, if recognized, would reduce the effective income tax rate in future periods.

        We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes: (Continued)

determination is made. The amount of interest and penalties accrued upon the adoption of FIN No. 48 and at December 31, 2007 was immaterial.

        We file income tax returns in the United States on a federal basis, in California and various foreign jurisdictions. The tax years 1995 to 2007 remain open to examination in the United States and California which are the major taxing jurisdictions in which we are subject to tax.

15. Segment and Geographic Reporting:

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

        The following table shows our product revenues and gross profit for each segment (in thousands):

	Year Ended
	December 31, 2005		December 31, 2006		December 31, 2007
	Revenues	Gross Profit	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$331,691	$26,277	$350,156	$64,156	$333,451	$72,802
Non-Memory	62,405	15,402	65,285	17,642	38,465	7,782
Technology Licensing	36,803	36,803	37,068	37,068	39,832	39,832

	$430,899	$78,482	$452,509	$118,866	$411,748	$120,416

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment and Geographic Reporting: (Continued)

        Foreign revenue is based on the country to which the product is shipped by us or our logistics center. Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

	Year ended December 31,
	2005	2006	2007
United States	$21,261	$24,173	$23,349
Europe	32,008	32,381	26,802
Japan	26,455	40,752	40,303
Korea	32,702	30,734	37,487
Taiwan	74,753	97,552	112,930
China (including Hong Kong)	208,658	193,674	138,761
Other Asian Countries	35,062	33,243	32,116

	$430,899	$452,509	$411,748

        The locations and net book value of our property and equipment as follows (in thousands):

	December 31,
	2006	2007
United States	$13,777	$11,398
China	2,525	2,365
Taiwan	2,814	4,232
Other	397	252

	$19,513	$18,247

16. Equity Investments and Related Party Reporting:

        Equity investments comprise (in thousands):

	December 31, 2007
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value
Advanced Chip Engineering Technology Inc.	$20,756	$—
Apacer Technology, Inc.	4,357	—
Grace Semiconductor Mfg. Corporation	23,150	—
Insyde Software Corporation(1)	1,238	2,277
King Yuan Electronics Company, Limited	—	2,253
Powertech Technology, Incorporated	—	25,752
Professional Computer Technology Limited	705	5,878
Silicon Technology Co., Ltd	939	—
Aptos Technology Inc.	2,349	—
Others	1,057	—

	$54,551	$36,160

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Equity Investments and Related Party Reporting: (Continued)

	December 31, 2006
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value
Advanced Chip Engineering Technology Inc.	$15,090	$—
Apacer Technology, Inc.	4,357	—
Grace Semiconductor Mfg. Corporation	42,550	—
Insyde Software Corporation(1)	448	538
King Yuan Electronics Company, Limited	—	3,519
EoNex	3,000	—
Powertech Technology, Incorporated	—	26,311
Professional Computer Technology Limited(2)	768	7,295
Silicon Technology Co., Ltd.	939	—
Other	856	—

	$68,008	$37,663

    (1)
    Includes $133,000 and $910,000 in convertible bonds for 2006 and 2007, respectively.

    (2)
    Includes $1.7 million in convertible bonds for 2006.

        The following table is a summary of our related party revenues and purchases (in thousands):

	Revenues
	For the years ended December 31,
	2005	2006	2007
Silicon Technology Co., Ltd.	$3,711	$1,279	$280
Apacer Technology, Inc. & related entities	2,180	3,087	2,879
Silicon Professional Technology Ltd.	230,706	245,332	223,490
Grace Semiconductor Manufacturing Corp.	1,577	1,480	176

	$238,174	$251,178	$226,825

	Purchases
	For the years ended December 31,
	2005	2006	2007
Grace Semiconductor Manufacturing Corp.	$45,373	$69,153	$72,110
King Yuan Electronics Company, Limited	34,882	30,550	24,680
Advanced Chip Engineering Technology Inc.	—	84	108
Powertech Technology, Incorporated	15,111	16,159	20,145

	$95,366	$115,946	$117,043

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Equity Investments and Related Party Reporting: (Continued)

        The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	December 31, 2006		December 31, 2007
	Trade Accounts Receivable	Accounts Payable and Accruals	Trade Accounts Receivable	Accounts Payable and Accruals
Silicon Technology Co., Ltd.	$136	$—	$—	$—
Advanced Chip Engineering Technology Inc.	—	84	—	11
Apacer Technology, Inc. & related entities	570	—	51	—
Professional Computer Technology Limited	—	59	—	—
Silicon Professional Technology Ltd.	44,750	686	36,789	624
Grace Semiconductor Manufacturing Corp.	105	17,955	172	8,490
King Yuan Electronics Company, Limited	—	10,421	—	5,509
Powertech Technology, Incorporated	—	7,305	—	3,861

	$45,561	$36,510	$37,012	$18,495

        In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939,000 in cash. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. We are not obligated to provide Silicon Technology with any additional financing. At December 31, 2007, our investment, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology.

        In 2000, we acquired a 10% interest in Apacer Technology Inc, or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company and a related entity of Acer, is a memory module manufacturer and customer. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Apacer's board of directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002. At December 31, 2007, our investment, which is carried at cost, represented 9.3% of the outstanding equity of Apacer. We are not obligated to provide Apacer with any additional financing.

        In 2000, we acquired a 15% interest in Professional Computer Technology Limited, or PCT, a Taiwanese company, for $1.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PCT's board of directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, due to Mr. Yeh's position as a member of PCT's board of directors, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2007. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In 2007, we sold $1.7 million in PCT European convertible bonds we had held since February 2004 for a gain of $142,000. As of December 31, 2007, the value of the stock investment recorded as long-term available-for-sale is $5.9 million and the restricted portion of the

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Equity Investments and Related Party Reporting: (Continued)

investment carried at cost is recorded at $705,000. At December 31, 2007 our investment represented 9.7% of PCT's outstanding equity.

        PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2006 and 2007 we incurred sales commissions of $364,000 and $1.5 million, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 38.9%, 42.6% and 46.2% of our product shipments in 2005, 2006 and 2007. In addition, PCT and SPAC solicited sales for 2.0%, 2.0% and 1.6% of our shipments to end users in 2005, 2006 and 2007, respectively, for which they also earned a commission.

        PCT has established a separate company and wholly-owned subsidiary, Silicon Professional Technology, Ltd., or SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. For 2005, 2006 and 2007, we incurred $3.5 million, $3.7 million and $3.4 million, respectively, of fees related to SPT. The fees paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

        In 2000, we acquired a 1% interest in King Yuan Electronics Company, Limited, or KYE, a Taiwanese company, which is a production subcontractor, for $4.6 million in cash. The investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2007. The investment was written down to $1.3 million during 2001 and is valued at $2.3 million as of December 31, 2007 based on the quoted market price. We do not have a long-term contract with KYE to supply us with services. We are not obligated to provide KYE with any additional financing. At December 31, 2007, our investment represented 0.4% of the outstanding equity of KYE.

        In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of PTI's board of directors. The investment was made in PTI in order to strengthen our relationship with PTI. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the balance sheet as of December 31, 2006 and 2007. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested $723,000 cash in PTI shares available for sale. During the first quarter of 2006, we sold four million common shares of PTI for a net gain of $12.2 million. Please see Note 16. to

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Equity Investments and Related Party Reporting: (Continued)

our consolidated financial statements. As of December 31, 2007, the value of the remaining investment is recorded as long-term available-for-sale is valued at $25.8 million with no portion of the investment restricted and represents 1.3% of the outstanding equity of PTI. We do not have a long-term contract with PTI to supply us with services. We are not obligated to provide PTI with any additional financing. At December 31, 2007, our investment represented 1.3% of the outstanding equity of PTI.

        In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, a Cayman Islands company. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC's board of directors. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We do not have a long-term contract with Grace to supply us with products. This investment is carried at cost. During the fourth quarter of 2006, we recorded an impairment charge of $40.6 million on our existing investment. The impairment was considered to be "other-than-temporary" in nature, thus the investment value was permanently written down to its fair value. Similarly in the third quarter of 2007, we determined our investment in GSMC had become further impaired and we record an additional impairment charges of $19.4 million. At December 31, 2007, we owned 9.8% of the outstanding stock of GSMC.

        In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964,000 in cash. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde's board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, due to Mr. Yeh's position as a member of Insyde's board of directors, a certain number of shares must be held in a central custody and are restricted from sale for a period of time. The shares available for sale within one year are carried at the quoted market price and included in long-term available-for-sale investments in the consolidated balance sheet as of December 31, 2006 and 2007. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In January 2004, we invested an additional $133,000 cash in Insyde's convertible bonds that we converted to 371,935 shares of Insyde's common stock in April 2007. In June 2007, we invested an additional $910,000 cash in Insyde's convertible bonds.The stock investment was written down $509,000 during 2004. At December 31, 2007, our investment represented 6.1% of Insyde's outstanding equity.

        In June 2004, we acquired a 9% interest in ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. Chen Tsai, our Senior Vice President of Worldwide Backend Operations, is also a member of ACET's board of directors. During 2005, we recorded a $605,000 impairment charge related to our investment in ACET. ACET raised an additional round of equity financing at a lower per share cost than our current basis. Consequently, we determined that our investment was other than temporarily impaired. Refer to Note 12 of the Consolidated Financial Statements. In September 2006, we invested an additional $15.9 million in ACET that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in ACET's reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. We record this expense in "pro rata share of loss from equity investments" on our condensed consolidated statement of operations. Under this accounting treatment, we recorded charges of $1.5 million for the year ended December 31, 2005; $3.2 million for the year ended December 31, 2006 and $7.0 million for the year ended December 31, 2007, representing our share of the losses for ACET. We also recorded

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Equity Investments and Related Party Reporting: (Continued)

$689,000 of our share of stock-based compensation for ACET during 2007. In addition, our change in ownership interest resulted in a $1.8 million gain for the year ended December 31, 2007. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. At December 31, 2007, our investment represented a 38.5% of ACET's outstanding equity. See Note 18 for additional information on our investment in ACET.

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

        In May 2006, we acquired a 2% interest in EoNex Technologies, Inc., or EoNex, a privately held Korean company, for $3.0 million in cash. During 2007, we noted that our investee, EoNex, had suffered significant declines in net revenue during fiscal 2007. In the second quarter of 2007, EoNex exhausted its on-hand cash and relied on short-term borrowings to sustain operations while additional liquidity sources were being pursued. During the fourth quarter of 2007, we noted that, EoNex had failed to secure additional financing and thus we concluded that our investment in EoNex was impaired. Given the lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and recorded an impairment charge for 100% of our $3.0 million carrying value of EoNex.

        In July 2007, we acquired a 7% interest in Aptos Technology Inc., a privately held Taiwanese company, for $2.4 million in cash and we acquired a 18% interest in EnzyTek Technology Inc., a privately held Taiwanese company, for $275,000 in cash. We account for these investments under cost method. We are not obligated to provide Aptos or EnzyTek with any additional financing. At December 31, 2007, our investments in Aptos and EnzyTek represented 6.6% and 17.7%, respectively, of the outstanding equity of these companies.

17. Acquisitions:

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

        The aggregate purchase price was $19.9 million, including $4.9 million of cash, common stock valued at $14.7 million and costs related to the acquisition of $218,000. The fair value of the 4,358,255 shares of our common stock issued to Actrans was determined based on the average closing price of

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Acquisitions: (Continued)

our common stock over a trading period from two days before the close. Below is a summary of the total purchase price (in thousands):

Cash	$4,917
Common Stock	14,722
Direct acquisition costs	218

Total purchase price	$19,857

        The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible net assets acquired	$3,557
Exisiting technology	3,370
In-process research and development	1,520
Non-compete agreements	810
Goodwill	14,449
Customer relationships and backlog	920
Trade accounts payable, accrued expenses and other liabilities	(4,769)

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

17. Acquisitions: (Continued)

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

18. Investments in Equity-method Affiliate:

        In September 2006, we invested an additional $15.9 million in our affiliate ACET, that increased our ownership share of ACET's outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in ACET's reported net income or loss each reporting period as well as adjust the prior period financial results to reflect the

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Investments in Equity-method Affiliate: (Continued)

equity method of accounting from the date of the initial investment. As of December 31, 2007, the carrying value of our investment in ACET was $20.8 million. The difference between our carrying value and our percentage of ACET's net assets is $2.0 million, a majority of which relates to intangibles recorded as part of the September 2006 investment, which is being amortized to the income statement in "pro rata share of loss in equity investments" over the estimated useful life of the intangible assets. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET's common stock. Our total investment represents 38.5% of the outstanding equity of ACET at December 31, 2007.

        ACET prepares their financial statements in accordance with Generally Accepted Accounting Principals in the Republic of China (ROC). Condensed financial data for ACET for the years ended December 31, 2007, 2006 and 2005 prepared in accordance with U.S. GAAP is summarized below (in thousands).

Financial data for 2007
Current assets	$29,453
Other assets	48,656

Total Assets	$78,109

Current liabilities	$22,024
Other liabilities	5,710
Shareholders' equity	50,375

Total liabilities and shareholders' equity	$78,109

Net revenues	$1,877
Gross loss	$8,580
Operating loss	$14,505
Net loss	$13,891
Financial data for 2006
Current assets	$17,984
Other assets	24,837

Total Assets	$42,821

Current liabilities	$5,841
Other liabilities	8,599
Shareholders' equity	28,381

Total liabilities and shareholders' equity	$42,821

Net revenues	$539
Gross loss	$7,134
Operating loss	$11,209
Net loss	$10,871

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Investments in Equity-method Affiliate: (Continued)

Financial data for 2005
Current assets	$8,869
Other assets	25,740

Total Assets	$34,609

Current liabilities	$4,750
Other liabilities	9,027
Shareholders' equity	20,832

Total liabilities and shareholders' equity	$34,609

Net revenues	$208
Gross loss	$7,890
Operating loss	$10,693
Net loss	$11,140

19. Employee Benefit Plans:

Profit Sharing Plan:

        We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both: (1) net earnings before interest income (expense) and income tax expense (benefit) and (2) operating profit are greater than 5% of sales. For purposes of the Profit Sharing Plan, "operating profit" is defined as net revenues less cost of revenues and less operating expenses, adding back expense from equity-based compensation plans. The sum paid to any particular employee as profit sharing is a function of the employee's length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. Profit sharing expenses of zero, $1.1 million, and $458,000 were recorded in 2005, 2006, and 2007 respectively.

401(k) Plan:

        We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust, or the 401(k) Plan, as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all of our U.S. employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. Employer contributions vest over four years. All employee contributions are 100% vested. During 2005, 2006, and 2007 we matched employees' contributions for a total of $493,000, $970,000 and $964,000 respectively.

20. Subsequent Events:

        On February 6, 2008, we announced that our Board of Directors authorized management to repurchase up to $30 million of our common stock at any time commencing February 11, 2008. We expect to use cash on hand to fund the repurchases. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time at our discretion. As of March 17, 2008, we have purchased 2.2 million shares for an aggregated cost of $6.2 million.

        On February 11, 2008, we announced our intention to conduct a tender offer to holders of certain stock options to allow them to cure the consequences of tax provisions associated with IRS section 409A and California Section 409A, adjusting the exercise price of the stock option. Holders will

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent Events: (Continued)

generally be eligible to participate in the tender offer if (a) any portion of the discounted options vested or may vest after December 31, 2004, (b) discounted options remain outstanding and unexercised throughout the duration of the tender offer, (c) the holder remains an SST employee throughout the duration of the tender offer, and (d) the holder may be subject to taxation in the U.S. in respect of that discounted option.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off of Accounts/ Other	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$1,189	$(424)	$(7)	$758
Allowance for sales returns	$2,009	$2,051	$(2,483)	$1,577
Allowance for excess and obsolete inventories and adverse purchase commitments	$40,482	$36,495	$(25,225)	$51,752
Valuation allowance on deferred tax assets	$27,191	$12,327	$—	$39,518
Year ended December 31, 2006
Allowance for doubtful accounts	$758	$(708)	$62	$112
Allowance for sales returns	$1,577	$579	$(698)	$1,458
Allowance for excess and obsolete inventories and adverse purchase commitments	$51,752	$15,995	$(39,901)	$27,846
Valuation allowance on deferred tax assets	$39,518	$—	$(3,467)	$36,051
Year ended December 31, 2007
Allowance for doubtful accounts	$112	$(92)	$—	$20
Allowance for sales returns	$1,458	$(653)	$195	$1,000
Allowance for excess and obsolete inventories and adverse purchase commitments	$27,846	$8,473	$(16,508)	$19,811
Valuation allowance on deferred tax assets	$36,051	$2,619	$—	$38,670

QuickLinks

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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Index to Consolidated Financial Statements
Index to Exhibits
SIGNATURES