Form 10-K/A
period 2007-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2008-04-29
CIK 855906

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $340,880,237 based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market. Shares of the registrant’s common stock held by each officer and director and affiliated entities who own 5% or more of the outstanding common stock of the registrant have been excluded in that such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation does not exclude shares held by persons or entities whose ownership exceeds 5% of the registrant’s common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

Number of shares outstanding of SST’s Common Stock, no par value, as of the latest practicable date February 29, 2008: 104,334,236.

Documents Incorporated by Reference: None

SILICON STORAGE TECHNOLOGY, INC.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2008, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

Silicon Storage Technology, Inc.

Form 10-K/A

For the Year Ended December 31, 2007

Item 10.                            Directors, Executive Officers and Corporate Governance

The following table lists the names, ages and positions of the members of the Board of Directors as of April 28, 2008. There are no family relationships between any executive officer or member of the Board of Directors of SST.  Information regarding our executive officers is set forth in Item 1 – “Business” of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 16, 2008.

Name	Age	Position
Bing Yeh	57	Chairman, President and Chief Executive Officer
Yaw Wen Hu	58	Executive Vice President and Chief Operating Officer
Yasushi Chikagami	69	Director
Ronald D. Chwang	60	Director
Terry M. Nickerson	68	Director
Tsuyoshi Taira	69	Director
Edward Yao-Wu Yang	59	Director

Bing Yeh, one of our co-founders, has served as our President and Chief Executive Officer and has been a member of our Board of Directors since our inception in 1989. In April 2004, he was appointed Chairman of the Board of Directors. Prior to that, Mr. Yeh served as a senior research and development manager of Xicor, Inc., a nonvolatile memory semiconductor company. From 1981 to 1984, Mr. Yeh held program manager and other positions at Honeywell Inc. From 1979 to 1981, Mr. Yeh was a senior development engineer of EEPROM technology of Intel Corporation. He was a Ph.D. candidate in Applied Physics and earned an Engineer Degree in Electrical Engineering from Stanford University. Mr. Yeh holds a M.S. and a B.S. in Physics from National Taiwan University.

Yaw Wen Hu, Ph.D., joined us in July 1993 as Vice President, Technology Development. In August 1999, he became Vice President, Operations and Process Development. In January 2000, he was promoted to Senior Vice President, Operations and Process Development. In April 2004, he was promoted to Executive Vice President and Chief Operating Officer. Dr. Hu has been a member of our Board of Directors since September 1995. From 1990 to 1993, Dr. Hu served as deputy general manager of technology development of Vitelic Taiwan Corporation. From 1988 to 1990, he served as FAB engineering manager of Integrated Device Technology, Inc. From 1985 to 1988, he was the director of technology development at Vitelic Corporation. From 1978 to 1985, he worked as a senior staff engineer in Intel Corporation’s Technology Development Group. Dr. Hu holds a B.S. in Physics from National Taiwan University and a M.S. in Computer Engineering and a Ph.D. in Applied Physics from Stanford University.

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

Ronald D. Chwang, Ph.D., has been a member of our Board of Directors since June 1997. Since 1997, Dr. Chwang has been the Chairman and President of iD Ventures America, a venture capital management company (formerly known as Acer Technology Ventures) under the iD SoftCapital Group. Dr. Chwang also serves on the Board of Directors of iRobot Corporation. From 1986 to 1997, Dr. Chwang was with various Acer entities, serving in executive positions in leading business units engaged in ASIC products, computer peripherals, and enterprise server systems. From 1992 to 1997, he was President and Chief Executive Officer of Acer America Corporation. Before joining the Acer entities, Dr. Chwang worked in development and management positions at Intel and Bell Northern Research. Dr. Chwang holds a B.Eng. (with honors) in Electrical Engineering from McGill University in Montreal, Canada and a Ph.D. in Electrical Engineering from the University of Southern California.

Terry M. Nickerson has been a member of our Board of Directors since April 2005. From 2000 to 2005, Mr. Nickerson served as the Senior Vice President of Finance and Chief Financial Officer of ATI Technologies, Inc., a semiconductor manufacturer. From 1988 to 1990, he served as Chief Financial Officer of Northern Telecom Ltd. While with Northern Telecom, he was also President of Northern Telecom Electronics, a subsidiary responsible for Northern Telecom’s ASIC and Printed Circuit Board manufacturing. Mr. Nickerson spent over 18 years at IBM primarily in Finance and Planning roles. He was also General Manager of the IBM plant in Don Mills, Ontario, which later became Celestica Inc. While with both IBM and Northern Telecom, he served on international assignments covering Asia, Europe, and Latin America. Mr. Nickerson is also a director of Miranda Technologies Inc. and Tundra Semiconductor Corporation. Mr. Nickerson has a B.Sc. in Metallurgy Engineering from Queen’s University and an M.B.A. from Harvard University.

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

Edward Yao-Wu Yang has been a member of our Board of Directors since October 2007.  From 1998 to 2005, Mr. Yang served as Vice President and Chief Technology Officer of the Personal Systems Group of the Hewlett-Packard Company, a hardware and software technology company. From 1995 to 1998, Mr. Yang served as Group R&D Manager for the Personal Systems Group of the Hewlett-Packard Company. Mr. Yang holds a B.S. in Electrical Engineering from the National Cheng-Kung University (Taiwan) and an M.S. in Electrical Engineering from Oregon State University.

Compliance with the Reporting Requirements of Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of such reports furnished to us, during the year ended December 31, 2007, our executive officers, directors and greater than ten percent shareholders complied with all applicable Section 16(a) filing requirements.

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

Identification of Audit Committee and Financial Expert

During 2007 three directors comprised the Audit Committee: Messrs. Taira and Nickerson and Dr. Chwang. The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards).  The Board of Directors has further determined that Mr. Nickerson qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Nickerson’s level of knowledge and experience based on a number of factors, including his formal education and experience as Chief Financial Officer of both Northern Telecom Ltd. and ATI Technologies Inc.

Nominating Criteria and Procedures

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of SST, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our shareholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of SST and the long-term interests of shareholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and SST, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews such directors’ overall service to SST during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee must be independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. During 2007, the Nominating and Corporate Governance Committee engaged Egon Zehnder International, a third-party recruiting firm, to assist it in the process of identifying and evaluating new director candidates. Egon Zehnder International identified Mr. Yang as a potential director candidate.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a shareholder or not. Shareholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1171 Sonora Court, Sunnyvale, California 94086, attention: Nominating and Corporate Governance Committee, generally at least 120 days prior to the anniversary date of the last annual meeting of shareholders.  Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating shareholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.  On April 10, 2008, entities affiliated with Riley Investment Management LLC filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission and on April 11, 2008, such entities delivered to us a notice of intent to nominate persons for election as directors.  Other than such notice, to date, the Nominating and Corporate Governance Committee has not received a timely director nominee from a shareholder or shareholders holding more than 5% of our voting stock.

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

Item 11.                            Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The primary goals of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives’ incentives with shareholder value creation by implementing a cash incentive program designed to reward the achievement of corporate and individual objectives that promote growth in our business and, to a lesser extent historically, equity compensation. To achieve these goals, our Compensation Committee recommends executive compensation packages to our Board of Directors that are generally based on a mix of salary, cash incentive payments and equity awards.  In addition, the Compensation Committee has the ability at any time to modify our compensation programs in response to market conditions.  Our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Our compensation philosophy is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward these individuals fairly, and to retain those individuals who continue to meet our high expectations and support the achievement of our business objectives. In this regard, during 2007, our compensation program was designed to:

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

Our officer compensation philosophy is to tie a significant portion of our compensation to our performance and attainment of team and individual goals and objectives by our officers and is based on the following:

•                  The Compensation Committee regularly compares our officer compensation practices with those of other companies in the semiconductor industry and other technology-related industries and sets our compensation guidelines based on this review. Our base annual salaries for our officers are on average slightly below the 50th percentile of those paid to officers of companies with comparable revenue targets in the semiconductor and technology industries. The Compensation Committee seeks, however, to provide our officers with opportunities for higher compensation through cash bonuses and stock options which, when we are profitable, places total compensation in the 50th  percentile of comparable companies.  Due to our recent non-profitability and stock performance, on average our executive compensation is generally below the 50th percentile of comparable companies.  Prior to 2007, we did not have any formal short-term incentive plan or targets.

•                  The Compensation Committee believes that an officer compensation program that ties our cash incentive program to performance and achievement of our stated goals serves both as an influential motivator to its officers and as an effective instrument for aligning their interests with those of our shareholders.

•                  The Compensation Committee also believes that a substantial portion of the compensation of our officers should be linked to the success of our common stock in the marketplace. The linkage is achieved through our stock option program, which also serves to more fully align the interests of management with those of our shareholders.

Annual compensation for our executive officers consists of three principal elements: salary, cash bonus  and stock options.

The Compensation Committee sets the base annual salary and levels of compensation for executive officers by reviewing compensation for comparable positions in the market and the historical compensation levels of our officers. Currently, the base annual salaries of our officers are at levels which the Compensation Committee believes are generally at or below the market median of those of officers of companies with which we compare ourselves. The Compensation Committee members participate in the deliberations of the annual salaries for all officers. Increases in annual salaries are based on a review and evaluation of officer salary levels and the demonstrated capabilities of the officers in managing the key aspects of a fabless semiconductor company, including:

•                  corporate partnering, patent strategy and technology collaborations;

•                  research and development;

•                  market development and market penetration;

•                  financial matters, including attracting capital and financial planning; and

•                  human resources.

Role of Our Compensation Committee

Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies. Our Compensation Committee was appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.  During 2007, our Compensation Committee was comprised of Messrs. Taira, Chikagami, Nickerson and Yang and Dr. Chwang, and was chaired in 2007 by Mr. Taira. Mr. Yang assumed chairmanship in the fourth quarter of 2007.  Messrs. Taira and Chikagami are retiring as members of the Board of Directors and are not standing for re-election at the Annual Meeting.

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

In 2007, our Compensation Committee met without the Chief Executive Officer present to review and determine the compensation of our Chief Executive Officer, with input from him on his annual salary and cash incentive compensation for the year. For all other executive officers in 2007, the Compensation Committee met with our Chief Executive Officer to consider and determine executive compensation, based on recommendations by our Chief Executive Officer.

Annual Review of Cash and Equity Compensation

We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short and long-term goals and objectives, the Compensation Committee relies on its judgment about each individual rather than adopting a formulaic approach to compensatory decisions it believes are too narrowly responsive to short-term changes in business performance. As a result, the Compensation Committee does not utilize a fixed weighting system between compensation elements for each executive officer, but rather assesses each executive officer’s overall contribution to the business, scope of the executive officer’s responsibilities and the executive officer’s historical performance to determine that executive officer’s annual compensation. We only began benchmarking our executive compensation against our peer companies in 2007 and we have never used tally sheets. Our Compensation Committee intends to retain the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies going forward.

In 2007, the Compensation Committee engaged Compensia, a third-party compensation consultant to review the competitiveness of current total compensation and alignment of our executive compensation program with our objectives.  Our peer companies for 2007, include:

• Integrated Device Technology, Inc.	• QLogic Corporation	• Spansion Inc.

• Intersil Corporation	• SanDisk Corporation	• Standard Microsystems Corporation

• Microsemi Corporation	• Silicon Laboratories Inc.	• TriQuint Semiconductor, Inc.

• Omnivision Technologies, Inc.	• Simple Tech, Inc.	• Zoran Corporation

• PMC-Sierra, Inc.	• Skyworks Solutions, Inc.

In addition, Compensia reviewed and presented data from the October 2006 Radford High-Tech Executive Survey for comparable semiconductor and technology companies with similar revenue.

Elements of Compensation

The compensation received by our executive officers consists of the following elements:

Base Salary

Base salaries for our executive officers are established based on the scope of their responsibilities, historical performance and individual experience. Base salaries are reviewed annually, and adjusted from time to time. In establishing the 2007 base salaries of our executive officers, our Compensation Committee took into account a number of factors, including the executive’s position and functional role and level of responsibility, performance-based factors as well as competitive conditions. We do not apply specific formulas to determine increases. Based on the Compensation Committee’s review, the base salaries of the named executive officers were not increased in 2007 or in 2008.

2007 Executive Bonus Plan

In April 2007, the Compensation Committee approved a cash incentive plan, or the Executive Bonus Plan, for our executive officers and other members of senior management. Payouts under the Executive Bonus Plan are conditioned upon the achievement of a performance gate and then based upon individually weighted metrics to be achieved by the participants. The Executive Bonus Plan has three levels (threshold, target and maximum) depending upon the level of metric achievement. The specific metrics, weighting and payout levels can vary among individual participants and from year to year.

The Compensation Committee believes that a performance gate linked to positive operating income, which is an important indicator of the success of our business, is an appropriate component of the Executive Bonus Plan.  Therefore, the payment of the incentive bonus for 2007 was conditioned upon our achievement of positive operating income for 2007 as adjusted for expenses associated with the independent review of our historical stock option practices and for non-cash stock based compensation expense.  After adjustment, the Compensation Committee determined that we had achieved positive operating income for 2007.

For each executive officer, other than Mr. Kinzie, the Executive Bonus Plan had three specific individual metrics: (1) net revenue, (2) new business, and (3) organizational development, which were weighted 40%, 40%, and 20%, respectively.  Mr. Kinzie’s metrics were weighted 30% to net revenue and 70% to specific individual goals, including but not limited to serving as our interim chief financial officer and efforts related to the restatement of our historical financial statements.  The net revenue metric is the same for each participant, while the new business and organizational development metrics vary depending upon the participant.

For 2007, the net revenue metric was $452.0 million and we achieved net revenue of $411.7 million.  The Compensation Committee considered the 2007 net revenue metric to be difficult but achievable based on our performance in 2006.  New business metrics were primarily comprised of new product introductions and design wins and organizational development metrics were primarily comprised of succession planning and organization structuring.  We are not disclosing specific new business metrics because it would signal our strategic focus areas and we believe impair ability to leverage these areas for competitive advantage.  Furthermore, we believe that disclosing such metrics would give our competitors insight to market dynamics and our strategies to address such dynamics that could be used against us by competitors targeting existing customers.

The net revenue metric could be adjusted based upon actual achievement within a range of 80% to 120%.  For example, if 80% of the target net revenue metric was achieved then the weighting would be 20%.  If 120% or greater of the target net revenue metric was achieved, then the weighting would be 60%.  If it was determined that less than 80% of the net revenue metric was achieved then the weighting would be reduced to zero.  As we achieved 91.1% of the net revenue metric, the weighting for 2007 was 31.1%.

The other metrics of new business and organizational development were evaluated by the Compensation Committee for each executive officer based upon a subjective assessment of the achievement of the goals.  The new business metric could  range from 0% to 60%, while the organizational development could range from 0% to 30%.

For 2007, the Compensation Committee determined, after considering the recommendations of our chief executive officer, the following achievement percentages, for the named executive officers other than Mr. Kinzie.  As Mr. Kinzie was not an executive officer at the time of determination, our chief executive officer determined his bonus.  The maximum aggregate of the metrics was 150%, calculated as: 60% (net revenue) plus 60% (new business) plus 30% (organizational).

Name	Net Revenue	New Business	Organizational/ Other	Aggregate Percentage Achievement (before gross margin multiplier)
Bing Yeh	31.1%	14.0%	6.0%	51.1%
Yaw Wen Hu	31.1	16.0	14.0	61.1
Michael S. Briner	31.1	19.6	6.0	56.7
Derek J. Best	31.1	24.0	6.0	61.1
James B. Boyd	31.1	22.0	4.0	57.1
William R. Kinzie	23.3	—	49.7	73.0
Arthur O. Whipple (1)	—	—	—	—

(1)          Mr.  Whipple was not a participant in the Executive Bonus Plan.

The Compensation Committee also believes that gross margin is an important indicator of the success of our business and to encourage our executive officers to improve our gross margins implemented a gross margin multiplier against the aggregate percentage achievement in the calculation of the incentive bonus.  Senior management participants who were not executive officers were not eligible for the gross margin multiplier.  The gross margin multiplier would be 100% if our gross margin fell between 26.7% and 27.8% and could be increased to 110% or decreased to 90% depending on actual results.  Our actual gross margin for 2007 was 29.2% resulting in a multiplier of 110%.  The Compensation Committee considered the 2007 gross margin range to be difficult but achievable based upon historical results.  The Compensation Committee determined; however, not to apply the gross margin multiplier to Mr. Yeh’s aggregate percentage achievement in light of the company’s overall performance in 2007.

Our named executive officers had the following target bonuses, achievement and payouts for 2007:

Name and Title	Target as a Percentage of Base Salary (1)	Target Bonus ($)(1)	Aggregate Percentage Achievement (with gross margin multiplier of 110%)		Actual Incentive Bonus($)
Bing Yeh	80%	$380,000	51.1	%(3)	$194,161
Yaw Wen Hu	60%	198,000	67.2		133,065
Michael S. Briner	50%	135,000	62.4		84,467
Derek J. Best	50%	134,000	67.2		89,728
James B. Boyd (2)	50%	70,000	62.8		43,963
William R. Kinzie	25%	48,563	73.0	(3)	35,641
Arthur O. Whipple (4)	—	—	—		—

(1)          The target as a percentage of base salary was designed to achieve a target incentive equal to the 50th percentile of comparable companies.  A participant’s actual incentive bonus was calculated as follows:

Incentive Bonus = (Base Salary x Participant Target Percentage) x (Gross Margin Multiplier Percentage x Aggregate Individual Metrics Percentage)

(2)          Mr. Boyd was appointed Chief Financial Officer and Senior Vice President of Finance effective June 20, 2007 and his target bonus represents 50% of his salary of $280,000 on a pro rata basis for six months.

(3)          No gross margin multiplier was applied to Mr. Yeh or Mr. Kinzie’s aggregate percentage achievement.

(4)          Mr. Whipple was not a participant in the Executive Bonus Plan.

Under the Executive Bonus Plan, the Compensation Committee retained the discretion to increase, reduce, or eliminate compensation awards or make awards even if the objectives were not achieved.  The Compensation Committee exercised this discretion and reduced the compensation with respect to the determination of the 2007 incentive payment to our chief executive officer.

2007 Discretionary Bonuses

Yaw Wen Hu.  In December 2007, we paid Dr. Hu a discretionary bonus of $80,940, which was equal to the withholding tax due on the gain between the exercise price and the market price of certain non-qualified stock options exercised by Dr. Hu that were due to expire during 2007.  The stock options were originally incentive stock options but were reclassified to non-qualified status due to a change in their measurement date as a result of our review of our historical stock option practices. Dr. Hu was unable to sell the shares he received upon exercise due to our inability to file our periodic reports with the Securities and Exchange Commission during 2007.  We were required to withhold and remit these amounts pursuant to the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

William R. Kinzie.  In May 2007, in recognition of his service as our interim chief financial officer from February 2007 to June 2007, Mr. Kinzie was awarded a discretionary bonus of $15,000.  In addition, in the first quarter of 2008, in recognition of his efforts with respect to the restatement of our historical financial statements, Mr. Kinzie was awarded a discretionary bonus of $25,000.

Equity Compensation

Total compensation at the executive officer level also includes long-term incentives provided by stock awards issued under our 1995 Equity Incentive Plan. Stock awards are designed to align the long-term interests of our employees with those of our shareholders and to assist in the retention of employees. The size of an individual stock award is generally intended to reflect the employee’s position with, and his or her importance to us, and past and future anticipated contributions to our business, and how many years of future service for which the employee has non-vested options.  Award size is also influenced by the individual executive officer’s performance over the prior year.  Under the 1995 Equity Incentive Plan the exercise price of stock option grants is 100% of the fair market value on the date of grant. Options are generally subject to vesting over a four or five year period in order to encourage key employees to continue in our employ. As required under our 1995 Equity Incentive Plan, the exercise price of stock option grants for executive officers who own more than 10% of the shares of our outstanding stock is set at 110% of the fair market value on the date of grant.

The Compensation Committee administers the 1995 Equity Incentive Plan for our executive officers. The Board of Directors has delegated the administration of the 1995 Equity Incentive Plan for all of our other employees for option grants of not more than 36,000 shares per option grant to the Non-Officer Stock Award Committee.

We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of equity-based awards. Our equity benefit plans have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. Our Compensation Committee believes that the use of equity-based awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines and our equity benefit plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in SST.

Authority to make equity grants to executive officers rests with our Compensation Committee, although, our Compensation Committee considers the recommendations of our President and Chief Executive Officer for executive officers other than himself.  The size of the awards reflect past individual and company performance, expected future contribution, the retention value of unvested stock options held by our executive officers and the estimated value of the awards compared with equity awards offered to executives in similar positions by companies within and outside our industry.  In 2007, due to the restatement of our historical financial statements our named executive officers were not awarded any stock options, other than James B. Boyd, our Chief Financial Officer and Senior Vice President of Finance who joined us in June 2007.  Mr. Boyd’s stock option grant was approximately at the market median for our peer companies.

The Compensation Committee granted stock options in February 2008 to all our executive officers, except Mr. Boyd, as no stock options were granted in 2007.  Such stock options were initially reviewed by the Compensation Committee in mid-2007 and reflect our 2006 performance but were not granted during 2007 due to the restatement of our historical financial statements.  The number of shares granted to each executive officer represents an increase from our recent historical grants and were intended to approximate the 25th percentile for our peer companies.

Name	Option Awards (#)	Exercise Price ($)(1)
Bing Yeh	150,000	$2.838
James B. Boyd	—	—
Yaw Wen Hu	78,000	2.58
Michael S. Briner	65,000	2.58
Derek J. Best	65,000	2.58
William R. Kinzie	3,531	2.58
Arthur O. Whipple (2)	—	—

(1)   The exercise price equals the closing price of our common stock on the trading day immediately prior to the date of grant as reported on the NASDAQ Global Market, except for the stock option grant to Mr. Yeh which exercise price is equal to 110% of such closing price.  Each option will vest as to 25% of the shares thereunder on July 1, 2008 and the remaining 75% will vest monthly thereafter over the next three years.

(2)   Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Stock Appreciation Rights

Our 1995 Equity Incentive Plan authorizes us to grant stock appreciation rights, or SARs. To date, no SARs have been awarded to any of our executive officers. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

Severance and Change of Control Benefits

We have not entered into severance or change-in-control arrangements with any of our executive officers.  Our 1995 Equity Incentive Plan provides that, in the event of our dissolution or liquidation, a specified type of merger or other corporate reorganization, each a change in control to the extent permitted by law, any surviving corporation will be required to either assume awards outstanding under the 1995 Equity Incentive Plan or substitute similar awards for those outstanding under the plan, or such outstanding awards will continue in full force and effect. In the event that any surviving corporation declines to assume or continue awards outstanding under the plan, or to substitute similar awards, then, with respect to awards held by persons then performing services as employees, directors, or consultants, the time during which such awards may be exercised will be accelerated and the awards terminated if not exercised during such time.  The acceleration of an award in the event of an acquisition or similar corporate event may be viewed as an anti-takeover provision, which may have the effect of discouraging a proposal to acquire or otherwise obtain control of us.  We believe that the terms of the 1995 Equity Incentive Plan are consistent with industry practice.

Restricted Stock Grants or Awards

Our Compensation Committee did not authorize the grant of restricted stock or restricted stock awards pursuant to our equity benefit plans to any of our executive officers in 2007. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

Other Compensation

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

Benefits

We also provide the following benefits to our named executive officers, generally on the same basis provided to all of our employees:

•                  health, dental insurance and vision;

•                  life insurance;

•                  employee stock purchase plan;

•                  medical and dependant care flexible spending account;

•                  health club dues reimbursement;

•                  short-and long-term disability, accidental death and dismemberment; and

•                  a 401(k) plan.

We believe these benefits are consistent with companies with which we compete for employees.

Accounting and Tax Considerations

Section 162(m) limits the amount that we may deduct from our taxes for compensation paid to our chief executive officer and three most highly compensated officers (other than our chief financial officer) to $1,000,000 per person per year, unless certain requirements are met. Section 162(m) provides exceptions from the application of the $1,000,000 limit for certain forms of “performance-based” compensation as well as for gain recognized by an officer upon the exercise of qualifying compensatory stock options. We believe that the stock options we have granted in the past have satisfied the exceptions provided under Section 162(m) from the $1,000,000 limit. While the Compensation Committee has not adopted a formal policy regarding the tax deductibility of compensation paid to our officers, the Compensation Committee intends to consider the tax deductibility of compensation under Section 162(m) as a factor in future compensation decisions.

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

Summary of Compensation

The following table shows for the year ended December 31, 2007, compensation awarded or paid to, or earned by our Chief Executive Officer, our Chief Financial Officer, our interim Chief Financial Officer, our former Chief Financial Officer and our three other most highly compensated executive officers during 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Bing Yeh	2007	$475,000	$1,158	(2)	$31,347	$194,161	$4,822	(10)	$706,488
President and Chief Executive Officer	2006	475,000	80,706	(3)	73,637	—	4,822	(10)	634,165

James B. Boyd (17)	2007	137,847	—		131,042	43,963	3,398	(11)	316,250
Chief Financial Officer and Senior Vice President of Finance	2006	—	—		—	—	—		—

Yaw Wen Hu	2007	330,000	81,348	(4)	108,586	133,065	4,822	(10)	657,821
Executive Vice President and Chief Operating Officer	2006	330,000	37,964	(5)	237,218	—	4,822	(10)	610,004

Michael S. Briner	2007	270,883	250	(2)	62,612	84,467	5,909	(12)	424,121
Senior Vice President, Application Specific Product Group	2006	270,883	26,300	(6)	133,257	—	4,822	(10)	435,262

Derek J. Best	2007	267,030	—		59,871	89,728	2,322	(13)	418,951
Senior Vice President, Sales and Marketing	2006	267,030	25,372	(7)	101,951	—	2,322	(13)	396,675

William R. Kinzie (18)	2007	191,167	40,000	(8)	29,726	35,641	4,480	(14)	301,014
Controller (Interim Chief Financial Officer)	2006	—	—		—	—	—		—

Arthur O. Whipple (19)	2007	41,087	—		43,928	—	2,189	(15)	87,204
Former Vice President, Finance and Chief Financial Officer	2006	245,000	4,532	(9)	84,035	—	4,177	(16)	337,744

(1)    The dollar amount in this column represents the compensation cost for 2006 and 2007 of stock option awards granted in and prior to 2006 and 2007, respectively for financial reporting purposes. These amounts have been calculated in accordance with SFAS No. 123R, ignoring estimates of forfeiture, using the Black-Scholes option-pricing model to estimate the expense associated with stock option awards over the life of such awards. The assumptions made in the valuation of the option are discussed in footnote 8, “Stock-based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  These amounts do not represent amounts actually paid to or realized by our named executive officers.

(2)    Represents a cash bonus in recognition of an intellectual property award.

(3)    Includes a cash bonus of $375 in recognition of an intellectual property award, $10,331 in profit sharing and a cash bonus of $70,000.

(4)    Includes a cash bonus of $80,940, which was equal to the withholding tax due on the gain between the exercise price and the market price of certain non-qualified stock options exercised by Dr. Hu that were due to expire during 2007.  We were required to withhold and remit these amounts pursuant to the Internal Revenue Code of 1986, as amended, and the regulations thereunder.  See Compensation Discussion and Analysis – Discretionary Bonuses.  Also includes a cash bonus of $408 in recognition of an intellectual property award.

(5)    Includes a cash bonus of $1,041 in recognition of an intellectual property award, $6,923 in profit sharing and a cash bonus of $30,000.

(6)    Includes a cash bonus of $875 in recognition of an intellectual property award, $5,425 in profit sharing and a cash bonus of $20,000.

(7)    Includes $5,372 in profit sharing and a cash bonus of $20,000.

(8)    Represents a cash bonus.

(9)    Represents profit sharing.

(10)  Includes $2,322 in life insurance premiums and $2,500 for 401(k) contribution match.

(11)  Includes $898 in life insurance premiums and $2,500 for 401(k) contribution match.

(12)  Includes $3,409 in life insurance premiums and $2,500 for 401(k) contribution match.

(13)  Represents life insurance premiums.

(14)  Includes $1,980 in life insurance premiums and $2,500 for 401(k) contribution match.

(15)  Includes $193 in life insurance premiums and $1,996 for 401(k) contribution match.

(16)  Includes $1,677 in life insurance premiums and $2,500 for 401(k) contribution match.

(17)  Mr. Boyd was appointed Chief Financial Officer and Senior Vice President of Finance effective June 20, 2007.  Mr. Boyd’s annual salary is $280,000.

(18)  Mr. Kinzie served as interim Chief Financial Officer from February 12, 2007 until Mr. Boyd joined us on June 20, 2007.  Mr. Kinzie was not an executive officer during 2006 and therefore compensation for 2006 has been excluded.

(19)  Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Grants of Plan-Based Awards

The following tables show for the year ended December 31, 2007, information regarding options granted to, exercised by, and held at year end by the named executive officers and estimated future payouts under our Executive Bonus Plan.

2007 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Grant Date Fair
					All Other Option
					Awards: Number
					of Securities		Exercise or Base	Value of Stock
					Underlying		Price of Option	and Option
		Threshold	Target	Maximum	Options		Awards	Awards
Name	Grant Date	($)	($)	($)	(#)		($/Sh)(2)	$ (3)

Bing Yeh		—	$380,000	$627,000	—		—	—
James B. Boyd (5)		—	70,000	115,500	—		—	—
	06/29/2007				180,000	(4)	$3.73	$445,335
Yaw Wen Hu		—	198,000	326,700	—		—	—
Michael S. Briner		—	135,000	222,750	—		—	—
Derek J. Best		—	134,000	221,100	—		—	—
William R. Kinzie (6)		—	48,563	72,845	—		—	—
Arthur O. Whipple(7)		—	—	—	—		—	—

(1)      These columns represent potential target and maximum annual cash incentive payment for 2007 under our Executive Bonus Plan for each of our named executive officers.  The maximum annual cash incentive payment equals the target payment x 1.5 (maximum achievement) x 1.1 (maximum margin multiplier).  Mr. Kinzie was not eligible for the gross margin multiplier.  The actual cash incentive payment earned for 2007 for each of our named executive officers is set forth in the Summary Compensation Table.  As such, the amounts set forth in these columns do not represent additional compensation earned by our named executive officers for 2007.  There was no threshold cash incentive payment under our Executive Bonus Plan.  For more information regarding our Executive Bonus Plan and the cash incentive payments made to our named executive officers in 2007, please see Compensation Discussion and Analysis.

(2)      Each stock option was granted with an exercise price equal to the closing price of our common stock for the trading session ending immediately prior to the time of grant, as reported on the NASDAQ Global Market.  The exercise price may be paid in cash, in shares of our common stock valued at fair value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(3)    The dollar value shown for a stock option is based on the fair value as of the grant date.  These amounts have been calculated in accordance with SFAS No. 123R, using the Black-Scholes option-pricing model. The assumptions made in the valuation of the option are discussed in footnote 8, “Stock-based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

(4)    The shares subject to the stock option vest as to 25% upon the first year anniversary of Mr. Boyd’s hire date, with the remaining 75% vesting monthly thereafter over the next three years.  Vesting is contingent upon continued service.

(5)    Mr. Boyd was appointed Chief Financial Officer and Senior Vice President of Finance effective June 20, 2007.

(6)    Mr. Kinzie served as interim Chief Financial Officer from February 12, 2007 until Mr. Boyd joined us on June 20, 2007.

(7)    Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Outstanding Equity Awards as of December 31, 2007

The following tables show for the year ended December 31, 2007, information regarding outstanding equity awards at year end for the named executive officers.

2007 Outstanding Equity Awards

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date

Bing Yeh	30,000	—		$4.048	01/20/08
	19,583	417	(2)	13.332	01/19/09
	19,583	5,417	(3)	13.332	01/19/09
	10,625	4,375	(4)	5.357	02/14/10

James B. Boyd (17)	—	180,000	(5)	3.73	06/29/17

Yaw Wen Hu	45,786	—		0.95	07/06/08
	30,000	—		1.00	01/11/09
	38,406	—		2.36	07/01/09
	30,000	—		4.42	09/24/09
	90,000	—		9.85	01/06/10
	30,000	—		9.85	03/13/10
	27,321	—		18.60	08/02/10
	17,454	—		4.46	10/01/11
	12,059	—		3.65	10/15/12
	11,485	—		11.17	12/23/13
	9,400	2,600	(3)	12.12	01/19/14
	55,000	5,000	(6)	16.34	04/19/14
	11,512	—		6.66	10/18/14
	13,750	1,250	(7)	5.02	10/11/15
	8,125	6,875	(8)	5.02	10/11/15
	—	8,751	(9)	4.80	10/16/16

Michael S. Briner	120,000	—		1.04	12/31/07
	30,000	—		9.85	01/06/10
	18,842	—		18.60	08/02/10
	35,000	—		8.63	03/29/11
	15,047	—		4.46	10/01/11
	11,529	—		3.65	10/15/12
	10,196	—		11.17	12/23/13
	7,833	2,167	(3)	12.12	01/19/14
	9,514	—		6.66	10/18/14
	18,125	11,875	(10)	4.35	07/18/15
	1,597	8,403	(11)	5.02	10/11/15

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date
	5,417	4,583	(8)	5.02	10/11/15
	—	7,955	(12)	4.80	10/16/16

Derek J. Best	30,000	—		9.85	01/06/10
	54,000	—		25.27	06/29/10
	25,437	—		18.60	08/02/10
	8,477	—		4.46	10/01/11
	10,079	—		11.17	12/23/13
	7,833	2,167	(3)	12.12	01/19/14
	8,721	793	(13)	6.66	10/18/14
	—	12,500	(14)	5.02	10/11/15
	6,771	5,729	(8)	5.02	10/11/15
	—	7,955	(15)	4.80	10/16/16

William R. Kinzie (18)	15,000	15,000	(16)	5.07	12/30/15

Arthur O. Whipple (19)	13,750	—		3.72	03/13/08
	9,375	—		4.69	03/13/08

(1)    Each stock option was granted with an exercise price equal to the closing price of our common stock for the trading session ending immediately prior to the time of grant, as reported on the NASDAQ Global Market.

(2)    The shares subject to the option vested as to 25% on January 19, 2005 and 2.083% per month thereafter for three years.

(3)    The shares subject to the option vested as to 20% on January 19, 2005 and 1.666% per month thereafter for four years.

(4)    The shares subject to the option vest as to 25% on February 14, 2006 and 2.083% per month thereafter for three years.

(5)    The shares subject to the option will vest as to 25% of the shares on June 20, 2008 and 2.083% per month thereafter for three years.

(6)    The shares subject to the option vested as to 25% on April 19, 2005 and 2.083% per month thereafter for three years.

(7)    The shares subject to the option vested as to 8.33% on October 16, 2007 and 8.33% per month thereafter for 11 months.

(8)    The shares subject to the option vested as to 25% on October 11, 2006 and 2.083% per month thereafter for three years.

(9)    The shares subject to the option vested as to 8.33% on October 16, 2008 and 8.33% per month thereafter for 11 months.

(10)  The shares subject to the option vested as to 25% on July 18, 2006 and 2.083% per month thereafter for three years.

(11)  The shares subject to the option vested as to 8.33% on November 23, 2007 and 8.33% per month thereafter for 11 months.

(12)  The shares subject to the option vested as to 8.33% on November 23, 2008 and 8.33% per month thereafter for 11 months.

(13)  The shares subject to the option vested as to 8.33% on June 2, 2007 and 8.33% per month thereafter for 11 months.

(14)  The shares subject to the option vest as to 8.33% on June 2, 2008 and 8.33% per month thereafter for 11 months.

(15)  The shares subject to the option vested as to 8.33% on June 2, 2009 and 8.33% per month thereafter for 11 months.

(16)  The shares subject to the option vested as to 25% on December 30, 2006 and 2.083% per month thereafter for three years.

(17)  Mr. Boyd was appointed Chief Financial Officer and Senior Vice President of Finance effective June 20, 2007.

(18)  Mr. Kinzie served as interim Chief Financial Officer from February 12, 2007 until Mr. Boyd joined us on June 20, 2007.

(19)  Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007, but due to the restatement of our historical financial statements his vested exercisable stock options were outstanding as of December 31, 2007.  Such stock options expired in March 2008.

Option Exercises and Stock Vested in 2007

The following tables show for the year ended December 31, 2007, information regarding option exercises during 2007 for the named executive officers.  None of our named executive officers hold stock awards or restricted stock subject to vesting.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Bing Yeh	—	—
James B. Boyd (2)	—	—
Yaw Wen Hu	36,920	$145,465
Michael S. Briner	—	—
Derek J. Best	—	—
William R. Kinzie (3)	—	—
Arthur O. Whipple (4)	—	—

(1)          Calculated by determining the difference between the closing price of our common stock on the date of exercise as reported on the NASDAQ Global Market and the exercise price of the options.

(2)          Mr. Boyd was appointed Chief Financial Officer and Senior Vice President of Finance effective June 20, 2007.

(3)          Mr. Kinzie served as interim Chief Financial Officer from February 12, 2007 until Mr. Boyd joined us on June 20, 2007.

(4)          Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2007.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during the year ended December 31, 2007.

Severance and Change of Control Arrangements

We have not entered into severance or change-in-control arrangements with any of our executive officers.  Our 1995 Equity Incentive Plan provides that, in the event of our dissolution or liquidation, a specified type of merger or other corporate reorganization, each a change in control to the extent permitted by law, any surviving corporation will be required to either assume awards outstanding under the 1995 Equity Incentive Plan or substitute similar awards for those outstanding under the plan, or such outstanding awards will continue in full force and effect. In the event that any surviving corporation declines to assume or continue awards outstanding under the plan, or to substitute similar awards, then, with respect to awards held by persons then performing services as employees, directors, or consultants, the time during which such awards may be exercised will be accelerated and the awards terminated if not exercised during such time.  Assuming that a change in control occurred as of December 31, 2007 that resulted in all unvested stock options fully vesting and using the closing sales price of our common stock of $2.99 as reported on the NASDAQ Global Market on December 31, 2007, the last trading day of 2007, none of the unvested stock options held by our named executive officers would have been in the money and resulted in any gain to the named executive officers.

Compensation Committee Interlocks And Insider Participation

During 2007, the Compensation Committee of the Board of Directors was composed of Messrs. Taira, Chikagami, Nickerson, Yang and Dr. Chwang.  No current member of the Compensation Committee and none of our executive officers serve as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Equity Compensation Plan Information

We have three shareholder approved equity compensation plans: the 1995 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan and 1995 Employee Stock Purchase Plan. The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	11,549,081	$6.86	(2)	3,053,089
Equity compensation plans not approved by security holders	—			—
Total	11,549,081	$6.86	(2)	3,053,089

(1)                                  The plans included in this row include our 1995 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan and 1995 Employee Stock Purchase Plan.

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

In reliance on the review and discussions referred to above, the Committee Compensation recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K of Silicon Storage Technology, Inc. for the year ended December 31, 2007 and in the proxy statement.

Compensation Committee

Edward Yao-Wu Yang (Chairman)

Tsuyoshi Taira

Yasushi Chikagami

Ronald D. Chwang

Terry M. Nickerson

(1)          The material in this report is furnished but not deemed “filed” with the Securities and Exchange Commission and is not deemed to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, expect to the extent specifically incorporated by referenced therein.

Compensation of Directors

In April 2005, our Board of Directors, upon the recommendation of the Compensation Committee, approved the Non-Employee Director Cash Retainer Program, or the Director Retainer Program. Pursuant to the Director Retainer Program, our non-employee directors are entitled to receive between $20,000 and $30,000 annually and $800 and $1,500 per meeting, based on their position on the Board of Directors, in connection with their attendance of board and committee meetings. In addition, they are reimbursed for certain travel-related expenses in connection with attendance at Board and committee meetings in accordance with our policy. Members of our Board of Directors who are also employees of SST do not receive any cash compensation for their services as members of our Board of Directors.

Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan.  The Directors’ Plan has an indefinite life and will terminate once all shares reserved for issuance under the Directors’ Plan have been issued.  Pursuant to the Directors’ Plan, upon each non-employee director’s initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Pursuant to the Directors’ Plan, each initial stock option grant vests as to 25% of the shares subject to the grant on the yearly anniversary of the grant date. Prior to April 2005, each such initial stock option was fully vested and exercisable upon grant. In addition, pursuant to the Directors’ Plan, each non-employee director annually receives a fully vested annual stock option grant for 12,000 shares of common stock on the date of our annual meeting.  Stock option grants under the Directors’ Plan have a 10 year life.

The following table shows certain information with respect to the compensation of all non-employee directors for the year ended December 31, 2007.

Director Compensation for 2007

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)

Yasushi Chikagami	$25,600	—	$25,600
Ronald D. Chwang	33,800	—	33,800
Terry M. Nickerson	58,400	$16,063	74,463
Tsuyoshi Taira	32,520	—	32,520
Edward Yao-Wu Yang	6,000	9,224	15,224

(1)             Reflects retainer fees, meeting fees and committee chair fees.

(2)             The dollar amount in this column represent the cost for 2007 of stock option awards granted prior to 2007. In 2007, due to the restatement of our historical financial statements and the inability to hold an annual meeting, our non-employee directors did not receive an annual grant of 12,000 shares under the Directors’ Plan.  Each non-employee director other than Mr. Yang, will receive a stock option grant for 12,000 shares in 2008.  The assumptions made in the valuation of options are discussed in footnote 8, “Stock-based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Each stock option was granted with an exercise price equal to the closing price of our common stock for the trading session ending immediately prior to the time of grant, as reported on the NASDAQ Global Market.

(3)             As of December 31, 2007, (a) Mr. Taira held stock options to purchase 116,570 shares of common stock; (b) Mr. Chikagami held  stock options to purchase 96,000 shares of common stock; (c) Dr. Chwang held stock options to purchase 78,000 shares of common stock; (d) Mr. Nickerson held stock options to purchase 58,512 shares of common stock; and (e) Mr. Yang held a stock option to purchase 45,000 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of April 1, 2008 by:

•                  each of the named executive officers listed in the Summary Compensation Table;

•                  each director;

•                  all of our officers and directors as a group; and

•                  all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The table below is based upon information provided to us by our executive officers and directors and upon information about principal shareholders known to us based on Schedules 13G and 13D filed with the SEC. Unless otherwise indicated in the relevant footnote to this table and subject to community property laws where applicable, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 2008. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Percentage of ownership is based on 102,155,979 shares of common stock outstanding on April 1, 2008. Unless otherwise indicated, the address of each of the individuals named below is: c/o Silicon Storage Technology, Inc., 1171 Sonora Court, Sunnyvale, California 94086.

	Beneficial Ownership
Name	Shares Issuable Pursuant to Options Exercisable Within 60 Days of April 1, 2008	Number of Shares (Including Number Shown in First Column)		Percentage of Total
Officers and Directors
Bing Yeh(1)	53,854	10,761,854		10.5%
James B. Boyd	—	—		—
Yaw Wen Hu	437,861	1,370,959	(6)	1.3%
Michael S. Briner(2)	171,920	819,222		*
Derek J. Best	153,453	153,809		*
William R. Kinzie	18,125	18,125		*
Arthur O. Whipple(3)	—	2,000		*
Tsuyoshi Taira	116,570	116,570		*
Yasushi Chikagami	96,000	96,000		*
Ronald D. Chwang	78,000	239,613		*
Terry M. Nickerson	47,262	47,262		*
Edward Yao-Wu Yang	—	—		*
All officers and directors as a group (14 persons)	1,484,876	14,314,594		13.8%

5% Shareholders
Dimensional Fund Advisors LP(4)	—	8,600,268		8.4%
Entities affiliated with Riley Investment Management LLC (5)	—	5,598,626		5.5%

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

(3)                                  Mr. Whipple resigned as Vice President, Finance, Chief Financial Officer and Secretary effective February 9, 2007.

(4)                                  This information is based on a report on Schedule 13G dated December 31, 2007 and filed with the SEC on February 6, 2008.  Dimensional Fund Advisors LP is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts, or the Funds.  In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the shares that are owned by the Funds, and may be deemed to be the beneficial owner of such shares. However, Dimensional disclaims beneficial ownership of such shares. The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, CA 90401

(5)                                  This information is based on a Schedule 13D dated April 10, 2008 and filed with the SEC on April 10, 2008 by Riley Investment Partners Master Fund, L.P., Riley Investment Management LLC, B. Riley & Co. Retirement Trust, B. Riley and Co., LLC, and Bryant R. Riley.  Because Riley Investment Management LLC has sole voting and investment power over security holdings of Riley Investment Partners Master Fund, L.P.’s and certain managed accounts of its investment advisory clients and Mr. Riley, in his role as the sole manager of Riley Investment Management LLC, controls its voting and investment decisions, each of Riley Investment Partners Master Fund, L.P., Riley Investment Management LLC, and Mr. Riley may be deemed to have beneficial ownership of the 495,788 shares of Common Stock held by Riley Investment Partners Master Fund, L.P. and 759,674 shares held in managed accounts by its investment advisory clients.  Riley Investment Management LLC has shared voting and dispositive power over 3,711,290 shares of Common Stock held in accounts of its investment advisory clients, 3,216,290 of which are held in accounts indirectly affiliated with Mr. Riley or Riley Investment Partners Master Fund, L.P.  Includes 50,000 shares held by the B. Riley & Co. Retirement Trust, of which Mr. Riley is the trustee.  Includes 63,786 shares held by B. Riley & Co., LLC over which Mr. Riley has sole voting and dispositive power.  B. Riley & Co., LLC Inc. has shared voting and dispositive power over 1,005,088 shares of Common Stock held by a managed account, with which it is indirectly affiliated.  Mr. Riley is the Chairman and sole indirect equity owner of B. Riley & Co., LLC.  Includes 8,000 shares held by Mr. Riley’s children.  The address of the entities affiliated with Riley Investment Management LLC is 11100 Santa Monica Blvd., Suite 810, Los Angeles, CA 90025

(6)                                  Includes 30,000 shares held by Dr. Hu’s children.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review of Related Party Transactions

Pursuant to the charter of our Audit Committee, unless previously approved by another independent committee of our Board of Directors, our Audit Committee reviews and, if determined appropriate, approves all related party transactions, other than those in the ordinary course of business such as sales transactions from our customers involving the sales of our products and procurement transactions from our vendors for the purchase of inventory for sale. It is management’s responsibility to bring related person transactions to the attention of the members of the Audit Committee.

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

Related Party Transactions

The following is a summary of transactions in 2007 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section entitled Compensation Discussion and Analysis.

Purchase and Sale Transactions

Please see Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2008.

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

Independence of the Board of Directors

As required under NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors consults with our outside legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect time to time.

Consistent with these considerations, after review of all transactions or relationships between each director, or any of his family members, and SST, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Mr. Yeh, our President, Chief Executive Officer and Chairman of the Board, and Dr. Hu, our Executive Vice President and Chief Operating Officer.  In making this determination, the Board found that none of these directors had a material disqualifying relationship with us.

Item 14.                            Principal Accountant Fees and Services

Fees of PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP fees for the years ended December 31, 2006 and 2007 are as follows:

	2006	2007
Audit fees	$4,486,000	$1,429,000
Audit-related fees	—	—
Tax fees	—	94,000
All other fees	—	—
Total	$4,486,000	$1,523,000

Audit Fees:   This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, services provided in connection with the annual audit of SST’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.  Audit fees for 2006 include approximately $3.0 million of fees relating to the restatement of our historical financial statements as a result of the findings of the review of our historical stock option grant process as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Audit-Related Fees:   This category consists of assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees:   This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees:   This category consists of fees for advice on compliance with certain foreign investment rules.

All of the fees for 2006 and 2007 described above were pre-approved by the Audit Committee. The Audit Committee has determined the rendering of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining their independence.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services and has delegated authority to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP to Mr. Nickerson. The Audit Committee is to be informed of such pre-approved services at a meeting of the Audit Committee following such pre-approval. PricewaterhouseCoopers LLP periodically reports to the Audit Committee regarding the extent of the services provided by PricewaterhouseCoopers LLP in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 29th day of April, 2008.

SILICON STORAGE TECHNOLOGY, INC.

By:	/s/ BING YEH
Bing Yeh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BING YEH	President, Chief Executive Officer and	April 29, 2008
Bing Yeh	Chairman of the Board (Principal Executive Officer)

/s/ JAMES B. BOYD	Chief Financial Officer and Senior Vice	April 29, 2008
James B. Boyd	President, Finance (Principal Financial and Accounting Officer)

*/s/YAW WEN HU	Director	April 29, 2008
Yaw Wen Hu

*/s/ TSUYOSHI TAIRA	Director	April 29, 2008
Tsuyoshi Taira

*/s/ RONALD CHWANG	Director	April 29, 2008
Ronald Chwang

*/s/ YASUSHI CHIKAGAMI	Director	April 29, 2008
Yasushi Chikagami

*/s/ TERRY NICKERSON	Director	April 29, 2008
Terry Nickerson

*/s/ EDWARD YAO-WU YANG	Director	April 29, 2008
Edward Yao-Wu Yang

*By: /s/ BING YEH
Bing Yeh Attorney-in-Fact		April 29, 2008

Exhibit Index

Exhibit Number	Description of Document
31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer and Senior Vice President of Finance as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.