Form 10-Q
period 2008-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2008-05-12
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding of Common Stock, no par value, as of the latest practicable date May 2, 2008: 102,204,557.

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2008
Net revenues:
Product revenues - unrelated parties	$39,133	$30,469
Product revenues - related parties	49,078	39,229
Technology licensing	9,223	11,305
Technology licensing - related parties	90	82
Total net revenues	97,524	81,085
Cost of revenues:
Cost of revenues - unrelated parties	28,785	21,299
Cost of revenues - related parties	42,218	34,077
Total cost of revenues	71,003	55,376
Gross profit	26,521	25,709

Operating expenses:
Research and development	13,491	15,612
Sales and marketing	6,765	7,483
General and administrative	7,038	7,183
Total operating expenses	27,294	30,278
Loss from operations	(773)	(4,569)
Interest income	1,830	1,302
Other income (expense), net	(20)	(364)
Interest expense	(89)	(64)

Income (loss) before provision for income taxes and pro rata share of loss from equity investments	948	(3,695)
Provision for (benefit from) income taxes	746	(7,050)
Income before pro rata share of loss from equity investments	202	3,355
Pro rata share of loss from equity investments	1,516	1,896

Net income (loss)	$(1,314)	$1,459

Net income (loss) per share - basic	$(0.01)	$0.01

Shares used in per share calculation - basic	103,943	103,602

Net income (loss) per share - diluted	$(0.01)	$0.01

Shares used in per share calculation - diluted	103,943	104,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	December 31,	March 31,
	2007	2008

ASSETS

Current assets:
Cash and cash equivalents	$118,157	$88,323
Short-term available-for-sale investments	44,067	58,089
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $20 at December 31, 2007 and $16 at March 31, 2008	19,301	15,040
Trade accounts receivable-related parties	37,012	19,160
Inventories	50,178	59,718
Other current assets	6,055	7,222
Total current assets	274,770	247,552

Property and equipment, net	18,247	18,087
Long-term available-for-sale investments	36,160	53,335
Equity investments, GSMC	23,150	23,150
Equity investments, ACET	20,756	20,574
Equity investments, others	10,645	10,561
Goodwill	11,221	11,221
Intangible assets, net	7,391	6,659
Other assets	1,125	1,755
Total assets	$403,465	$392,894

LIABILITIES

Current liabilities:
Borrowing under line of credit facility	$6,836	$—
Trade accounts payable-unrelated parties	23,572	21,832
Trade accounts payable-related parties	18,495	19,308
Accrued expenses and other liabilities	21,457	18,225
Deferred revenue	3,004	3,312
Total current liabilities	73,364	62,677

Taxes payable	6,194	6,689
Other liabilities	1,354	1,114
Total liabilities	80,912	70,480

Commitments (Note 7) and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY

Preferred stock, no par value:
Authorized: 7,000 shares
Series A Junior Participating Preferred Stock, no par value
Designated: 450 shares
Issued and outstanding: none
Common stock, no par value:
Authorized: 250,000 shares	434,905	430,497
Issued and outstanding: 104,198 shares at December 31, 2007 and 102,156 shares at March 31, 2008
Accumulated other comprehensive income	31,239	34,049
Accumulated deficit	(143,591)	(142,132)
Total shareholders’ equity	322,553	322,414
Total liabilities and shareholders’ equity	$403,465	$392,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008

Cash flows from operating activities:
Net income (loss)	$(1,314)	$1,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,664	2,749
Stock-based compensation expense	1,574	1,113
Credits from doubtful accounts receivable	(46)	(4)
Provision for (release from) sales returns	82	(64)
Provision for excess and obsolete inventories, write-down of inventories and adverse purchase commitments	2,838	1,511
Pro rata share of loss from equity investments	1,516	1,915
Impairment of notes receivable and interest	—	216
Gain on disposal of equipment	—	(4)
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	(379)	4,319
Trade accounts receivable-related parties	15,976	17,862
Inventories	5,103	(10,685)
Other current and non-current assets	(730)	(1,363)
Trade accounts payable-unrelated parties	(11,116)	(1,741)
Trade accounts payable-related parties	(14,518)	813
Accrued expenses and other liabilities	(923)	(3,149)
Deferred revenue	534	307
Net cash provided by operating activities	1,261	15,254
Cash flows from investing activities:
Purchase of property and equipment	(1,724)	(1,722)
Proceeds from sale of equipment	—	15
Purchases of intellectual property license	(225)	—
Investments in notes receivable	—	(533)
Purchases of available-for-sale investments	(17,986)	(32,404)
Sales and maturities of available-for-sale investments	—	2,625
Net cash used in investing activities	(19,935)	(32,019)
Cash flows from financing activities:
Debt repayments	—	(6,943)
Issuance of shares of common stock	1,236	337
Repurchases of common stock	—	(6,164)
Principal payments of capital leases	(300)	(299)
Net cash provided by (used for) financing activities	936	(13,069)
Net decrease in cash and cash equivalents	(17,738)	(29,834)
Cash and cash equivalents at beginning of period	100,973	118,157
Cash and cash equivalents at end of period	$83,235	$88,323

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

The year-end balance sheet at December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. Please refer to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Certain amounts previously reported have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board, or the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are still evaluating the impact of this standard but do not expect the adoption of SFAS 161 to have a material impact on our financial statements.

2. Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, we adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$10,464	—	—	$10,464
Short term available-for-sale investments	58,089	—	—	58,089
Long term available-for-sale investments	53,535	—	—	53,535

Total	$121,888	—	—	$121,888

Effective January 1, 2008, we adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities,  or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

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

	Three Months Ended
	March 31,
	2007	2008
Numerator -basic
Net income (loss)	$(1,314)	$1,459

Denominator - basic
Weighted average common stock outstanding	103,943	103,602

Basic net income (loss) per share	$(0.01)	$0.01

Denominator - diluted
Weighted average common stock outstanding	103,943	103,602
Dilutive potential of common stock equivalents	—	412
Total	103,943	104,014

Diluted net income (loss) per share	$(0.01)	$0.01

Stock options to purchase 11,606,610 shares of common stock were outstanding as of March 31, 2007 with a weighted average exercise price of $6.82. These stock options were not included in the computation of diluted net loss per share for the three months ended March 31, 2007 because we had a net loss for this period. Stock options to purchase 10,371,185 shares with a weighted average share price of $7.44 were outstanding and not included in the computation of diluted net income per share for the three months ended March 31, 2008 since the exercise price of these options exceeded the average fair market value of our common stock for the three months ended March 31, 2008.

4. Stock Compensation

Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of March 31, 2008, 368,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the three months ended March 31, 2008 were 118,000 for $282,000.

Equity Incentive Plan

Our 1995 Equity Incentive Plan, or the Equity Incentive Plan, as amended, has 31.8 million shares of common stock reserved for issuance upon the exercise of stock options to our employees, consultants and affiliates. Under the Equity Incentive Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from the date of grant and generally thereafter over four years from the date of grant. The term of any options issued may not exceed ten years from the date of grant.

Directors’ Stock Option Plan

Each of our non-employee directors receives stock option grants under our 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, as amended. Pursuant to the Directors’ Plan, upon each non-employee director’s initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock on the date of the annual shareholders meeting. As of March 31, 2008, the Directors’ Plan had 124,000 shares available for issuance.

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

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2007	2008

Cost of goods sold	$131	$65
Research and development	784	477
Sales and marketing	276	172
General and administrative	383	399
Tax effect of stock-based compensation expense	—	—
Effect on net income	$1,574	$1,113

Stock-based compensation of $88,000 and $54,000 was capitalized in inventory as of March 31, 2008 and December 31, 2007, respectively. The tax benefit from the exercise of options was $0 for the three months ended March 31, 2007 and 2008, respectively.

As of March 31, 2008, we had unrecognized compensation expense from stock options of $6.8 million excluding estimated forfeitures.

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

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances had occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of March 31, 2008 and December 31, 2007 the carrying value of these investments was $54.3 million and $54.6 million, respectively.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in “Long-term available-for-sale investments.” The investments that are not available for resale due to local securities regulations within one year at the balance sheet date are recorded at cost. The investments that are available for resale within one year at the balance sheet date are recorded at fair value, with unrealized gains and losses, net of tax, reported in shareholders’ equity as other comprehensive income. If a decline in value is judged to be other than temporary, it is reported as an impairment of equity investments. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

In September 2006, we invested an additional $15.9 million in Advanced Chip Engineering Technology Inc., or ACET, that increased our ownership share of ACET’s outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our ownership interest in ACET’s reported net income or loss each reporting period as well as restate our prior period financial statements to reflect the equity method of accounting from the date of the initial investment. Our operating results now include a line item titled “pro rata share of loss from equity investments” on our condensed consolidated statement of operations where we record these expenses. In the third quarter of 2007 we made an additional cash investment, along with other third-party investors, of $10.3 million in ACET’s common stock. Our total investment currently represents 38.5% of the outstanding equity of ACET at March 31, 2008.

The table below presents unaudited summarized information regarding ACET’s results of operation without any pro-rata adjustments for our percentage ownership of the outstanding equity of ACET (in thousands):

	For the three months ended March 31,
	2007	2008
Net sales	$146	$619
Gross loss	$(2,082)	$(2,546)
Net loss	$(3,067)	$(3,937)

We owned 9.8% of the equity of Grace Semiconductor Manufacturing Corporation, or GSMC as of March 31, 2008 with a carrying value of $23.2 million.

The fair values of available-for-sale investments as of March 31, 2008 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$10,464	$—	$—	$10,464
Corporate bonds and notes	17,979	43	—	18,022
Government bonds and notes	55,798	316	—	56,114
Foreign listed equity securities	4,945	32,343	—	37,288
Total bonds, notes and equity securities	$89,186	$32,702	$—	$121,888
Less amounts classified as cash equivalents				(10,464)
Total short and long-term available-for-sale investments				$111,424
Contractual maturity dates for investments in bonds and notes:
Less than one year				58,089
One to five years				16,046
				74,135

Securities are classified as current if they are expected to be realized in cash or sold or consumed during the normal operating cycle of our business.

The unrealized gains and losses as of March 31, 2008 are recorded in accumulated other comprehensive income, net of tax.

The fair value of available-for-sale investments, including restricted available-for-sale investments, as of December 31, 2007 were as follows (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$39,996	$—	$—	$39,996
Corporate bonds and notes	9,955	—	(5)	9,950
Government bonds and notes	34,055	62	—	34,117
Foreign listed equity securities	4,999	31,215	—	36,160
Total bonds, notes and equity securities	$89,005	$31,277	$(5)	$120,223
Less amounts classified as cash equivalents				(39,996)
Total short and long-term available-for-sale investments				$80,227
Contractual maturity dates for investments in bonds and notes:
Less than one year				84,063
One to five years				—
				$84,063

The unrealized gains and losses as of December 31, 2007 are recorded in accumulated other comprehensive income, net of tax.

We compare the carrying value of our available for sale investments with their quoted market prices at the end of each period. If the quoted market price of a marketable security has dropped significantly during a period or has been below our carrying value for an extended period of time, we review the investment to determine whether the decline is other than temporary. In making this determination, we consider among other things, the investee’s recent operating performance, cash position and revenue and earnings outlook. If we determine that the decline is other than temporary, the investment is written down to its market value as measured at the end of the period. Any resulting charge is included in our statement of operations in the related period. Future increases in the quoted market value of the investment are not recognized until the underlying securities are sold.

6. Selected Balance Sheet Detail

Details of selected balance sheet accounts are as follows (in thousands):

Inventories comprise:

	December 31, 2007	March 31, 2008
Raw materials	$21,301	$28,141
Work in-process	14,742	10,878
Finished goods	8,419	14,812
Finished goods inventories held at logistics center	5,716	5,887
	$50,178	$59,718

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

Our allowance for excess and obsolete inventories includes a provision for finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In addition, our allowance includes a provision for die, work-in-process and finished goods inventories that exceed our estimated forecast for the next twelve to twenty four months. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, known product defects, planned or recent product revisions, end of life plans and diminished market demand. For excess inventory, we review inventory items in detail and consider our customer base requirements and market demand. While we have programs to minimize inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and those required to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Such changes in estimates could have a material impact on our financial position and results of operations. For the three months ended March 31, 2008, we sold previously written down inventory for a total of $1.6 million.

Accrued expenses and other liabilities comprise (in thousands):

	December 31, 2007	March 31, 2008
Accrued compensation and related items	$10,223	$8,247
Accrued adverse purchase commitments	111	443
Accrued commission	1,859	1,838
Accrued vendor invoices	(42)	212
Accrued income tax payable	180	142
Accrued warranty	358	209
Accrued legal and accounting fees	6,047	3,425
Other accrued liabilities	2,721	3,709
	$21,457	$18,225

Changes in the warranty reserves during the three months ended March 31, 2007 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Beginning balance	$298	$358
Provisions for warranty	1,074	43
Warranty returns	(677)	(135)
Rescreening, retesting and other settlements	(167)	(57)
Ending balance	$528	$209

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

7. Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2007 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $51.3 million. We have not recorded any liabilities as of March 31, 2008 related to these indemnities as no such claims have been made or asserted.

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

8. Contingencies

In January and February 2005 multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On May 9, 2008 plaintiff filed their second consolidated shareholder derivative complaint. Our response is due May 19, 2008. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a “Compact ISA-bus Interface”. The plaintiff seeks a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2008.

9. Line of Credit

On August 07, 2007, SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 90% of People’s Bank of China’s base rate (6.57% at March 31, 2008).  This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. During the period ending March 31, 2008 we repaid the balance on this line of credit in the amount of $6.9 million and as of March 31, 2008, SST China Limited has no outstanding balance against this line. We are in compliance with all terms of this facility agreement.

10. Goodwill and Intangible Assets:

Our goodwill and intangible assets include $11.2 million of goodwill and $16.5 million of identifiable intangible assets acquired from acquisitions made in 2004 and 2005 and $3.0 million of purchased intellectual property. The goodwill is not being amortized but is tested for impairment annually, as well as when an event or circumstance occurs indicating a possible impairment in value. In the first quarter of 2008, we reclassed approximately a net $23,000 in intellectual property into operating expense.

As of March 31, 2008, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(8,529)	$(384)	$2,878
Intellectual property	3,030	(128)	—	2,902
Trade name	1,198	(852)	—	346
Customer relationships	1,857	(1,491)	—	366
Backlog	811	(811)	—	—
Non-Compete Agreements	810	(643)	—	167
	$19,497	$(12,454)	$(384)	$6,659

As of December 31, 2007, our intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(7,996)	$(384)	$3,411
Intellectual property	3,053	(98)	—	2,955
Trade name	1,198	(792)	—	406
Customer relationships	1,857	(1,446)	—	411
Backlog	811	(811)	—	—
Non-Compete Agreements	810	(602)	—	208
	$19,520	$(11,745)	$(384)	$7,391

All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life of three to five years and will begin amortization as it is put into service. Trade names and backlogs have been assigned useful lives of five years, and one year, respectively. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense for intangible assets were $941,000 and $709,000 for the three months ended March 31, 2007 and 2008, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2008 remaining nine months	$2,481
2009	2,572
2010	1,040
2011	566
2012 and thereafter	—
$6,659

There was no change in the carrying amount of goodwill for the three months ended March 31, 2008 from December 31, 2007.

11. Segment Reporting

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

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
	Revenues	Gross Profit	Revenues	Gross Profit

Memory	$78,616	$15,063	$61,690	$12,675
Non-Memory	9,595	2,145	8,008	1,647
Technology Licensing	9,313	9,313	11,387	11,387
	$97,524	$26,521	$81,085	$25,709

12. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three months ended March 31, 2007 and 2008, and our related party accounts receivable and accounts payable and accruals as of December 31, 2007 and March 31, 2008 (in thousands):

	Revenues		Purchases
	March 31,		March 31,
	2007	2008	2007	2008
Silicon Technology Co., Ltd.	$265	$—	$—	$—
Apacer Technology, Inc. & related entities	765	724	—	—
Advanced Chip Engineering Technology, Inc.	—	—	—	207
Professional Computer Technology Limited & related entities	48,048	38,505	—	—
Grace Semiconductor Manufacturing Corp.	90	82	15,841	21,457
King Yuan Electronics Company, Limited	—	—	7,523	5,415
Powertech Technology, Incorporated	—	—	4,451	5,183
	$49,168	$39,311	$27,815	$32,262

	Trade Accounts Receivable		Account Payable and Accruals
	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008
Silicon Technology Co., Ltd.	$—	$—	$—	$—
Apacer Technology, Inc. & related entities	51	375	—	—
Advanced Chip Engineering Technology, Inc.	—	—	11	215
Professional Computer Technology Limited & related entities	36,789	18,644	624	375
Grace Semiconductor Manufacturing Corp.	172	141	8,490	11,201
King Yuan Electronics Company, Limited	—	—	5,509	4,068
Powertech Technology, Incorporated	—	—	3,861	3,449
	$37,012	$19,160	$18,495	$19,308

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

13. Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the first quarter of 2008 was a benefit of approximately $7.1million. This consists of a $7.9 million benefit due to a refund from an IRS settlement from an amended return, and $0.8 million charge related to foreign income and withholding taxes. The tax refund of $7.9 million included $6.1 million of tax and $1.8 million of interest.  Our tax provision for the first quarter of 2007 was approximately $0.7 million. This consists primarily of foreign income and withholding taxes.

The provision for income tax decreased approximately $7.8 million in the first quarter of 2008 as compared to the same period in 2007. The decrease is due primarily to an IRS settlement from an amended return. Since the tax position taken in the refund claim did not meet the more likely than not recognition threshold under FIN 48, thus we had not previously recognized the tax benefit of this position. Therefore, upon settlement with the IRS the entire amount of the refund is recorded as a benefit provision in the current quarter. There were no other material changes to our unrecognized tax benefits in the quarter. We do not anticipate any material changes to our uncertain tax positions over the next 12 months. We continue to include interest and penalties, if any, in tax expense.

14. Stock Repurchase Program

On February 6, 2008, we announced that our Board of Directors authorized management to repurchase up to $30 million of our common stock at any time commencing February 11, 2008.  The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time at our discretion. During the quarter ended March 31, 2008, we purchased and retired 2.2 million shares for an aggregated cost of $6.2 million.

15. Subsequent Event

On May 1, 2008, we completed our tender offer by which active employees who were option holders were offered the opportunity to amend or exchange their options to avoid the adverse tax consequences of Section 409A.  A total of 1,535,000 Section 409A shares were tendered and 4,855,000 underwater shares were tendered in exchange for a total of 1,981,000 new options issued. The new options have an exercise price of $3.19 per share, the closing price of our common stock as reported on the NASDAQ Global Market on May 1, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

We produce and sell many products based on our SuperFlash design and manufacturing process technology. Our products are incorporated into products sold by many well-known companies including Apple, Asustek, Cambridge Silicon Radio, Canon, Compal, Dell, Epson, First International Computer, FIC, Foxconn, or Honhai, Fujitsu, Funai, Garmin, Gigabyte, GN Netcom, Haier, Hewlett Packard, Huawei, Infineon, Intel, IBM, Inventec, JVC, Lenovo, Lexmark, LG Electronics, Lite-On IT, Matsushita, or Panasonic, Micronas, Motorola, NEC, Nintendo, Philips, Pioneer, Quanta, Sagem, Samsung, Sanyo, Seagate, Sony, Sony Ericsson, TCL, Thomson, TiVO, Toshiba, USI, Western Digital, and ZTE.

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

During the first quarter of 2008, we saw the first meaningful revenue from our NANDrive devices. While revenue from these devices was less than $100,000, it represented a substantial increase over the prior quarter and we expect to see further increases in the second quarter of 2008. During the first quarter of 2008, we introduced additional products to our NANDrive line to allow us to address industrial applications operating in harsh environments, including factory automation and in-cabin automotive electronics. We continue to work on many more design-in opportunities for this family of products. In the All-in-OneMemory area, we are also seeing strong interests from cell phone and industrial applications. We are focused on working with several customers to design in our first products. Due to the complexity of this product family, the design-in and qualification cycle is expected to be long. In 2007, we introduced an advanced wireless audio solution, MeleodyWing SP, which allows users to connect surround sound speakers wirelessly to their high-definition TVs at wire-equivalent sound quality. Customer interest continues to be favorable and the design-in activities are continuing. As wireless speaker products are a very new area in the consumer audio/visual industry, and several AV manufacturers had bad experience of high return rate in the past due to the poor quality of existing market wireless audio products, the potential volume accounts are very cautious in adopting any new wireless audio solutions. As such, we believe we will gradually increase shipments to small accounts to establish our track-record in quality and delivery before shipments with high volume accounts will start to occur. We continue to believe the strategy of investing in higher ASP products such as NANDrive, All-In-OneMemory and MelodyWing, will drive our revenue and gross profit growth over time.

During the first quarter of 2008, in addition to normal seasonality, we experienced softness in our memory business due to a combination of factors. We experienced push-outs of shipments by several of our high-volume customers, aggressive pricing due to inventory adjustments by competitors in the mobile phone market, and certain high-volume commodity customers that were turned away during the second half of 2007 due to product shortages did not purchase from us. Ongoing volatile macroeconomic conditions are prompting us to plan and guide conservatively for our business for the current quarter and the rest of the year. Overall, we expect that the near-term sluggishness in the market will continue through the second quarter, keeping our revenues fairly flat.

In the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to smaller process technologies that generally carry a lower cost per die. Wafer starts are primarily now in the 180 and 250 nanometer geometry. We began the 120-nanometer pilot production in the first quarter at Powerchip’s 8” line and began engineering lots on a 12” line. We also expect to begin the 120nm pilot production at Grace in the second quarter. As a result, the supply situation is improving and we expect to be able to meet the seasonal build in the second half of 2008.  By gradually converting a large portion of our products from 180 nanometer to 120 nanometer, we expect our unit output from both foundries to increase by the fourth quarter of this year.

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

Concentrations

We derived 87.7%, 88.8% and 85.2% of our net product revenues during 2006, 2007 and the first three months of 2008, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 20.1%, 17.8% and 22.5% of our net product revenues in 2006, 2007 and the first three months of 2008, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2006, 2007 and the first three months of 2008.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors, and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 48.5%, 60.3% and 51.1% of our product shipments in 2006, 2007 and the first three months of 2008, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 10.3%, 9.1% and 10.2% of our product shipments to end users in 2006, 2007 and the first three months of 2008, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under “Related Party Transactions.” Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2006, 2007 and the three months ended March 31, 2008, SPT serviced end customer sales accounting for 59.1%, 60.1% and 55.2% of our net product revenues recognized. As of December 31, 2006, 2007 and the three months ended March 31, 2008, SPT represented 68.9%, 65.3% and 54.5% of our net accounts receivable, respectively.

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

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the “Critical Accounting Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, we adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

Results of Operations: Three months ended March 31, 2008

Net Revenues (in thousands)

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Memory Revenue	$78,616	$86,360	$61,690	$(24,670)	(28.6)%	$(16,926)	(21.5)%
Non-Memory Revenue	9,595	9,274	8,008	(1,266)	(13.7)%	(1,587)	(16.5)%
Product revenues	88,211	95,634	69,698	(25,936)	(27.1)%	(18,513)	(21.0)%
Technology licensing	9,313	11,744	11,387	(357)	(3.0)%	2,074	22.3%
Total net revenues	$97,524	$107,378	$81,085	$(26,293)	(24.5)%	$(16,439)	(16.9)%

The following discussions are based on our reportable segments described in Note 11 of our unaudited condensed consolidated financial statements.

Memory Products

Memory revenue decreased 21.5% in the first quarter of 2008 from the fourth quarter of 2007 primarily due to a 20.7% decrease in unit shipments. Seasonal weakness in demand across all application categories from the post holiday-build season and industry over supply led to the results. Memory revenue decreased in the first quarter of 2008 compared to the first quarter of 2007 due to a 12.3% decrease in average selling prices and a 11.7% decrease in unit shipments. The decrease in average selling prices was primarily a result of product mix and continuing competitive pricing pressures in the NOR flash  markets.

Non-Memory Products

Non-memory revenue decreased 13.2% in the first quarter of 2008 from the fourth quarter of 2007 primarily due to a 26.2% decrease in unit shipments. The decrease was primarily due to lower unit shipments in first quarter of 2008 from decreased demand of smartcard ICs. The decrease in unit shipments was somewhat offset by a 21.2% increase in average selling prices due to product mix. Non-memory revenue decreased 16.5% in the first quarter of 2008 compared to the first quarter of 2007 due to a 36.1% decrease in unit shipments.  We expect revenue to fluctuate in non-memory business throughout 2008 as we expect to grow and diversify our revenue and customer base.

Technology Licensing Revenue

Technology license revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the first quarter of 2008 declined from the fourth quarter of 2007 due to slightly lower royalties. Technology licensing revenue for the first quarter of 2008 increased compared to the first quarter of 2007 as a result of higher royalties received. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands)

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Memory gross profit	$15,063	$21,078	$12,675	$(8,403)	(39.9)%	$(2,388)	(15.9)%
Memory gross margin	19.2%	24.4%	20.5%
Non-Memory gross profit	$2,145	$1,586	$1,647	$61	3.8%	$(498)	(23.2)%
Non-Memory gross margin	22.4%	17.2%	20.6%
Product gross profit	$17,208	$22,664	$14,322	$(8,342)	(36.8)%	$(2,886)	(16.8)%
Product gross margin	19.5%	23.7%	20.5%
Technology licensing gross profit	9,313	11,744	11,387	(357)	(3.0)%	2,074	22.3%
Technology licensing gross margin	100.0%	100.0%	100.0%
Total gross profit	$26,521	$34,408	$25,709	$(8,699)	(25.3)%	$(812)	(3.1)%
Total gross margin	27.2%	32.1%	31.7%

Product Gross Profit

Memory products

Gross profit for memory products decreased 39.9% in the first quarter of 2008 compared to the fourth quarter of 2007 largely due to a 20.7% decrease in the number of units shipped and a 9.5% decline in the average selling prices of these products. Serial flash devices led the declines in both units shipped and average selling prices. Compared to the first quarter of 2007, gross profit decreased by 15.9% due to a 12.3% decrease in average selling prices from product mix coupled with an 11.7% decrease in unit shipments.

Non-memory products

Gross profit for non-memory products increased 3.9% in the first quarter of 2008 compared to the fourth quarter of 2007 as average selling prices increased 21.2% offsetting a 26.2% decrease in unit shipments. In comparison to the first quarter of 2007, gross profit decreased 23.2% due to a 36.1% decline in unit shipments led by smartcard ICs. Average selling prices increased 21.2% to partially offset the decline.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2006, 2007 and the first three months ended March 31, 2008 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands)

Research and development

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Research and development	$13,491	$14,694	$15,612	$918	6.2%	$2,121	15.7%
Percent of revenue	13.8%	13.7%	19.3%

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation expense and other benefit-related costs and the cost of materials such as wafers and masks.

In comparison to the fourth quarter of 2007, research and development spending increased primarily due to an increases in masks and reticules costs of $516,000 as well as a $380,000 increase in evaluation parts as part of the ramp in new product introductions. For the three months ended March 31, 2008 in comparison to the same quarter in 2007, research and development spending increased due to higher wafer, mask and reticle costs of $741,000, evaluation parts of $349,000 and outside services of $227,000. Salaries and wages also rose $652,000 due to increased headcount. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Sales and marketing	$6,765	$7,535	$7,483	$(52)	(0.7)%	$718	10.6%
Percent of revenue	6.9%	7.0%	9.2%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related costs, as well as travel and entertainment expenses.

Sales and marketing expense decreased in the first quarter of 2008 compared to the fourth quarter of 2007 due to lower logistic center fees of $355,000. This decrease was partially offset by increased commission expense of $309,000. From the same period a year ago, sales and marketing expenses increased $718,000 for the quarter ended March 31, 2008 due to higher salaries and wages of $441,000 and payroll taxes of $215,000. Partially offsetting these were lower stock-based compensation expenses of $103,000. We expect that future sales and marketing expenses may increase in absolute dollars. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
General and administrative	$7,038	$6,154	$7,183	$1,029	16.7%	$145	2.1%
Percent of revenue	7.2%	5.7%	8.9%

General and administrative expenses mainly consist of salaries, stock-based compensation, and other-benefit related costs for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses increased in the first quarter of 2008 compared to the fourth quarter of 2007 primarily due to increased legal expenses of $237,000, a $232,000 increase in tax service fees, a $207,000 increase in executive bonuses, a $192,000 increase in stock based compensation expense and a $151,000 increase in company matching of 401k contributions.  In comparison to the first quarter of 2007, general and administrative expenses increased $145,000 for the quarter ended March 31, 2008 due to increases in salaries and wages of $132,000, payroll tax expenses of $254,000 and recurring legal expenses of $208,000. Partially offsetting these increases were decreases in outside services $213,000 and legal fees of $554,000 related to our independent stock option investigation. We anticipate that general and administrative expenses may increase in absolute dollars as we scale our facilities, infrastructure and headcount to support our overall expected growth.

Interest and Other income and expense, net

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Interest income	$1,830	$1,824	$1,302	$(522)	(28.6)%	$(528)	(28.9)%
Percent of revenue	1.9%	1.7%	1.6%

Interest income includes interest from our cash and short-term cash equivalents. For the first quarter ended March 31, 2008 in comparison to the fourth quarter of 2007, interest income declined due to decreases in short-term interest rates, For the three months ended March 31, 2008 in comparison to the same period in 2007, interest income fell due to sharply lower average interest rates. We expect that interest income will fluctuate due to changing economic conditions in the United States as well as fluctuating short-term interest rates.

Other income and expense, net

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Other income (expense), net	$(20)	$(79)	$(364)	$(285)	360.8%	$(344)	1720.0%
Percent of revenue	0.0%	0.0%	-0.3%

Other income (expense) for the periods presented includes translation gains and losses, and other miscellaneous transactions. In the first quarter ended March 31, 2008, we fully reserved a note receivable from a third party in the amount of $216,000 due to our expected inability to collect it. Also in the first quarter of 2008, we recorded a translation loss of $133,000 due to the weakness of the U.S. dollar. Other income (expense) will fluctuate significantly year to year but we do not expect it to have material impact to our consolidated statement of operations.

Interest expense

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Interest expense	$89	$132	$64	$(68)	(51.5)%	$(25)	(28.1)%
Percent of revenue	0.1%	0.1%	0.1%

Interest expense declined in the first quarter ended March 31, 2008 compared the same period a year ago and the fourth quarter ended December 31, 2007 as we paid down our credit line during the period and do not have any other significant outstanding debt. On August 7, 2007, SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 90% of People’s Bank of China’s base rate (6.57% at March 31, 2008).  This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. During the period ending March 31, 2008 we fully repaid the balance on this line of credit in the amount of $6.9 million and as of March 31, 2008, SST China Limited has no outstanding balance under this line. We are in compliance with all terms of this facility agreement.

Equity investments

	Three Months Ended
	March 31,	Dec 31,	March 31,	1Q08-Over-		1Q08-Over-
	2007	2007	2008	4Q07 Change		1Q07 Change
Pro rata share of loss from equity investments	$1,516	$1,727	$1,896	$169	9.8%	$380	25.1%

For the quarter ended March 31, 2008, our pro rata share of the loss in ACET was $1.9 million, compared to $1.5 million for the same period in the prior year and $1.7 million for the fourth quarter ended December 31, 2007.  Our total investment represents 38.5% of the outstanding equity of ACET at March 31, 2008.

Provision for Income Taxes

The provision for income tax for the first quarter of 2008 was a benefit of approximately $7.1 million. This consists primarily of an IRS settlement from an amended return and foreign income and withholding taxes. We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources (in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2008

Cash provided by (used in):
Operating activities	$1,261	$15,254
Investing activities	$(19,935)	$(32,019)
Financing Activities	$936	$(13,069)

Operating activities.  For the three months ended March 31, 2008, the primary sources of operating cash flows were a $22.2 million decrease in trade accounts receivable due to lower revenues in the current quarter. Offsetting these sources of cash flow was a $10.7 million increase in inventories due to decreased memory product sales  and $3.1 million decrease in accrued liabilities.

For the three months ended March 31, 2007, the primary sources of operating cash flows were a $16.0 million decrease in trade accounts receivable from related parties due to lower sales during the quarter and a $5.1 million decrease in inventories resulting from our continued focus on more effectively managing inventory levels and capacity constraints at one of our major foundries, Grace Semiconductor. Offsetting these sources of cash flow was a $25.6 million decrease in accounts payable.

Investing activities.  For the three months ended March 31, 2008, investing activities used $32.0 million in cash, primarily from the purchase of $32.4 million in available for sales investments and $1.7 million for the purchase of equity securities, partially offset by the $2.6 million sale of available for sale investments. For the three months ended March 31, 2007, investing activities used $19.9 million in cash, primarily from the purchase of $18.0 million in available for sales investments and $1.7 million for the purchase of equity securities.

Financing activities.  For the three months ended March 31, 2008, cash used by financing activities included the repurchase of common stock of $6.2 million and the repayment of our credit line of $6.9 million. For the three months ended March 31, 2007, cash provided by financing activities included the issuance of common stock of $1.3 million partially offset by capital lease payments of $300,000.

Principal sources of liquidity at March 31, 2008 consisted of $146.4 million of cash, cash equivalents and short-term available-for-sale investments.

Credit Market Risk

As of March 31, 2008, we held corporate bonds and of notes of $50.0 million and $34.1 million of government bonds and notes. These securities’ cash flows are funded by the principal and interest payments of the underlying corporate loans and federal, state and local governmental loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

Based on our current business plan, our cash and cash equivalents balances and our existing unused credit facilities are sufficient to cover our currently anticipated fiscal 2008 cash flow requirements.

As of March 31, 2008, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2007.

Purchase Commitments.  As of March 31, 2008, we had outstanding purchase commitments with our foundry vendors of $45.7 million for delivery in 2008. We have recorded a liability of $443,000 for adverse purchase commitments. In comparison, as of December 31, 2007, we had outstanding purchase commitments with our foundry vendors of $42.0 million for delivery in 2008, with a recorded liability of $111,000 for adverse purchase commitments.

Operating Capital Requirements.  We believe our cash balances, together with the funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. However, if we fail to execute to our business strategies, we could experience declines in our cash balances. We have secured a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used.  The interest rate for the line of credit is 90% of People’s Bank of China’s base rate (6.57% at March 31, 2008).  This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc. SST is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. As of March 31, 2008, SST China Limited has no outstanding balance against this line. We are in compliance with all terms of this facility agreement. There can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

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

Please also see Item 1A. “Risk Factors—Our operating results fluctuate materially  and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.”

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In addition, in July and October 2006, multiple shareholder derivative complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see Item 1A. “Risk Factors—We are engaged in derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.”

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2008.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are still evaluating the impact of this standard but do not expect the adoption of SFAS 161 to have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products, a decrease in the value of the U.S. dollar relative to foreign currencies could raise the costs to manufacture our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our equity investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of March 31, 2008 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of March 31, 2008, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of March 31, 2008 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$83,323	1.3%
Short-term available-for-sale—fixed rate	58,089	4.2%
Long-term available-for-sale—fixed rate	16,046	4.1%
	$162,458	2.6%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim annual statement will not be presented or detected on a timely basis.

At March 31, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual financial statements and to 2007 consolidated interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at March 31, 2008.

Remediation Plan for Material Weakness

We had previously decided that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We believe OSFM once completely implemented will provide the basis for the development of adequate controls over inventory. We continued to work on improving our controls in the inventory area in the first quarter of 2008 however, as of March 31, 2008 we have not completed our review, evaluation and remediation of the new system and the inventory controls surrounding OSFM.

In addition we plan to review the adequacy of our staffing and the technical knowledge and experience of our current staff as well as to improve the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In January and February 2005 multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On May 9, 2008 plaintiff filed their second consolidated shareholder derivative complaint. Our response is due May 19, 2008. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a “Compact ISA-bus Interface”. The plaintiff seeks a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. At this time, discovery has not yet commenced, and we intend to vigorously defend the suit.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2008.

Item 1A.  Risk Factors

Risks Related to Our Business

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the

Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2. to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee has reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and have restated our historical financial statements. The review of our historical stock option granting practices has also required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $12.0 million for the year ended December 31, 2007. In addition, the review diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Item 1. “Legal Proceedings,” several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. These or future similar complaints, or any future litigation or regulatory action may not result in the same conclusions reached by the Chairman of the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

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

Due to the independent review and resulting restatement we were unable to file our periodic reports with the SEC on a timely basis during 2007 and face the possibility of the delisting of our common stock from the NASDAQ Global Market. As a result of our failure to file our periodic reports on a timely basis, we are not eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months. In addition, if the NASDAQ Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to continue to list our stock on the NASDAQ Global Market. Despite our filing in January 2008 of our delinquent periodic reports we remain in violation of NASDAQ listing requirements due to our failure to hold an annual meeting of shareholders in 2007. Although we anticipate holding an annual meeting in June 2008, if our common stock is delisted the price of our common stock and the ability of our shareholders to trade our common stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

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

Although we were profitable for the year ended December 31, 2004, we incurred net losses for the years ended December 31, 2007, 2006, and 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2006, 2007 and the three months ended March 31, 2008 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2008, we had $59.7 million of net inventory on hand, an increase of $9.5 million, or 19.0%, from December 31, 2007. Total valuation adjustments to inventory and adverse purchase commitments were $2.8 million and $1.5 million in the three months ended March 31, 2007 and 2008, respectively. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of March 31, 2008, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006 and 2007, although there was price erosion in selected areas in the three months ended March 31, 2008. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2006, 2007 and the three months ended March 31, 2008, our international product and licensing revenues accounted for 94.7%, 94.3% and 92.1% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 87.7%, 88.8% and 85.2% of our net product revenues from Asia during 2006, 2007 and the three months ended March 31, 2008, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

Our cash and cash equivalents and short-term investment portfolio as of March 31, 2008 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. As of March 31, 2008, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under “Related Party Transactions and Balances” in our Annual Report on Form 10-K for the year ended December 31, 2007. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the years ended December 31, 2006, 2007 and the three months ended March 31, 2008, SPT serviced end customer sales accounting for 59.1%, 60.1% and 55.2% of our net product revenues recognized. As of December 31, 2006, 2007 and the three months ended March 31, 2008, SPT represented 68.9%, 65.3% and 54.5% of our net accounts receivable, respectively.

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

In order to grow, we need to increase our present manufacturing capacity. The existing capacity from Grace, HHNEC and TSMC available were insufficient during 2007. Events that we have not foreseen could arise which would further limit our capacity. Similar to our investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of March 31, 2008, we held 254 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2027 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2008.

During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock. We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see Item 3. “Legal Proceedings.”

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2007 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

The restatement of financial statements for the years ended December 31, 1997 through December 31, 2005 in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. However, as of December 31, 2006 and 2007 and the quarter ended March 31, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual and the quarter ended March 31, 2008 interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2006 and 2007. Because of this material weakness, our management concluded that, as of December 31, 2006 and 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting for the years ended December 31, 2006 and 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended March 31, 2008:

			Total Number of
	Total Number		Shares Purchased	Value That May
	of Shares	Average Price	As Part of Publicly	Yet be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan	Under the Plan
January 1, 2008 to Janauary 31, 2008	—	$—	—	$30,000,000
February 1, 2008 to February 29, 2008	420,000	$2.93	420,000	$28,768,000
March 1, 2008 to March 31, 2008	1,783,000	$2.77	1,783,000	$23,835,000

First Quarter Total	2,203,000	$2.80	2,203,000	$23,835,000

(1)                                  In the first quarter of fiscal 2008, our Board of Directors approved a share purchase program to repurchase up to $30 million of our common stock at any time commencing February 11, 2008.  The program does not obligate us to acquire shares at any particul price per share and may be suspended at any time at our discretion.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 12th day of May, 2008.

SILICON STORAGE TECHNOLOGY, INC.

By:	/S/ BING YEH
Bing Yeh
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/S/ JAMES B. BOYD
James B. Boyd
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)