Form 10-Q
period 2008-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2008-08-11
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares outstanding of Common Stock, no par value, as of July 31, 2008: 99,771,310

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net revenues:
Product revenues - unrelated parties	$35,554	$27,971	$74,687	$58,440
Product revenues - related parties	54,723	43,102	103,801	82,331
Technology licensing - unrelated parties	9,035	12,272	18,258	23,577
Technology licensing - related parties	31	355	121	437

Total net revenues	99,343	83,700	196,867	164,785

Cost of revenues:
Cost of revenues - unrelated parties	25,058	21,631	53,843	42,930
Cost of revenues - related parties	48,692	38,120	90,910	72,197

Total cost of revenues	73,750	59,751	144,753	115,127

Gross profit	25,593	23,949	52,114	49,658

Operating expenses:
Research and development	13,837	15,223	27,328	30,835
Sales and marketing	7,538	6,918	14,303	14,401
General and administrative	7,307	7,721	14,345	14,904
Other	4,005	—	4,005	—

Total operating expenses	32,687	29,862	59,981	60,140

Loss from operations	(7,094)	(5,913)	(7,867)	(10,482)

Interest income	1,825	1,097	3,655	2,399
Dividend income	30	23	30	23
Other income (expense), net	40	(114)	20	(478)
Interest expense	(113)	(30)	(202)	(94)
Gain on sale of equity investments	142	—	142	—

Loss before provision for income taxes and pro rata share of loss from equity investments	(5,170)	(4,937)	(4,222)	(8,632)
Provision for (benefit from) income taxes	418	2,390	1,164	(4,660)

Loss before pro rata share of loss from equity investments	(5,588)	(7,327)	(5,386)	(3,972)
Pro rata share of loss from equity investments	1,931	2,241	3,447	4,137

Net loss	$(7,519)	$(9,568)	$(8,833)	$(8,109)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.08)	$(0.08)

Shares used in per share calculation - basic and diluted	104,198	101,793	104,071	102,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$118,157	$74,372
Short-term available-for-sale investments	44,067	49,750
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $20 at December 31, 2007 and $200 at June 30, 2008	19,301	11,869
Trade accounts receivable-related parties	37,012	25,524
Inventories	50,178	64,843
Other current assets	6,055	6,166

Total current assets	274,770	232,524

Property and equipment, net	18,247	19,658
Long-term available-for-sale equity investments	36,160	34,619
Long-term available-for-sale debt securities	—	24,790
Equity investments, GSMC	23,150	23,150
Equity investments, ACET	20,756	18,516
Equity investments, others	10,645	10,542
Goodwill	11,221	11,221
Intangible assets, net	7,391	5,951
Other assets	1,125	1,765

Total assets	$403,465	$382,736

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$6,836	$—
Trade accounts payable-unrelated parties	23,572	23,663
Trade accounts payable-related parties	18,495	21,793
Accrued expenses and other liabilities	21,457	17,934
Deferred revenue	3,004	3,895

Total current liabilities	73,364	67,285

Taxes payable	6,194	8,069
Other liabilities	1,354	759

Total liabilities	80,912	76,113

Commitments (Note 7) and Contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares. Series A Junior Participating Preferred Stock, no par value	—	—
Designated: 450 shares
Issued and outstanding: none at December 31, 2007 and June 30, 2008
Common stock, no par value:
Authorized: 250,000 shares	434,905	427,130
Issued and outstanding: 104,198 shares at December 31, 2007 and 100,709 shares at June 30, 2008
Accumulated other comprehensive income	31,239	31,193
Accumulated deficit	(143,591)	(151,700)

Total shareholders’ equity	322,553	306,623

Total liabilities and shareholders’ equity	$403,465	$382,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(8,833)	$(8,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,446	5,423
Share-based compensation expense	3,034	3,097
Provision (credits) for doubtful accounts receivable	(96)	180
Provision for (release from) sales returns	(109)	68
Write-down of inventories and provision for adverse purchase commitments	6,264	6,173
Pro rata share of loss from equity investments	3,447	4,155
Impairment loss on notes receivable	—	216
Gain on sale of equity investments	(142)	—
Loss (gain) on disposal of property and equipment	1	(4)
Changes in operating assets and liabilities:	—	—
Trade accounts receivable–unrelated parties	4,899	7,174
Trade accounts receivable–related parties	13,462	11,498
Inventories	14,083	(19,651)
Other current and non-current assets	1,827	(183)
Trade accounts payable–unrelated parties	(9,761)	(285)
Trade accounts payable–related parties	(13,529)	3,298
Accrued expenses and other liabilities	1,890	(2,607)
Deferred revenue	72	891

Net cash provided by operating activities	21,955	11,334

Cash flows from investing activities:
Investments in notes receivable	(500)	(533)
Purchase of property and equipment	(3,738)	(5,220)
Proceeds from sale of property and equipment	—	15
Purchase of intellectual property license	(741)	—
Purchases of available-for-sale investments	(35,474)	(59,565)
Sales and maturities of available-for-sale and equity investments	20,062	29,035
Proceeds from dividend on equity method investment	—	15

Net cash used in investing activities	(20,391)	(36,253)

Cash flows from financing activities:
Borrowing against line of credit	1,036	—
Payments on line of credit	—	(6,943)
Issuance of shares of common stock	1,236	610
Repurchases of common stock	—	(11,922)
Principal payments of capital leases	(652)	(611)

Net cash provided by (used in) financing activities	1,620	(18,866)

Net increase (decrease) in cash and cash equivalents	3,184	(43,785)
Cash and cash equivalents at beginning of period	100,973	118,157

Cash and cash equivalents at end of period	$104,157	$74,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 18, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing standards until January 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141(R) on our consolidated financial position, results of operations and cash flows.

2. Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

Assets and liabilities measured at fair value as of June 30, 2008 are summarized below (in thousands):

Description	Level 1	Level 2	Level 3	Total
Money market funds	$10,581	$—	—	$10,581
Short term available-for-sale investments	5,006	44,744	—	49,750
Long term available-for-sale investments	34,619	24,790	—	59,409

Total	$50,206	$69,534	—	$119,740

Effective January 1, 2008, we adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS No. 159.

3. Computation of Net Loss Per Share

We have computed and presented net loss per share under two methods, basic and diluted. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive). A reconciliation of the numerator and the denominator of basic and diluted net loss per share follows, (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator for basic and diluted net loss per share:
Net loss, as reported	$(7,519)	$(9,568)	$(8,833)	$(8,109)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	104,198	101,793	104,071	102,698

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.08)	$(0.08)

Stock options to purchase 9,816,134 shares of common stock were outstanding as of June 30, 2008 with a weighted average exercise price of $4.59 and stock options to purchase 11,911,039 shares of common stock were outstanding as of June 30, 2007 with a weighted average exercise price of $6.73. These stock options were not included in the computation of diluted net loss per share for the three months and six months ended June 30, 2008 and 2007 because we had a net loss for these periods.

4. Stockholders’ Equity and Share-based Compensation

2008 Equity Incentive Plan

At our Annual Meeting of Shareholders held on June 27, 2008, our shareholders approved our 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan authorizes the issuance or grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards, performance cash awards and other stock awards to our employees, officers, directors and consultants and is intended as the successor to and continuation of our 1995 Equity Incentive Plan, or the 1995 Plan. Following the approval of the 2008 Plan by our shareholders, no additional stock awards may be granted under the 1995 Plan. All outstanding stock awards granted under the 1995 Plan will remain subject to the terms of the 1995 Plan. As of June 27, 2008, the total number of shares of our common stock reserved for issuance under the 2008 Plan consisted of 5,000,000 shares plus 9,307,099 shares that are subject to outstanding stock awards under the 1995 Plan that may become available for grant under the 2008 Plan if they expire or terminate for any reason prior to exercise or settlement under the 1995 Plan. Unless sooner terminated by the Board of Directors, the 2008 Plan shall automatically terminate on April 24, 2018, the day before the tenth anniversary of the date the 2008 Plan was adopted by the Board. The Board of Directors may also amend the 2008 Plan at any time subject to applicable laws and regulations, including the rules and regulations of The NASDAQ Stock Market LLC. In general, no amendment or termination of the 2008 Plan may adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant.

Tender Offer

In May 2008, we completed an offer to amend eligible 409A options and to replace underwater stock options, or the Offer, outstanding under our 1995 Plan. Executive officers and members of the Board of Directors were not eligible to participate. The Offer consisted of two parts, an Offer to Amend and an Offer to Replace. The first part consisted of an amendment of the price of certain stock options with exercise prices that may have been lower than the fair market value of our common stock on the applicable grant date, as determined for tax purposes, or the Offer to Amend. These options, or the Eligible 409A Options, if not amended may therefore have been subject to adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended. These options were amended to reflect the fair market value per share of our common stock on the revised measurement date determined for that option for financial accounting purposes.

The second part of the Offer consisted of an exchange of certain stock options, or Eligible Underwater Options, with new vesting terms, or the Offer to Replace. If the Eligible Underwater Option was 100% vested on May 1, 2008, the new option is subject to a one-year cliff vest, with 100% of the new option vesting on May 1, 2009, subject to continued employment. If the Eligible Underwater Option was not fully vested on May 1, 2008, the new option is subject to a four-year vest, with 25% of the new option vesting on May 1, 2009, and 1/48th of the new option vesting monthly thereafter, subject to continued employment through and on each such date.

Pursuant to the Offer to Amend, we accepted for amendment Eligible 409A Options to purchase 1,534,668 shares of common stock. Pursuant to the Offer to Replace, we accepted for replacement Eligible Underwater Options to purchase 4,854,673 shares of common stock and we issued new options to purchase 1,980,937 shares of common stock. The new options have an exercise price of $3.19 per share, the closing price of our common stock as reported on the NASDAQ Global Market on May 1, 2008.

As a result of the Offer, we compared the fair value of the modified awards to the fair value of the original awards immediately before the modification. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123 (R), we are required to recognize as compensation expense any incremental fair value resulting from the modification over the awards’ remaining vesting period, or immediately if the award is fully vested. The total number of options modified under the Offer was 5,186,208 shares. We expect to incur an additional charge of approximately $0.6 million related to the total incremental compensation cost resulting from the modifications of unvested options over their remaining vesting periods of up to approximately 4 years. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations.

Share-based Compensation

We follow the accounting provisions of SFAS No. 123 (R), for share-based awards granted under our plans using the estimated grant date fair value method of accounting in accordance with SFAS No. 123 (R). We recognize share-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. The amount of recognized compensation expense for our stock option plans is adjusted based upon an estimated forfeiture rate which is derived from historical data.

The impact on our results for share-based compensation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Cost of goods sold	$160	$79	$298	$144
Research and development	741	841	1,525	1,319
Sales and marketing	268	269	543	442
General and administrative	329	795	713	1,192

Effect on net income	$1,498	$1,984	$3,079	$3,097

Share-based compensation of $54,000 and $157,000 was capitalized in inventory as of December 31, 2007 and June 30, 2008, respectively. The tax benefit from the exercise of options was $0 for the second quarter and first half of 2007 and 2008. Included in share-based compensation for the second quarter and first half of 2008 is a charge of $698,000 for fully vested restricted stock awards granted in the second quarter of 2008. No restricted stock awards were granted during 2007.

As of June 30, 2008, we had unrecognized share-based compensation expense from stock options of $5.7 million excluding estimated forfeitures.

The following assumptions were used during the three and six months ended June 30, 2008 and 2007 to estimate the fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and assumptions noted in the following table. We estimated stock price expected volatility using our historical stock volatility experienced in our stock prices. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the simplified method of calculating expected life for new grants, as described in Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB No. 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option, or SAB No. 110.

During the three and six months ended June 30, 2007 and 2008, assumptions used in the fair value of each option made under our equity award plans are reflected in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2008	2007	2008
Equity Incentive Plan
Risk-free interest rate	4.5%	3.0%-3.1%	4.5%-4.7%	3.0%-3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.8%	53.1%-63.1%	70.8%-73.4%	53.1%-63.8%
Expected life	6.0 yrs	4.8-6.1 yrs	6.0 yrs	4.8-6.1 yrs

5. Investments

We consider investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Substantially all of our cash and cash equivalents are in the custody of three major financial institutions. Short-term investments are diversified and primarily consist of investment grade securities that: 1) mature within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operating activities.

Short and long-term investments are classified as available-for-sale and carried at fair value based on quoted market prices. Investments are recorded net of unrealized gains or losses and the related tax impact thereon. Unrealized gains or losses are reported in shareholders’ equity as a component of accumulated other comprehensive income. Unrealized gains of $31.3 million and $29.7 million were recorded in accumulated other comprehensive income at December 31, 2007 and June 30, 2008, respectively.

Available-for-sale investments at their estimated fair value and contractual maturities as of June 30, 2008 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Estimated Fair Value
Corporate bonds and notes	$4,996	$9	$5,005
Government bonds and notes	69,506	29	69,535
Foreign listed equity securities	4,945	29,674	34,619

Total bonds, notes and equity securities	$79,447	$29,712	$109,159

Contractual maturity dates for investments in bonds and notes:
Less than one year			$49,750
One to five years			24,790

			$74,540

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2007 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$9,955	$—	$(5)	$9,950
Government bonds and notes	34,055	62	—	34,117
Foreign listed equity securities	4,945	31,215	—	36,160

Total bonds, notes and equity securities	$48,955	$31,277	$(5)	$80,227

Contractual maturity dates for investments in bonds and notes:
Less than one year				$44,067
One to five years				—

				$44,067

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. All bonds and notes currently held have contractual maturity dates within two years.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of June 30, 2008 and December 31, 2007 the carrying value of these investments was $52.2 million and $54.6 million, respectively.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in “Long-term available-for-sale equity investments.” The shares that are not available for resale within one year of the balance sheet date, due to local securities regulations, are recorded at cost and included in “Equity investments, other”. If a decline in value is judged to be other than temporary, it is reported as an impairment of equity investments. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

We have an equity ownership position of approximately 38.5% in Advanced Chip Engineering Technology Inc., or ACET, as of June 30, 2008, with a carrying value of $18.5 million. We account for our investment in ACET under the equity method of accounting by including ACET’s reported net loss in our condensed consolidated statement of operations in the line item titled “Pro rata share of loss from equity investments”. We recorded $2.2 million and $4.1 million as our pro rata share of loss in ACET for the three and six months ended June 30, 2008, respectively. We recorded $1.9 million and a $3.4 million pro rata share of loss in ACET for the three and six months ended June 30, 2007.

The table below presents summarized information regarding ACET’s results of operation without any pro-rata adjustments for our percentage ownership of the outstanding equity of ACET (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Net sales	$299	$648	$445	$1,265

Gross loss	$(2,223)	$(3,740)	$(4,305)	$(6,621)

Net loss	$(3,400)	$(5,646)	$(6,467)	$(10,397)

We have an equity ownership position of approximately 9.8% in Grace Semiconductor Manufacturing Corporation, or GSMC, as of June 30, 2008 with a carrying value of $23.2 million.

6. Selected Balance Sheet Detail

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis, which approximates actual costs on a first-in, first-out basis. Market value is based upon estimated future average selling prices reduced by average cost to complete the sale. We may be forced to take additional write-downs for excess or obsolete inventory in future quarters if inventory levels exceed forecasted customer orders.

Inventories are as follows (in thousands):

	December 31, 2007	June 30, 2008
Raw materials	$21,301	$33,183
Work in-process	14,742	12,584
Finished goods	8,419	13,480
Finished goods inventories held at logistics center	5,716	5,596

	$50,178	$64,843

Accrued expenses and other liabilities are as follows (in thousands):

	December 31, 2007	June 30, 2008
Accrued compensation and related items	$10,223	$8,990
Accrued adverse purchase commitments	111	1,195
Accrued commission	1,859	1,002
Accrued income tax payable	180	561
Accrued warranty	358	335
Accrued legal and accounting fees	6,047	2,615
Other accrued liabilities	2,679	3,236

	$21,457	$17,934

Our products are generally subject to warranty. A provision of the estimated future cost related to warranty expense is recorded at the time of product shipment. Our warranty obligation is based on historical claims compared to historical revenues for the appropriate class of product. Changes in the warranty reserves during the six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Six Months Ended June 30,
	2007	2008
Beginning balance	$298	$358
Provisions for warranty	1,385	560
Warranty returns	(919)	(299)
Re-screening, retesting and other settlements	(394)	(284)

Ending balance	$371	$335

7. Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2008 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $51.3 million. We have not recorded any liabilities as of June 30, 2008 related to these indemnities as no such claims have been made or asserted.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated.

8. Contingencies

In January and February 2005 multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We filed a demurrer on May 12, 2008, which is scheduled to be heard on August 29, 2008. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On May 9, 2008 plaintiff filed their second consolidated shareholder derivative complaint. Our response is due August 29, 2008. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of June 30, 2008.

9. Line of Credit

On August 7, 2007, SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People’s Bank of China’s base rate (6.57% at June 30, 2008). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc., which is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. At June 30, 2008, we have no outstanding balance against this line of credit. We are in compliance with all terms of this facility agreement.

10. Goodwill and Intangible Assets:

Goodwill and intangible assets include $11.2 million of goodwill, $3.1 million of net identifiable intangible assets acquired from acquisitions made in 2004 and 2005 and $2.9 million of net purchased intellectual property. The goodwill is not being amortized but is tested annually for impairment. We review intangible assets for adjustments when an event or circumstance occurs indicating a possible impairment in value.

Intangible assets consisted of the following (in thousands):

	December 31, 2007				June 30, 2008
	Cost	Accumulated Amortization	Accumulated Impairment	Net	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(7,996)	$(384)	$3,411	$11,791	$(9,062)	$(384)	$2,345
Intellectual property	3,053	(98)	—	2,955	3,030	(158)		2,872
Trade name	1,198	(792)	—	406	1,198	(912)		286
Customer relationships	1,857	(1,446)	—	411	1,857	(1,536)		321
Non-compete agreements	810	(602)	—	208	810	(683)		127

	$18,709	$(10,934)	$(384)	$7,391	$18,686	$(12,351)	$(384)	$5,951

Intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life of three to five years and will begin amortization as it is put into service. Trade names have been assigned useful lives of five years. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense related to intangible assets was $0.7 million and $1.4 million for the second quarter and first half of 2008, respectively. Comparatively, amortization expense was $0.9 million and $1.8 million for the second quarter and first half of 2007, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2008 (remaining six months)	$1,517
2009	2,403
2010	1,026
2011	824
2012 and thereafter	181

Total expected amortization expense	$5,951

There was no change in the carrying amount of goodwill for the six months ended June 30, 2008 from December 31, 2007.

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

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$81,299	$14,789	$60,883	$9,799
Non-Memory	8,978	1,738	10,190	1,523
Technology Licensing	9,066	9,066	12,627	12,627

	$99,343	$25,593	$83,700	$23,949

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$159,915	$29,852	$122,573	$22,474
Non-Memory	18,573	3,883	18,198	3,170
Technology Licensing	18,379	18,379	24,014	24,014

	$196,867	$52,114	$164,785	$49,658

12. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and six months ended June 30, 2007 and 2008, and our related party accounts receivable and accounts payable and accruals as of December 31, 2007 and June 30, 2008 (in thousands):

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Silicon Technology Co., Ltd.	$15	$—	$280	$—
Apacer Technology, Inc. & related entities	610	1,135	1,375	1,859
Silicon Professional Technology Ltd.	54,098	41,967	102,146	80,472
Grace Semiconductor Manufacturing Corp.	31	355	121	437

	$54,754	$43,457	$103,922	$82,768

	Purchases
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Advance Chip Engineering Technology, Inc.	$—	$335	$—	$542
Grace Semiconductor Manufacturing Corp.	16,222	21,347	32,094	42,804
King Yuan Electronics Company, Limited	4,652	6,161	12,175	11,576
Powertech Technology, Incorporated	4,540	5,079	8,991	10,262

	$25,414	$32,922	$53,260	$65,184

	Trade Accounts Receivable		Accounts Payable and Accruals
	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008
Advance Chip Engineering Technology, Inc.	$—	$—	$11	$320
Apacer Technology, Inc. & related entities	51	535	—	—
Professional Computer Technology Limited	—	—	—	257
Silicon Professional Technology Ltd.	36,789	24,864	624	222
Grace Semiconductor Manufacturing Corp.	172	125	8,490	11,910
King Yuan Electronics Company, Limited	—	—	5,509	5,897
Powertech Technology, Incorporated	—	—	3,861	3,187

	$37,012	$25,524	$18,495	$21,793

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

13. Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net loss	$(7,519)	$(9,568)	$(8,833)	$(8,109)
Net unrealized gains (losses) on investments, net of tax	3,696	(2,990)	2,058	(1,560)
Cummulative translation adjustment	53	134	(203)	1,514

Total comprehensive loss	$(3,770)	$(12,424)	$(6,978)	$(8,155)

14. Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2008. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision for the three and six months ended June 30, 2008 was approximately $2.4 million and a benefit of $4.7 million, respectively. The six month provision consists of a $7.9 million benefit due to a refund from an IRS settlement from an amended return, partially offset by a $3.2 million charge related to foreign income and withholding taxes. The tax refund of $7.9 million included $6.1 million of tax and $1.8 million of interest. Our tax provision for the three and six months ended June 30, 2007 was $0.4 million and $1.2 million, respectively. This consists primarily of foreign income and withholding taxes.

The provision for income tax decreased approximately $5.9 million for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is due primarily to an IRS settlement from an amended return partially offset by other increases due to current year unrecognized tax benefits. Since the tax position taken in the refund claim did not meet the more likely than not recognition threshold under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had not previously recognized the tax benefit of this position. Therefore, upon settlement with the IRS the entire amount of the refund was recorded as a benefit provision in the first quarter. We do not anticipate any material changes to our uncertain tax positions over the next 12 months. We continue to include interest and penalties, if any, in tax expense.

15. Stock Repurchase Program

In January, 2008, our Board of Directors approved a stock repurchase program of up to $30.0 million of our common stock. The program commenced February 11, 2008 and we may repurchase shares at any time. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time and at our discretion. The repurchased shares are not available for reissuance.

The following cumulative repurchases under the above program were completed in the periods presented below (in thousands):

Three Months Ended	Number of Shares Repurchased	Agregate Cost of Shares Repurchased (1)
March 31, 2008	2,204	$6,164
June 30, 2008	1,861	5,758

Program to date as of June 30, 2008	4,065	$11,922

(1)	Includes broker commissions.

16. Subsequent Events

1995 Non-Employee Directors Stock Option Plan

In July 2008, our Board of Directors terminated the 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, such that no further stock awards will be made pursuant the Directors’ Plan. As of the termination date, 498,498 shares were subject to outstanding stock awards and will remain subject to the terms of the Directors’ Plan until their exercise or expiration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 18, 2008.

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

Business Overview

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

We produce and sell many products based on our SuperFlash design and manufacturing process technology. Our products are incorporated into products sold by many well-known companies including Apple, Asustek, Cambridge Silicon Radio, Canon, Compal, Dell, Epson, Foxconn (or Honhai), Fujitsu, Funai, Garmin, Gigabyte, GN Netcom, Haier, Hewlett Packard, Huawei, Infineon, Intel, IBM, Inventec, JVC, Lenovo, Lexmark, LG Electronics, Lite-On IT, Matsushita (or Panasonic), Micronas, Motorola, NEC, Nintendo, Philips, Pioneer, Quanta, Sagem, Samsung, Sanyo, Seagate, Sony, Sony Ericsson, TCL, Thomson, TiVO, Toshiba, USI, Western Digital and ZTE.

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

Operations Overview

During the first half of 2008, we saw the first meaningful revenue from our NANDrive devices. While revenue from these devices was just over $600,000, it represented a substantial increase over 2007 and we expect to see further increases in the second half of 2008. During the second quarter of 2008, we introduced additional products to our NANDrive line and are currently shipping into applications including industrial PCs, POS terminals, mobile internet devices, network security and IP set-top boxes. We believe this family of products has opportunities in several other applications, and we continue to work on many design-in opportunities. Also in the second quarter, we continue to advance our new All-in-OneMemory product family through the development phase and are focused on working with several customers to design in our first products. Due to the complexity of both these new product families, the design-in and qualification cycle is expected to be long.

During the second quarter of 2008, in addition to normal seasonality, we experienced softness in our memory business due to a combination of factors. Although demand for our products was strong, and unit shipments increased in the digital consumer, networking and wireless communications segments, average selling prices trended down. This is a result of both increasing competitive dynamics in the NOR flash market, as well as our focus on regaining market share. We expect average selling prices for our memory products to continue to decline in the second half of 2008. We experienced aggressive pricing due to inventory adjustments by competitors in the mobile phone market, and certain high-volume commodity customers that were turned away during the second half of 2007, due to product shortages, generally did not purchase from us. These were the primary reasons for our decline in revenue in the second quarter of 2008 compared to the second quarter of 2007.

In the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to more advanced process technologies that generally carry a lower cost per die. Wafer starts are primarily now in the 180 and 250 nanometer geometry. In the second quarter, we began 120 nanometer production on Powerchip Semiconductor Corporation’s 8” line and began pilot production on their 12” line. Also in the second quarter, we began 120 nanometer pilot production at Grace Semiconductor Manufacturing Corporation. As a result, the supply situation is improving and we expect to be able to meet the seasonal build in the second half of 2008. By gradually converting our products from 180 nanometer to 120 nanometer, we expect our unit output from both foundries to increase by the fourth quarter of this year.

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

Concentrations

We derived 88.8% and 87.0% of our net product revenues during the year ended December 31, 2007 and in the first half of 2008, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 17.8% and 19.9% of our net product revenues in the year ended December 31, 2007 and in the first half of 2008, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2007 or in the first half of 2008.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 60.3% and 53.3% of our product shipments in the year ended December 31, 2007 and in the first half of 2008, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 9.1% and 7.4% of our product shipments to end users in the year ended December 31, 2007 and in the first half of 2008, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under Note 12, “Related Party Transactions.” Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as sold to our end customers by SPT. For the year ended December 31, 2007 and in the first half of 2008, SPT serviced end customer sales accounting for 60.1% and 57.4% of our net product revenues recognized. At December 31, 2007 and June 30, 2008, SPT represented 65.3% and 66.5% of our net accounts receivable, respectively.

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

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the “Critical Accounting Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to our critical accounting estimates, except for the item discussed below:

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination). Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Results of Operations:

Net Revenues (in thousands, except percentages)

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change			2Q08-Over-1Q08 Change
Memory revenue	$81,299	$61,690	$60,883	$(20,416)	(25.1)%		$(807)	(1.3)%
Non-memory revenue	8,978	8,008	10,190	1,212	13.5%		2,182	27.2%

Product revenues	90,277	69,698	71,073	(19,204)	(21.3	) %	1,375	2.0%
Technology licensing	9,066	11,387	12,627	3,561	39.3%		1,240	10.9%

Total net revenues	$99,343	$81,085	$83,700	$(15,643)	(15.7	) %	$2,615	3.2%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over-2Q07 Change
Memory revenue	$159,915	$122,573	$(37,342)	(23.4)%
Non-memory revenue	18,573	18,198	(375)	(2.0)

Product revenues	178,488	140,771	(37,717)	(21.1)
Technology licensing	18,379	24,014	5,635	30.7

Total net revenues	$196,867	$164,785	$(32,082)	(16.3	) %

The following discussions are based on our reportable segments described in Note 11 of our unaudited condensed consolidated financial statements.

We offer low-to-medium density NOR flash memory devices (256 Kbit to 64 Mbit) and other products that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are defined largely based upon attributes such as density, voltage, access speed, package and target application. We divide our products into two reportable segments: Memory Products and Non-Memory Products.

Our Memory Products segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash family, or MPF, the Multi-Purpose Flash Plus family, or MPF+, the Concurrent SuperFlash family, or CSF, the Firmware Hub family, or FWH, the Serial Flash family, the ComboMemory family, the Many-Time Programmable family, or MTP, and the Small Sector Flash family, or SSF.

Our Non-Memory Products segment includes other semiconductor products including flash microcontrollers, smartcard ICs and modules, radio frequency ICs and modules, NAND controllers and NAND-controller based modules.

Memory Products

Memory product revenue decreased 1.3% in the second quarter of 2008 from the first quarter of 2008, with a 3.8% decrease in average selling prices largely offset by an increase in unit shipments of 2.4%. Weakness in the wireless segment resulted in a 40.4% decrease in revenue from our ComboMemory products, while revenue for serial flash devices increased 21.6% on higher unit shipments and average selling prices. Memory product revenue decreased 25.1% in the second quarter of 2008 compared to the second quarter of 2007 primarily due to an 18.5% decrease in unit shipments and a decrease in average selling prices of 7.0%. The decrease in average selling prices was primarily the result of product mix coupled with some price erosion from continuing competitive pressures in the low density markets. Memory product revenue decreased 23.4% in the first half of 2008 compared to the first half of 2007 primarily due to a 15.3% decrease in unit shipments and a decrease in average selling prices of 9.4%. We anticipate that memory product revenues may fluctuate significantly in the future.

Non-Memory Products

Non-memory product revenue increased 27.2% in the second quarter of 2008 from the first quarter of 2008 primarily due to a 71.1% increase in unit shipments, which was partially offset by a 20.7% decrease in average selling prices. Non-memory revenue increased 13.5% in the second quarter of 2008 compared to the second quarter of 2007 due to an 18.7% increase in unit shipments, which was partially offset by a 5.0% decrease in average selling prices. Non-memory product revenue decreased 2.0% in the first half of 2008 compared to the first half of 2007 due to a 9.9% reduction in unit shipments, which was partially offset by an increase in average selling prices of 4.9%. We expect non-memory product revenue to fluctuate throughout 2008 due to the start-up nature of our new product lines and diversification in our customer base.

Technology Licensing Revenue

Technology licensing revenue includes a combination of up-front fees and royalties. Technology licensing revenue increased 10.9% in the second quarter of 2008 from the first quarter of 2008, 39.3% in the second quarter of 2008 compared to the second quarter of 2007 and 30.7% in the first half of 2008 compared to the first half of 2007, primarily due to increased demand for our licensees’ products. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands, except percentages)

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change			2Q08-Over- 1Q08 Change
Memory gross profit	$14,789	$12,675	$9,799	$(4,990)	(33.7	)%$	(2,876)	(22.7)%
Memory gross margin	18.2%	20.5%	16.1%
Non-memory gross profit	1,738	1,647	1,523	(215)	(12.4)%		(124)	(7.5)%
Non-memory gross margin	19.4%	20.6%	14.9%

Product gross profit	16,527	14,322	11,322	(5,205)	(31.5)%		(3,000)	(20.9)%
Product gross margin	18.3%	20.5%	15.9%
Technology licensing gross profit	9,066	11,387	12,627	3,561	39.3%		1,240	10.9%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$25,593	$25,709	$23,949	$(1,644)	(6.4	) %$	(1,760)	(6.8	) %

Total gross margin	25.8%	31.7%	28.6%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Memory gross profit	$29,852	$22,474	$(7,378)	(24.7)%
Memory gross margin	18.7%	18.3%
Non-memory gross profit	3,883	3,170	(713)	(18.4)%
Non-memory gross margin	20.9%	17.4%

Product gross profit	33,735	25,644	(8,091)	(24.0)%
Product gross margin	18.9%	18.2%
Technology licensing gross profit	18,379	24,014	5,635	30.7%
Technology licensing gross margin	100.0%	100.0%

Total gross profit	52,114	49,658	(2,456)	(4.7)%

Total gross margin	26.5%	30.1%

Product Gross Profit

Memory products

Gross profit for memory products decreased 22.7% in the second quarter of 2008 compared to the first quarter of 2008, primarily due to write-downs on our ComboMemory products in the second quarter of 2008, in response to declining average selling prices. Compared to the second quarter of 2007, gross profit decreased by 33.7%, largely due to the write-downs on ComboMemory, as well as decreases of 18.5% in unit shipments and decreases of 7.0% in average selling prices. Multi-Purpose Flash devices and ComboMemory led the declines in both units shipped and average selling prices, while a slight decline in unit shipments of serial flash devices was offset by improved average selling prices. Memory product gross profit decreased 24.7% in the first half of 2008 compared to the first half of 2007, primarily due to a 15.3% decrease in unit shipments and a 9.4% decrease in average selling prices, led by Multi-Purpose Flash.

Non-memory products

Gross profit for non-memory products decreased 7.5% in the second quarter of 2008 compared to the first quarter of 2008 as average selling prices decreased 20.7%, offsetting a 71.1% increase in unit shipments. In comparison to the second quarter of 2007, gross profit decreased 12.4% primarily due to decreases in average selling prices of 22.0% for smartcard ICs and 21.6% for NAND controller products. Unit shipments for non-memory products increased 18.7% to partially offset the decline. Gross profit decreased 18.4% in the first half of 2008 compared to the first half of 2007, primarily due to a 9.9% decrease in unit shipments.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007 and the first half of 2008 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands, except percentages)

Research and development

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
Research and development	$13,837	$15,612	$15,223	$1,386	10.0%	$(389)	(2.5)%
Percent of revenue	13.9%	19.3%	18.2%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Research and development	$27,328	$30,835	$3,507	12.8%
Percent of revenue	13.9%	18.7%

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, stock-based compensation and other benefit-related expenses, software and intellectual property licenses, the cost of materials such as wafers and masks and the cost of design and development tools.

Research and development expenses for the second quarter of 2008 decreased by $389,000, or 2.5% due primarily to expense decreases of $657,000 for product related expenses including wafers, masks and evaluation parts, and seasonal decreases of $385,000 for employee benefits including 401(k) contributions. These decreases were partially offset by increased expenses for intellectual property licenses of $262,000 and stock based compensation of $364,000. Research and development expenses for the second quarter of 2008 increased by $1,386,000, or 10% from the second quarter of 2007, due primarily to increases of $794,000 for product related expenses, and software and intellectual property licenses of $476,000. Research and development expenses for first half of 2008 increased by $3,507,000, or 12.8% from the first half of 2007 due to higher product related expenses of $1,881,000 and software and intellectual property licenses of $680,000. Compensation expenses also increased by $726,000, due to a year over year increase in headcount within research and development. We expect that research and development expenses will fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
Sales and marketing	$7,538	$7,483	$6,918	$(620)	(8.2)%	$(565)	(7.6)%
Percent of revenue	7.6%	9.2%	8.3%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Sales and marketing	$14,303	$14,401	$98	0.7%
Percent of revenue	7.3%	8.7%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related expenses, as well as travel and entertainment expenses.

Sales and marketing expenses for the second quarter of 2008 decreased $565,000, or 7.6% from the first quarter of 2008 primarily due to lower commissions and logistic center fees of $189,000 and compensation expenses of $326,000. Sales and marketing expenses for the second quarter of 2008 decreased by $620,000, or 8.2% from the second quarter of 2007 primarily due to lower commissions and logistics center fees of $313,000 and compensation expenses of $321,000. These decreases in commissions and logistics center fees and compensation expenses are consistent with declining product revenues for the second quarter of 2008, as compared with in the second quarter of 2007. Sales and marketing expenses for the first half of 2008 increased by $98,000, or 0.7% from the first half of 2007, with increases in compensation expenses of $228,000 and employee benefits expenses of $340,000 offset by a reduction in commissions and logistic center fees of $508,000. We expect that future sales and marketing expenses may increase in absolute dollars to support introduction of new products. In addition, fluctuations in revenues will cause fluctuations in sales and marketing expenses due to our commission expenses.

General and administrative

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
General and administrative	$7,307	$7,183	$7,721	$414	5.7%	$538	7.5%
Percent of revenue	7.4%	8.9%	9.2%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
General and administrative	$14,345	$14,904	$559	3.9%
Percent of revenue	7.3%	9.0%

General and administrative expenses mainly consist of employee salaries, stock-based compensation, and other benefit-related expenses for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses for the second quarter of 2008 increased $538,000, or 7.5% from the first quarter of 2008 primarily due to increases in compensation and employee benefits of $181,000, stock-based compensation of $383,000 and bad debt expense of $188,000, which was partially offset by a decrease in outside services of $212,000. General and administrative expenses for the second quarter of 2008 increased by $414,000, or 5.7% from the second quarter of 2007 primarily due to increases in stock-based compensation of $452,000 and bad debt expenses of $225,000, which were partially offset by a decrease in outside services of $269,000. General and administrative expenses for the first half of 2008 increased by $559,000, or 3.9% from the first half of 2007 primarily due to increases in compensation and employee benefits of $386,000, stock-based compensation of $467,000, payroll taxes related to stock-based compensation of $223,000 and bad debt expenses of $267,000. These increases were partially offset by decreases in expenses for outside services of $759,000, due to completion of various finance and accounting and information technology projects. We anticipate that general and administrative expenses may fluctuate in the future.

Other operating expenses

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
Other operating expenses	$4,005	$—	$—	$(4,005)	(100.0)%	$—	—%
Percent of revenue	4.0%	—%	—%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Other operating expenses	$4,005	$—	$(4,005)	(100.0)%
Percent of revenue	2.0%	—%

As we announced in 2007, we conducted a voluntary independent review of our historical stock option granting practices. During the first half of 2007, we incurred $4.0 million of these expenses, which included legal, tax, accounting, equity and other professional services. Our voluntary independent review of our historical option granting practices was completed in 2007. During the first half of 2008, we did not incur any expenses related to this review.

Interest and dividend income

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
Interest and dividend income	$1,855	$1,302	$1,120	$(735)	(39.6)%	$(182)	(14.0)%
Percent of revenue	1.9%	1.6%	1.3%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Interest and dividend income	$3,685	$2,422	$(1,263)	(34.3)%
Percent of revenue	1.9%	1.5%

Interest income includes interest and dividends from cash and short-term cash equivalents, and from long-term available for sale investments and long-term marketable securities.

Interest and dividend income for the second quarter 2008 declined $182,000, or 13.9% from the first quarter of 2008 and $735,000, or 39.6% from the second quarter of 2007. Interest and dividend income for the first half 2008 declined $1,263,000, or 34.3% from the first half of 2007. Decreases in interest income were primarily due to declining interest rates. We expect that interest income will fluctuate due to changing economic conditions in the United States as well as fluctuating short-term and long-term interest rates.

Other income (expense), net

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over- 2Q07 Change		2Q08-Over- 1Q08 Change
Other income (expense), net	$40	$(364)	$(114)	$(154)	(385.0)%	$250	(68.7)%
Percent of revenue	0.0%	(0.3)%	(0.1)%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Other income (expense), net	$20	$(478)	$(498)	(2490.0)%
Percent of revenue	0.0%	(0.3)%

Other income (expense) net, includes foreign currency translation gains and losses and other miscellaneous transactions. In the second quarter of 2008, other expense was $114,000, which consists primarily of foreign currency translation loss. In the first half of 2008, we fully reserved a note receivable from a third party in the amount of $216,000 due to our expected inability to collect it and we recorded a translation loss of $248,000. Other income (expense) will fluctuate significantly year to year but we do not expect it to have material impact to our consolidated statement of operations.

Interest expense

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
Interest expense	$113	$64	$30	$(83)	(73.5)%	$(34)	(53.1)%
Percent of revenue	0.1%	0.1%	0.0%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Interest expense	$202	$94	$(108)	(53.5)%
Percent of revenue	0.1%	0.1%

Interest expense declined in the second quarter of 2008 compared with the second quarter of 2007 and the first quarter of 2008 as we paid down our credit line during the first quarter of 2008 and do not have any other significant outstanding debt. On August 7, 2007, SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit will be used for working capital but there are no restrictions in the agreement as to how the funds may be used. The interest rate for the line of credit is 90% of People’s Bank of China’s base rate (6.57% at June 30, 2008). This facility line is guaranteed by the parent company, Silicon Storage Technology, Inc., which is required to meet certain financial covenants, including have a ratio of the funded debt to EBITA less than 2.0. If not, we have to deposit with Bank of America cash collateral at all times in an amount equal to the outstanding principal balance. During the first quarter of 2008 we fully repaid the balance on this line of credit in the amount of $6.9 million and as of June 30, 2008, SST China Limited has no outstanding balance under this line. We are in compliance with all terms of this facility agreement.

Pro rata share of loss from equity investments

	Three Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	2Q08-Over-2Q07 Change		2Q08-Over-1Q08 Change
Pro rata share of loss from equity investments	$1,931	$1,896	$2,241	$310	16.1%	$345	18.2%

	Six Months Ended
	June 30, 2007	June 30, 2008	2Q08-Over- 2Q07 Change
Pro rata share of loss from equity investments	$3,447	$4,137	$690	20.0%

Our loss from equity investments primarily represents our pro rata share of loss in ACET. Our pro rata share of loss for the second quarter of 2008 and 2007 and the first quarter of 2008 was $2.2 million, $1.9 million and $1.9 million, respectively. Our total investment represents 38.5% of the outstanding equity of ACET at June 30, 2008. Our pro rata share of loss from equity investments for the first half of 2008 and 2007 was $4.1 million and $3.4 million, respectively.

Provision For (Benefit From) Income Taxes

The provision for income tax for the three and six months ending June 30, 2008 was approximately $2.4 million and a benefit of $4.7 million, respectively. The six month provision consists primarily of a $7.9 million refund from an IRS settlement from an amended return partially offset by foreign income and withholding taxes. Since the tax position taken in the refund claim did not meet the more likely than not recognition threshold under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, we had not previously recognized the tax benefit of this position. Therefore, upon settlement with the IRS the entire amount of the refund was recorded as a benefit provision in the first quarter. We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources (in thousands)

	Six Months Ended June 30,
	2007	2008
Cash provided by (used in):
Operating activities	$21,955	$11,334
Investing activities	$(20,391)	$(36,253)
Financing Activities	$1,620	$(18,866)

Principal sources of liquidity at June 30, 2008 consisted $124.1 million of cash, cash equivalents and short-term available-for-sale investments.

Operating Activities. Operating activities provided $11.3 million of cash for the first half of 2008, compared with $22.0 million of cash generated during the first half of 2007. For the first half of 2008, the primary source of cash from operating activities was an $18.9 million decrease in net trade accounts receivable, due primarily to a decline in revenue. Offsetting this source of cash flow was a $13.5 million increase in net inventories, due primarily to easing of capacity constraints coupled with the decline in revenue. Although we reported a net loss of $8.1 million for the first half of 2008, this loss was offset by non-cash operating expenses including $5.4 million in depreciation and amortization and $3.0 million in stock-based compensation, in addition to $4.2 million in non-cash losses related to our equity interest in ACET. The primary source of operating cash flows for the first half of 2007 was a $20.3 million reduction in net inventories resulting from capacity constraints at one of our major foundries, and an $18.3 million reduction in net accounts receivable due primarily to payments from SPT. Offsetting these sources of operating cash was a decrease of $23.3 million in accounts payable.

Investing Activities. We used $36.3 million for investing activities during the first half of 2008, compared to $20.4 million during the first half of 2007. Cash used in investing activities was higher in the first half of 2008 than in the first half of 2007 primarily due to purchases of long-term marketable securities of $59.6 million in the first half of 2008 compared with $35.4 million in the first half of 2007. Sales and maturities of long-term marketable securities were $29.0 million in the first half of 2008 compared with $20.0 million in the first half of 2007.

Financing Activities. Net cash used by financing activities totaled $18.9 million for the first half of 2008, including $11.9 million for repurchase of common stock and $6.9 million for repayment of our line of credit.

Stock Repurchase Program. Under our stock repurchase program, we are authorized to repurchase up to $30.0 million of our common stock. The program commenced February 11, 2008 and we may repurchase shares at any time. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time and at our discretion. During the first half of 2008, we repurchased 4.1 million shares for $11.9 million through open market repurchases. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for further discussion of our stock repurchase program.

Credit Market Risk

As of June 30, 2008, we held corporate bonds and of notes of $5.0 million and government bonds and notes of $69.5 million. These securities’ cash flows are funded by the principal and interest payments of the underlying corporate loans and federal, state and local governmental loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

Based on our current business plan, our cash and cash equivalents balances are sufficient to cover our currently anticipated fiscal 2008 cash flow requirements.

As of June 30, 2008, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2007.

Purchase Commitments. As of June 30, 2008, we had outstanding purchase commitments with our foundry vendors of $39.5 million for delivery in 2008. We have recorded a liability of $1.2 million for adverse purchase commitments. In comparison, as of December 31, 2007, we had outstanding purchase commitments with our foundry vendors of $42.0 million for delivery in 2008, with a recorded liability of $111,000 for adverse purchase commitments.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2008.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing standards until January 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141(R).

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

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of June 30, 2008 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of June 30, 2008, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of June 30, 2008 (in thousands, except percentages):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$74,372	1.5%
Short-term available-for-sale—fixed rate	49,750	4.0%
Long-term available-for-sale—fixed rate	24,790	3.2%

	$148,912

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because of the material weakness described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim annual statement will not be presented or detected on a timely basis.

At June 30, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, control over our process of accounting for inventory is not effective. This control deficiency resulted in audit adjustments to the 2006 and 2007 consolidated annual financial statements and to 2007 consolidated interim financial statements. Additionally, this control deficiency could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness at June 30, 2008.

Remediation Plan for Material Weakness

We had previously decided that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We believe OSFM once completely implemented will provide the basis for the development of adequate controls over inventory. We continued to work on improving our controls in the inventory area in the second quarter of 2008 however, as of June 30, 2008 we have not completed our review, evaluation and remediation of the new system and the inventory controls surrounding OSFM.

In addition we are reviewing the adequacy of our staffing and the technical knowledge and experience of our current staff as well as improving the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January and February 2005 multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We filed a demurrer on May 12, 2008, which is scheduled to be heard on August 29, 2008. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On May 9, 2008 plaintiff filed their second consolidated shareholder derivative complaint. Our response is due August 29, 2008. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of June 30, 2008.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. As described in Item 1. “Legal Proceedings,” several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. These or future similar complaints, or any future litigation may not result in the same conclusions reached by the Chairman of the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

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

Although we were profitable for the year ended December 31, 2004, we incurred net losses in the first half of 2008 and for the years ended December 31, 2007, 2006, and 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007 and the first half of 2008 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of June 30, 2008, we had $64.8 million of net inventory on hand, an increase of $14.7 million, or 29.2%, from December 31, 2007. Total valuation adjustments to inventory and adverse purchase commitments were $6.3 million and $6.2 million in the first half of 2007 and 2008, respectively. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of June 30, 2008, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand finished goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We experienced a decrease in the average selling prices of our products as a result of the industry-wide oversupply and excessive inventory in the market in the second half of 2004 and the first half of 2005. Although we saw strengthening of market demand in the second half of 2005 and pricing remained relatively stable in 2006 and 2007, there was price erosion in selected areas in the first half of 2008. Our business could be further harmed by industry-wide prolonged downturns in the future.

Our business may suffer due to risks associated with international sales and operations.

During 2006, 2007 and the first half of 2008, our international product and licensing revenues accounted for 94.7%, 94.3% and 92.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 87.7%, 88.8% and 87.0% of our net product revenues from Asia during 2006, 2007 and first half of 2008, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For the years ended December 31, 2006 and 2007, we recorded impairments on our investments of $44.1 million and $22.4 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash and cash equivalents and short-term and long-term investment portfolio as of June 30, 2008 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of June 30, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. As of June 30, 2008, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under “Related Party Transactions and Balances” in our Annual Report on Form 10-K for the year ended December 31, 2007. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For 2006, 2007 and the first half of 2008, SPT serviced end customer sales accounting for 59.1%, 60.1% and 57.4% of our net product revenues recognized. As of December 31, 2006, 2007 and the June 30, 2008, SPT represented 68.9%, 65.3% and 66.5% of our net accounts receivable, respectively.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of June 30, 2008, we held 247 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2028 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan, and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2008.

During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock. We have incurred certain costs associated with defending these matters, and at any time, additional claims may be filed against us, which could increase the risk, expense and duration of the litigation. Further, because of the amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information with respect to our litigation, please also see Item 1 “Legal Proceedings.”

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the six months ended June 30, 2008 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

The restatement of financial statements for the years ended December 31, 1997 through December 31, 2005 in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. However, as of December 31, 2006 and 2007 and the quarter and six months ended June 30, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual and the quarter ended March 31, 2008 interim financial statements. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2006 and 2007. Because of this material weakness, our management concluded that, as of December 31, 2006 and 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting for the years ended December 31, 2006 and 2007.

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

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each month in the quarter ended June 30, 2008 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value That May Yet be Purchased Under the Plan
April 1, 2008 to April 30, 2008	—	$—	—	$23,836
May 1, 2008 to May 31, 2008	1,707	$3.08	1,707	$18,578
June 1, 2008 to June 30, 2008	154	$3.25	154	$18,078

Total	1,861	$3.09	1,861	$18,078

(1)	In the January 2008, our Board of Directors approved a stock repurchase program of up to $30.0 million of our common stock at any time commencing February 11, 2008. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time at our discretion.

(2)	Includes broker commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 27, 2008, the shareholders:

1.	Elected the persons listed below to serve as directors of SST for the ensuing year and until their successors are elected.

2.	Approved the 2008 Equity Incentive Plan.

3.	Ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008.

On April 29, 2008, the record date of the Annual Meeting, we had 102,204,557 shares of common stock outstanding. At the Annual Meeting, holders of 91,239,694 shares of common stock were present in person or represented by proxy. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Please see ”Settlement with Riley Group” below for information regarding an opposition proxy solicitation.

The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Votes Withheld
Bing Yeh	86,698,519	4,541,175
Yaw Wen Hu	87,221,666	4,018,028
Ronald Chwang	64,560,639	26,679,055
Terry M. Nickerson	68,281,446	22,958,248
Bryant R. Riley	85,579,784	5,659,910
Edward Yao-Wu Yang	70,129,925	21,109,769

Proposal 2 – Approval of the 2008 Equity Incentive Plan

Votes in Favor	49,915,622
Votes Against	3,714,424
Abstentions	1,688,338
Broker Non-votes	35,921,310

Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm

Votes in Favor	89,375,859
Votes Against	1,723,157
Abstentions	140,678
Broker Non-votes	0

Settlement Agreement with Riley Group

On May 21, 2008, we entered into a settlement agreement, or the Settlement Agreement, with entities and persons affiliated with Riley Investment Management LLC, collectively, the Riley Group. On April 11, 2008, Riley Investment Partners Master Fund L.P. delivered to Silicon Storage Technology a “Notice of Intention to Nominate Persons for Election as Directors”, or the Nomination Letter, and on April 10, 2008, the Riley Group filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission announcing its intent to solicit proxies for the election of its own opposition slate of nominees for election to the Board of Directors at the 2008 annual meeting of shareholders.

Pursuant to the Settlement Agreement, we agreed to nominate Bryant R. Riley, Managing Member of Riley Investment Management LLC, in management’s slate of nominees for election to the Board of Directors at the 2008 annual meeting of shareholders, and to use our reasonable best efforts to cause the election of Mr. Riley at such meeting. The Riley Group agreed to withdraw the Nomination Letter thereby terminating the opposition proxy solicitation and to vote in favor of management’s slate of nominees for election to the Board of Directors at the 2008 annual meeting of shareholders and all future annual meetings; provided, that such slates include Mr. Riley or his nominee. The Riley Group has also agreed to abide by certain standstill provisions until at least June 30, 2009. We did not reimburse the Riley Group for any costs incurred by the Riley Group in connection with the opposition proxy solicitation. We did not engage a proxy solicitor or otherwise incur any material expenses in connection with the opposition proxy solicitation.

Upon his election Mr. Riley joined the Nominating and Corporate Governance and Compensation Committees of the Board of Directors. In addition, the Nominating and Corporate Governance Committee will use its reasonable best efforts to find, and the Board of Directors will use its reasonable best efforts to appoint, one additional member to the Board of Directors as promptly as practicable following the 2008 annual meeting of shareholders.

Item 5.	Other Information

On July 7, 2008 we announced that the SEC has formally notified us that the SEC investigation related to our historical stock option grant practices has been terminated. No enforcement action has been recommended. In addition, we announced that the NASDAQ Stock Market LLC has formally notified us that with the holding of our annual meeting on June 27, 2008 we have regained compliance with NASDAQ listing requirements.

Item 6.	Exhibits

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2007.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date	Filed Herewith
10.3	1995 Non-Employee Director’s Stock Option Plan, as amended, and related form of stock option agreement.					X
10.16	Settlement Agreement between Silicon Storage Technology, Inc. and Riley Investment Management LLC.	8-K	000-26944	10.16	5/23/08
10.17	Form of Stock Bonus Agreement under the 1995 Equity Incentive Plan.	8-K	000-26944	10.17	6/4/08
10.18	2008 Equity Incentive Plan	S-8	000-26944	10.18	7/1/08
10.19	Form of Stock Option Grant Notice and Agreement	8-K	000-26944	10.19	7/1/08
10.20	Form of Non-Employee Director Stock Option Grant Notice and Agreement	8-K	000-26944	10.20	7/1/08
10.21	Form of Restricted Stock Unit Grant Notice and Agreement	8-K	000-26944	10.21	7/1/08
10.22	Form of Restricted Stock Bonus Grant Notice and Agreement	8-K	000-26944	10.22	7/1/08
10.23	Letter Agreement by and between Silicon Storage Technology, Inc. and Michael Briner, dated June 25, 2008	8-K	000-26944	10.23	7/1/08
31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Senior Vice President, Finance and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1(1)	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X
32.2(1)	Certification of Senior Vice President, Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

(1)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Silicon Storage Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 11th day of August, 2008.

SILICON STORAGE TECHNOLOGY, INC.

By:	/S/ BING YEH
Bing Yeh
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/S/ JAMES B. BOYD
James B. Boyd
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)