Form 10-Q
period 2008-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2008-11-10
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Common Stock, no par value, as of October 31, 2008: 95,492,192

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net revenues:
Product revenues - unrelated parties	$36,861	$31,198	$111,548	$89,638
Product revenues - related parties	60,933	48,603	164,734	130,934
Technology licensing - unrelated parties	9,684	12,472	27,942	36,296
Technology licensing - related parties	25	125	146	315

Total net revenues	107,503	92,398	304,370	257,183

Cost of revenues:
Cost of revenues - unrelated parties	25,716	19,545	79,559	62,475
Cost of revenues - related parties	47,893	41,876	138,803	114,073

Total cost of revenues	73,609	61,421	218,362	176,548

Gross profit	33,894	30,977	86,008	80,635

Operating expenses:
Research and development	14,685	14,260	42,012	45,095
Sales and marketing	7,397	6,713	21,701	21,114
General and administrative	7,103	5,931	21,448	20,835
Other	2,319	—	6,324	—

Total operating expenses	31,504	26,904	91,485	87,044

Income (loss) from operations	2,390	4,073	(5,477)	(6,409)

Interest income	1,850	907	5,505	3,306
Dividend income	1,636	1,555	1,666	1,578
Impairment of equity investments	(19,400)	—	(19,400)	(234)
Other income (expense), net	13	(149)	(27)	(487)

Income (loss) before provision for income taxes and pro rata share of loss from equity investments	(13,511)	6,386	(17,733)	(2,246)
Provision for (benefit from) income taxes	1,233	(438)	2,397	(5,098)

Income (loss) before pro rata share of loss from equity investments	(14,744)	6,824	(20,130)	2,852
Pro rata share of loss from equity investments	1,861	1,903	5,308	6,040

Net income (loss)	$(16,605)	$4,921	$(25,438)	$(3,188)

Net income (loss) per share - basic	$(0.16)	$0.05	$(0.24)	$(0.03)

Shares used in per share calculation - basic	104,198	99,186	104,113	101,527

Net income (loss) per share - diluted	$(0.16)	$0.05	$(0.24)	$(0.03)

Shares used in per share calculation - diluted	104,198	99,676	104,113	101,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$118,157	$63,631
Short-term available-for-sale investments	44,067	47,435
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $20 at December 31, 2007 and $102 at September 30, 2008	19,301	16,674
Trade accounts receivable-related parties	37,012	31,169
Inventories	50,178	65,298
Other current assets	6,055	6,235

Total current assets	274,770	230,442

Property and equipment, net	18,247	19,803
Long-term available-for-sale equity investments	36,160	23,544
Long-term available-for-sale debt securities	—	21,749
Equity investments, GSMC	23,150	23,150
Equity investments, ACET	20,756	15,826
Equity investments, others	10,645	10,490
Goodwill	11,221	11,221
Intangible assets, net	7,391	5,364
Other assets	1,125	1,807

Total assets	$403,465	$363,396

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$6,836	$—
Trade accounts payable-unrelated parties	23,572	21,420
Trade accounts payable-related parties	18,495	19,013
Accrued expenses and other liabilities	21,457	17,729
Deferred revenue	3,004	5,211

Total current liabilities	73,364	63,373

Taxes payable	6,194	7,091
Other liabilities	1,354	477

Total liabilities	80,912	70,941

Commitments (Note 7) and Contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Common stock	434,905	420,245
Accumulated other comprehensive income	31,239	18,989
Accumulated deficit	(143,591)	(146,779)

Total shareholders’ equity	322,553	292,455

Total liabilities and shareholders’ equity	$403,465	$363,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(25,438)	$(3,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,373	8,008
Share-based compensation expense	4,312	4,212
Provision (credits) for doubtful accounts receivable	(95)	82
Provision for (release from) sales returns	(545)	356
Write-down of inventories and provision for adverse purchase commitments	7,591	7,573
Pro rata share of loss from equity investments	5,308	6,058
Impairment loss on equity investment	19,400	—
Other	92	216
Changes in operating assets and liabilities:
Trade accounts receivable—unrelated parties	3,984	2,179
Trade accounts receivable—related parties	4,835	5,853
Inventories	19,235	(21,891)
Other current and non-current assets	2,101	(366)
Trade accounts payable—unrelated parties	(6,495)	(2,152)
Trade accounts payable—related parties	(14,986)	518
Accrued expenses and other liabilities	2,878	(6,439)
Deferred revenue	358	2,207

Net cash provided by operating activities	30,908	3,226

Cash flows from investing activities:
Investments in equity securities	(12,950)	—
Purchase of property and equipment	(5,756)	(7,242)
Purchases of available-for-sale investments	(64,171)	(85,269)
Purchase of intellectual property license	(1,585)	(124)
Sales and maturities of available-for-sale and equity investments	38,032	59,875
Other	(500)	(503)

Net cash used in investing activities	(46,930)	(33,263)

Cash flows from financing activities:
Borrowing against line of credit	1,036	—
Payments on line of credit	—	(6,943)
Issuance of shares of common stock	1,236	1,096
Repurchases of shares of common stock	—	(17,930)
Principal payments of capital leases	(981)	(863)

Net cash provided by (used in) financing activities	1,291	(24,640)

Effect of changes in foreign currency exchange rates on cash	—	151

Net decrease in cash and cash equivalents	(14,731)	(54,526)
Cash and cash equivalents at beginning of period	100,973	118,157

Cash and cash equivalents at end of period	$86,242	$63,631

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective November 15, 2008. We do not expect the adoption of SFAS No. 162 to have material impact on our consolidated financial position, results of operations and cash flows.

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

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or shareholders’ equity.

Out of Period Adjustments

During the third quarter of 2008, we identified an error totaling $443,000, related to accrual of certain value added tax liabilities, beginning in the second quarter of 2007. Management has concluded that the impact of this error is not material to the consolidated interim financial statements for the three and nine months ended September 30, 2008, and the correction has been recorded in the third quarter of 2008. Further, management has concluded that the impact of this error is not material to any prior interim or annual period, including the 2007 consolidated annual financial statements.

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

Level 1 assets consist of money market funds and marketable equity investments. These instruments are traded in active markets with sufficient volume and frequency of transactions. Level 2 assets consist of municipal and United States government bonds with quoted market prices, which are traded in less active markets.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Money market funds	$8,656	$—	$—	$8,656
Short term available-for-sale investments	—	47,435	—	47,435
Long term available-for-sale investments	23,544	21,749	—	45,293

Total	$32,200	$69,184	$—	$101,384

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

A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator for basic and dilutive net income (loss) per share:
Net income (loss), as reported	$(16,605)	$4,921	$(25,438)	$(3,188)
Denominator for basic net income (loss) per share, weighted average common shares outstanding	104,198	99,186	104,113	101,527
Dilutive potential of common stock equivalents	—	490	—	—

Shares used in computing diluted net income per share	104,198	99,676	104,113	101,527

Stock options to purchase 9,836,965 shares of common stock were outstanding as of September 30, 2008 with a weighted average exercise price of $4.60 and stock options to purchase 11,617,802 shares of common stock were outstanding as of September 30, 2007 with a weighted average exercise price of $6.80. These stock options were not included in the computation of diluted net loss per share for the nine months ended September 30, 2008 and the three months and nine months ended September 30, 2007 because we had a net loss for these periods. Stock options to purchase 8,631,763 shares with a weighted average per share price of $4.91 were outstanding and not included in the computation of diluted net income per share for the three months ended September 30, 2008 since the exercise price of these options exceeded the average fair market value of our common stock for that period.

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

Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of September 30, 2008, 231,016 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the three months and nine months ended September 30, 2008 were 103,000 for $297,000 and 221,000 for $579,000, respectively.

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

Share-based Compensation

The impact on our results for share-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Cost of goods sold	$144	$142	$442	$286
Research and development	665	511	2,190	1,830
Sales and marketing	243	125	786	567
General and administrative	261	337	975	1,529

Effect on net income (loss)	$1,313	$1,115	$4,393	$4,212

Share-based compensation of $54,000 and $128,000 was capitalized in inventory as of December 31, 2007 and September 30, 2008, respectively. The tax benefit from the exercise of options was $0 for the three months and nine months ended September 30, 2007 and 2008. Included in share-based compensation for the nine months ended September 30, 2008 is a charge of $698,000 for fully vested restricted stock awards granted in the second quarter of 2008. No restricted stock awards were granted during 2007.

As of September 30, 2008, we had unrecognized share-based compensation expense from stock options of $5.3 million excluding estimated forfeitures.

The following assumptions were used during the three and nine months ended September 30, 2008 and 2007 to estimate the fair value of the options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and assumptions noted in the following table. We estimated stock price expected volatility using our historical stock volatility experienced in our stock prices. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the simplified method of calculating expected life for new grants, as described in Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB No. 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option, or SAB No. 110.

During the three and nine months ended September 30, 2007 and 2008, assumptions used in the fair value of each option made under our equity award plans are reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Equity Incentive Plan
Risk-free interest rate	5.0%	3.7%	4.5%-4.7%	3.0%-3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.5%	62.1%	68.5%-73.4%	53.1%-63.8%
Expected life	6.0 yrs	6.1 yrs	6.0 yrs	4.8-6.1 yrs

5. Investments

Available-for-sale investments at their estimated fair value and contractual maturities as of September 30, 2008 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$5,982	$—	$(4)	$5,978
Government bonds and notes	63,319	—	(113)	63,206
Foreign listed equity securities	4,992	18,552	—	23,544

Total bonds, notes and equity securities	$74,293	$18,552	$(117)	$92,728

Contractual maturity dates for investments in bonds and notes:
Less than one year				$47,435
One to five years				21,749

				$69,184

Available-for-sale investments at their estimated fair value and contractual maturities as of December 31, 2007 are as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$9,955	$—	$(5)	$9,950
Government bonds and notes	34,055	62	—	34,117
Foreign listed equity securities	4,945	31,215	—	36,160

Total bonds, notes and equity securities	$48,955	$31,277	$(5)	$80,227

Contractual maturity dates for investments in bonds and notes:
Less than one year				$44,067
One to five years				—

				$44,067

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. All bonds and notes currently held have contractual maturity dates within two years.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of September 30, 2008 and December 31, 2007 the carrying value of these investments was $49.5 million and $54.6 million, respectively.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in “Long-term available-for-sale equity investments.” The shares that are not available for resale within one year of the balance sheet date, due to local securities regulations, are recorded at cost and included in “Equity investments, others”. If a decline in value is judged to be other than temporary, it is reported as an impairment of equity investments. Cash dividends and other distributions of earnings from the investees, if any, are included in other income when declared.

We have an equity ownership position of approximately 9.8% in Grace Semiconductor Manufacturing Corporation, or GSMC, as of September 30, 2008, with a carrying value of $23.2 million.

We have an equity ownership position of approximately 38.5% in Advanced Chip Engineering Technology Inc., or ACET, as of September 30, 2008, with a carrying value of $15.8 million. We account for our investment in ACET under the equity method of accounting by including ACET’s reported net loss in our condensed consolidated statement of operations in the line item titled “Pro rata share of loss from equity investments”. We recorded $1.9 million and $6.0 million as our pro rata share of loss in ACET for the three and nine months ended September 30, 2008, respectively. We recorded $1.9 million and $5.3 million as our pro rata share of loss in ACET for the three and nine months ended September 30, 2007, respectively. Included in shareholders’ equity at September 30, 2008, is a cumulative translation adjustment of $0.6 million related to our investment in ACET.

The table below presents summarized information regarding ACET’s results of operations without any pro rata adjustments for our percentage ownership of the outstanding equity of ACET (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net sales	$806	$829	$1,251	$2,094
Gross loss	$(2,249)	$(3,375)	$(6,553)	$(9,996)
Net loss	$(3,372)	$(4,772)	$(9,838)	$(15,169)

6. Selected Balance Sheet Detail

Inventories are as follows (in thousands):

	December 31, 2007	September 30, 2008
Raw materials	$21,301	$34,275
Work in-process	14,742	10,134
Finished goods	8,419	16,979
Finished goods inventories held at logistics center	5,716	3,910

	$50,178	$65,298

Accrued expenses and other liabilities are as follows (in thousands):

	December 31, 2007	September 30, 2008
Accrued compensation and related items	$10,223	$7,927
Accrued adverse purchase commitments	111	840
Accrued commissions	1,859	1,755
Accrued warranty	358	282
Accrued legal and accounting fees	6,047	1,745
Accrued liability for stock repurchase	—	2,599
Other accrued liabilities	2,859	2,581

	$21,457	$17,729

Our products are generally subject to warranty. A provision of the estimated future cost related to warranty expense is recorded at the time of product shipment. Our warranty obligation is based on historical claims compared to historical revenues for the appropriate class of product. Changes in the warranty reserves during the nine months ended September 30, 2007 and 2008 are as follows (in thousands):

	Nine Months Ended September 30,
	2007	2008
Beginning balance	$298	$358
Provisions for warranty	1,385	582
Warranty returns	(919)	(353)
Re-screening, retesting and other settlements	(394)	(305)

Ending balance	$370	$282

7. Commitments

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2008 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $47.1 million. We have not recorded any liabilities as of September 30, 2008 related to these indemnities as no such claims have been made or asserted.

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

8. Contingencies

In January and February 2005 multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We filed a demurrer on May 12, 2008. On October 31, 2008, the court sustained the demurrer and gave plaintiffs leave to amend. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On May 9, 2008 plaintiff filed their second consolidated shareholder derivative complaint. We filed a motion to dismiss on October 17, 2008, which is scheduled to be heard on January 16, 2009. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of September 30, 2008.

9. Line of Credit

On August 7, 2007, SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 58.40 million revolving line of credit. The line of credit expired August 31, 2008, with no outstanding balance.

10. Goodwill and Intangible Assets

Goodwill and intangible assets include $11.2 million of goodwill, $2.4 million of net identifiable intangible assets acquired from acquisitions made in 2004 and 2005 and $3.0 million of net purchased intellectual property. The goodwill is not being amortized but is tested annually for impairment. We review intangible assets for adjustments when an event or circumstance occurs indicating a possible impairment in value.

Intangible assets consist of the following (in thousands):

	December 31, 2007				September 30, 2008
	Cost	Accumulated Amortization	Accumulated Impairment	Net	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(7,996)	$(384)	$3,411	$11,791	$(9,594)	$(384)	$1,813
Intellectual property	3,053	(98)	—	2,955	3,154	(190)	—	2,964
Trade name	1,198	(792)	—	406	1,198	(972)	—	226
Customer relationships	1,857	(1,446)	—	411	1,857	(1,582)	—	275
Non-compete agreements	810	(602)	—	208	810	(724)	—	86

	$18,709	$(10,934)	$(384)	$7,391	$18,810	$(13,062)	$(384)	$5,364

Amortization expense related to intangible assets was $0.7 million and $2.1 million for the three and nine months ended September 30, 2008, respectively. Comparatively, amortization expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2008 (remaining three months)	$822
2009	2,467
2010	1,092
2011	802
2012 and thereafter	181

Total expected amortization expense	$5,364

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2008 from December 31, 2007.

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

Technology Licensing includes both up-front fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

We do not allocate operating expenses, interest and other income/expense, impairment of equity investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Additionally, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics. The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$87,176	$21,871	$68,521	$14,110
Non-Memory	10,618	2,314	11,280	4,270
Technology Licensing	9,709	9,709	12,597	12,597

	$107,503	$33,894	$92,398	$30,977

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$247,091	$51,723	$191,064	$36,555
Non-Memory	29,191	6,197	29,508	7,469
Technology Licensing	28,088	28,088	36,611	36,611

	$304,370	$86,008	$257,183	$80,635

12. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases for the three and nine months ended September 30, 2007 and 2008, and our related party accounts receivable and accounts payable and accruals as of December 31, 2007 and September 30, 2008 (in thousands):

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Silicon Technology Co., Ltd.	$—	$—	$280	$—
Apacer Technology, Inc. & related entities	1,158	672	2,533	2,531
Silicon Professional Technology Ltd.	59,775	47,931	161,921	128,403
Grace Semiconductor Manufacturing Corp.	25	125	146	315

	$60,958	$48,728	$164,880	$131,249

	Purchases
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Advance Chip Engineering Technology, Inc.	$97	$228	$97	$770
Grace Semiconductor Manufacturing Corp.	18,328	21,493	50,391	64,297
King Yuan Electronics Company, Limited	5,978	6,377	18,153	17,953
Powertech Technology, Incorporated	5,664	5,314	14,655	15,576

	$30,067	$33,412	$83,296	$98,596

	Trade Accounts Receivable		Accounts Payable and Accruals
	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008
Advance Chip Engineering Technology, Inc.	$—	$—	$11	$232
Apacer Technology, Inc. & related entities	51	474	—	—
Silicon Professional Technology Ltd.	36,789	30,619	624	534
Grace Semiconductor Manufacturing Corp.	172	76	8,490	10,359
King Yuan Electronics Company, Limited	—	—	5,509	4,489
Powertech Technology, Incorporated	—	—	3,861	3,399

	$37,012	$31,169	$18,495	$19,013

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

13. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$(16,605)	$4,921	$(25,438)	$(3,188)
Net unrealized gains (losses) on investments, net of tax	3,864	(11,277)	5,923	(12,837)
Cumulative translation adjustment	24	(927)	(180)	587

Total comprehensive loss	$(12,717)	$(7,283)	$(19,695)	$(15,438)

14. Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax benefit for the three and nine months ended September 30, 2008 was approximately $0.4 million and $5.1 million, respectively. The nine month provision consists of a $7.9 million benefit due to a refund from an Internal Revenue Service settlement from an amended return, partially offset by a $2.8 million charge related to foreign income and withholding taxes. The tax refund of $7.9 million included $6.1 million of tax and $1.8 million of interest. Our tax provision for the three and nine months ended September 30, 2007 was $1.2 million and $2.4 million, respectively. This consists primarily of foreign income and withholding taxes. We periodically receive dividend payments from our investments in foreign companies, which are subject to withholding of income tax. We record these taxes, as well as any refunds of these taxes, on a cash basis.

The provision for income tax decreased approximately $7.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is due primarily to an IRS settlement from an amended return partially offset by other increases due to current year unrecognized tax benefits. Since the tax position taken in the refund claim did not meet the more likely than not recognition threshold under FIN 48, we had not previously recognized the tax benefit of this position. Therefore, upon settlement with the IRS the entire amount of the refund was recorded as a benefit provision in the first quarter. We do not anticipate any material changes to our uncertain tax positions over the next 12 months. We continue to include interest and penalties, if any, in tax expense. The provision for income tax decreased approximately $1.7 million for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily due to the shift in income between jurisdictions.

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

The following cumulative repurchases under the above program ocurred in the periods presented below (in thousands):

Three months ended	Number of Shares Repurchased	Aggregate Cost of Shares Repurchased (1)
March 31, 2008	2,204	$6,164
June 30, 2008	1,861	5,758
September 30, 2008	2,701	8,607

Program to date as of September 30, 2008	6,766	$20,529

(1)	Includes broker commissions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operations Overview

During 2008, we have seen many positive developments in our non-memory business, including the first meaningful revenue from our NANDrive devices, with unit shipments increasing throughout the nine months ended September 30, 2008. In the third quarter of 2008, we shipped nearly 400,000 units, into applications including IP set-top boxes, mobile internet devices and industrial applications. During 2008, we introduced additional products to our NANDrive line and we continue to work on many design-in opportunities. As we ramp up production, we expect to see significant fluctuations in both revenue and unit shipments, and we further expect our near term results to be significantly impacted by the challenging overall economic environment.

We are beginning to see traction in the adoption of our radio frequency ICs and modules, targeted at a wide range of wireless and multimedia applications, including cell phones. Using advanced technologies, these devices feature a highly-efficient, low-power, small-footprint design that supports 802.11g wireless standard. Due to the complexity of these new product families, the design-in and qualification cycle is expected to be long.

Our memory business benefited from positive seasonality during third quarter of 2008, with revenue up 12.5% from the second quarter of 2008. During the fourth quarter of 2008 we expect that demand for NOR memory products will decline significantly and that product gross margins will decline as well, as a result of a weak economic environment, price erosion in the high density NOR market and significant competition in the low density NOR market. Accordingly, we have reduced our expectations for fourth quarter revenue and gross margins, and have implemented measures to manage expenditures. The progress of these measures is visible in the decreased operating expenses for the third quarter of 2008, as compared with the second quarter of 2008 and third quarter of 2007.

Our investment in producing innovative solutions continues to build on the success of our core memory and technology licensing business, and during the third quarter of 2008 we announced two developments in serial flash. The first was a new addition to our 1.8V SPI serial flash product family; a 4-Mbit, small form factor product which is ideal for battery-powered, space-constrained mobile applications. Second, we announced a collaboration with Freescale Semiconductor, in which our SPI serial flash devices enable Freescale’s latest products to deliver dramatically enhanced battery life. Also, in the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to more advanced process technologies that generally carry a lower cost per die, with wafer starts primarily now in the 180 and 250 nanometer geometry.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We believe we are facing such a downturn and we cannot predict the extent or duration of the downturn.

Concentrations

We derived 88.8% and 87.7% of our net product revenues during the year ended December 31, 2007 and in the nine months ended September 30, 2008, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 17.8% and 20.8% of our net product revenues in the year ended December 31, 2007 and in the nine months ended September 30, 2008, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10% or more of our net product revenues during 2007 or in the nine months ended September 30, 2008.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 60.3% and 55.0% of our product shipments in the year ended December 31, 2007 and in the nine months ended September 30, 2008, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 9.1% and 6.7% of our product shipments to end users in the year ended December 31, 2007 and in the nine months ended September 30, 2008, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under Note 12, “Related Party Transactions.” Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as sold to our end customers by SPT. For the year ended December 31, 2007 and in the nine months ended September 30, 2008, SPT serviced end customer sales accounting for 60.1% and 58.4% of our net product revenues recognized. At December 31, 2007 and September 30, 2008, SPT represented 65.3% and 64.0% of our net accounts receivable, respectively.

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

Results of Operations:

Net Revenues (in thousands, except percentages)

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Memory revenue	$87,176	$60,883	$68,521	$(18,655)	(21.4)%	$7,638	12.5%
Non-memory revenue	10,618	10,190	11,280	662	6.2%	1,090	10.7%

Product revenues	97,794	71,073	79,801	(17,993)	(18.4)%	8,728	12.3%
Technology licensing	9,709	12,627	12,597	2,888	29.7%	(30)	(0.2)%

Total net revenues	$107,503	$83,700	$92,398	$(15,105)	(14.1)%	$8,698	10.4%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Memory revenue	$247,091	$191,064	$(56,027)	(22.7)%
Non-memory revenue	29,191	29,508	317	1.1%

Product revenues	276,282	220,572	(55,710)	(20.2)%
Technology licensing	28,088	36,611	8,523	30.3%

Total net revenues	$304,370	$257,183	$(47,187)	(15.5)%

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

Memory Products

Memory product revenue increased 12.5% in the third quarter of 2008 from the second quarter of 2008, based on an increase in unit shipments of 9.8%, led by Multi-Purpose Flash. Memory product revenue decreased 21.4% in the third quarter of 2008 compared to the third quarter of 2007, primarily due to a 17.2% decrease in unit shipments. Revenue from our ComboMemory products was down 54.4%, while reduced demand for digital consumer products resulted in a 20.9% decrease in revenue from Multi-Purpose Flash on lower unit shipments. Memory product revenue decreased 22.7% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to a 16.0% decrease in unit shipments and a decrease in average selling prices of 8.0%. The decline in average selling prices was primarily the result of price erosion from continuing competitive pressures in the low density markets. We anticipate that memory product revenues will decline significantly in the fourth quarter of 2008, and may continue to fluctuate significantly in the future.

Non-Memory Products

Non-memory product revenue increased 10.7% in the third quarter of 2008 from the second quarter of 2008, primarily due to increased unit shipments for products with higher average selling prices, despite a 25.9% decrease in overall unit shipments for non-memory products. Non-memory product revenue increased 6.2% in the third quarter of 2008 compared to the third quarter of 2007, with a 45.3% increase in average selling prices, from product mix, partially offset by a 16.2% decrease in unit shipments. Non-memory product revenue increased 1.1% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, with an 18.5% increase in average selling prices largely offset by a 16.2% decrease in unit shipments. Non-memory product revenue increased in the third quarter of 2008 over comparative periods largely due to increased shipments and stable average selling prices for NAND-controller based modules. This increase was partially offset by declines in both unit shipments and average selling prices for smartcard IC and radio frequency controller products. We expect non-memory product revenue to fluctuate significantly throughout 2008 and 2009 due to current economic conditions, as well as the start-up nature of our new product lines and diversification in our customer base.

Technology Licensing Revenue

Technology licensing revenue includes a combination of up-front fees and royalties. Technology licensing revenue in the third quarter of 2008 was comparable to the second quarter of 2008, and increased 29.7% compared to the third quarter of 2007. Technology licensing revenue in the nine months ended September 30, 2008 increased 30.3% compared to the nine months ended September 30, 2007, primarily due to an ongoing trend toward flash technology within micro-controller markets. We anticipate revenues from technology licensing may fluctuate significantly in the future.

Gross Profit (in thousands, except percentages)

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Memory gross profit	$21,871	$9,799	$14,110	$(7,761)	(35.5)%	$4,311	44.0%
Memory gross margin	25.1%	16.1%	20.6%
Non-memory gross profit	2,314	1,523	4,270	1,956	84.5%	2,747	180.4%
Non-memory gross margin	21.8%	14.9%	37.9%

Product gross profit	24,185	11,322	18,380	(5,805)	(24.0)%	7,058	62.3%
Product gross margin	24.7%	15.9%	23.0%
Technology licensing gross profit	9,709	12,627	12,597	2,888	29.7%	(30)	(0.2)%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$33,894	$23,949	$30,977	$(2,917)	(8.6)%	$7,028	29.3%

Total gross margin	31.5%	28.6%	33.5%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Memory gross profit	$51,723	$36,555	$(15,168)	(29.3)%
Memory gross margin	20.9%	19.1%
Non-memory gross profit	6,197	7,469	1,272	20.5%
Non-memory gross margin	21.2%	25.3%

Product gross profit	57,920	44,024	(13,896)	(24.0)%
Product gross margin	21.0%	20.0%
Technology licensing gross profit	28,088	36,611	8,523	30.3%
Technology licensing gross margin	100.0%	100.0%

Total gross profit	$86,008	80,635	$(5,373)	(6.2)%

Total gross margin	28.3%	31.4%

Product Gross Profit

Memory products

Gross profit for memory products increased 44.0% in the third quarter of 2008 compared to the second quarter of 2008, primarily due to increased unit shipments for products with higher average selling prices, as well as favorable cost variances for Serial Flash products and sale of ComboMemory inventory which had been written down in the second quarter. Gross profit decreased 35.5% in the third quarter of 2008 compared to the third quarter of 2007, primarily due to a 17.2% decrease in unit shipments. Memory product gross profit decreased 29.3% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to a 16.0% decrease in unit shipments, led by Multi-Purpose Flash, as well as write-downs on our ComboMemory products in the second quarter of 2008, in response to declining average selling prices.

Non-memory products

Gross profit for non-memory products in the third quarter of 2008 increased 180.4% compared to the second quarter of 2008 and 84.5% compared to the third quarter of 2007. Gross profit increased 20.5% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Non-memory product gross profit increased in the third quarter of 2008 over comparative periods largely due to increased shipments for NAND-controller based modules, as well as the sale of product which had been previously expensed as held for engineering use. Gross profit also increased in the third quarter of 2008 due to an adjustment made to correct an error. Please also see Note 1. “Basis of Presentation—Out of Period Adjustments”.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007 and the nine months ended September 30, 2008 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands, except percentages)

Research and development

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Research and development	$14,685	$15,223	$14,260	$(425)	(2.9)%	$(963)	(6.3)%
Percent of revenue	13.7%	18.2%	15.4%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Research and development	$42,012	$45,095	$3,083	7.3%
Percent of revenue	13.8%	17.5%

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

Research and development expenses for the third quarter of 2008 decreased by $963,000, or 6.3% from the second quarter of 2008, due primarily to decreases of $462,000 for salaries and employee benefits, $330,000 for stock-based compensation and $109,000 for product development related expenses including wafers, masks and evaluation parts. Research and development expenses for the third quarter of 2008 decreased by $425,000, or 2.9% from the third quarter of 2007, due primarily to decreases of $420,000 for employee benefits, $317,000 for facilities related expenses and $154,000 for stock-based compensation. These decreases were partially offset by higher product development related expenses of $266,000 and software and intellectual property licenses of $162,000. Research and development expenses for the nine months ended September 30, 2008 increased by $3,083,000, or 7.3% from the nine months ended September 30, 2007 due primarily to increases of $2,146,000 for product related expenses, $842,000 for software and $680,000 for intellectual property licenses. Total research and development expense related to compensation and benefits for the nine months ended September 30, 2008 was comparable to the nine months ended September 30, 2007. Although salary expense increased due to a year over year increase in headcount within research and development, this expense was offset by reductions in stock-based compensation and employee benefits. Due to a decline in revenue forecast, we have implemented measures to manage expenditures. However, it is unlikely that these measures will significantly impact our research and development expenses for the fourth quarter of 2008, as compared to the third quarter of 2008. Further, these expenses may continue to fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Sales and marketing	$7,397	$6,918	$6,713	$(684)	(9.2)%	$(205)	(3.0)%
Percent of revenue	6.9%	8.3%	7.3%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Sales and marketing	$21,701	$21,114	$(587)	(2.7)%
Percent of revenue	7.1%	8.2%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related expenses, as well as travel and entertainment expenses.

Sales and marketing expenses for the third quarter of 2008 decreased $205,000, or 3.0% from the second quarter of 2008, due to lower expenses for employee benefits. Sales and marketing expenses for the third quarter of 2008 decreased by $684,000, or 9.2% from the third quarter of 2007, due to decreases of $637,000 for compensation related expenses, including salaries, bonuses, employee benefits and stock-based compensation.

These decreases in compensation related expenses, such as bonuses, are consistent with declining product revenues for the third quarter of 2008, as compared with in the third quarter of 2007. Sales and marketing expenses for the nine months ended September 30, 2008 decreased by $587,000, or 2.7% from the nine months ended September 30, 2007 due to lower commissions and logistics center fees, which is consistent with declining product revenues. We expect that sales and marketing expenses will remain flat or decline somewhat in the fourth quarter, as compared to the third quarter, due to an expected reduction in commission expenses, commensurate with the declining revenue forecast.

General and administrative

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
General and administrative	$7,103	$7,721	$5,931	$(1,172)	(16.5)%	$(1,790)	(23.2)%
Percent of revenue	6.6%	9.2%	6.4%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
General and administrative	$21,448	$20,835	$(613)	(2.9)%
Percent of revenue	7.0%	8.1%

General and administrative expenses mainly consist of employee salaries, stock-based compensation, and other benefit-related expenses for administrative, executive and finance personnel, recruiting costs, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses for the third quarter of 2008 decreased $1,790,000, or 23.2% from the second quarter of 2008, due primarily to decreases of $831,000 for salaries and employee benefits, $432,000 for stock-based compensation and $282,000 for bad debt expense, as well as a $352,000 reduction in accrued liability for tax penalties related to stock options exercises. General and administrative expenses for the third quarter of 2008 decreased by $1,172,000, or 16.5% from the third quarter of 2007, due primarily to decreases of $484,000 for salaries and employee benefits and $631,000 for outside services. General and administrative expenses for the nine months ended September 30, 2008 decreased by $613,000, or 2.9% from the nine months ended September 30, 2007, due primarily to lower expenses for outside services of $1,390,000, reflecting the completion of various finance and accounting and information technology projects. This was partially offset by an increase in stock-based compensation of $555,000, due in part to a charge of $244,000 for fully vested restricted stock awards granted in the second quarter of 2008. Due to a decline in revenue forecast, we have implemented measures to manage expenditures. However, it is unlikely that these measures will significantly impact our general and administrative expenses for the fourth quarter of 2008, as compared to the third quarter of 2008. Further, due to the favorable adjustments we recorded in the third quarter of 2008 for bad debt expense and accrued liability for tax penalties, general and administrative expenses in the fourth quarter of 2008 may increase somewhat, as compared to the third quarter of 2008.

Other operating expenses

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Other operating expenses	$2,319	$—	$—	$(2,319)	(100.0)%	$—	0.0%
Percent of revenue	2.2%	0.0%	0.0%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Other operating expenses	$6,324	$—	$(6,324)	(100.0)%
Percent of revenue	2.1%	0.0%

As we announced in 2007, we conducted a voluntary independent review of our historical stock option granting practices. During the nine months ended September 30, 2007, we incurred $6.3 million of these expenses, which included legal, tax, accounting, equity and other professional services related to this review. Our voluntary independent review of our historical option granting practices was completed in 2007. During the nine months ended September 30, 2008, we did not incur any expenses related to this review.

Interest and dividend income

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Interest and dividend income	$3,486	$1,120	$2,462	$(1,024)	(29.4)%	$1,342	119.8%
Percent of revenue	3.2%	1.3%	2.7%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Interest and dividend income	$7,171	$4,884	$(2,287)	(31.9)%
Percent of revenue	2.4%	1.9%

Interest and dividend income includes interest and dividends from cash and short-term cash equivalents, long-term available for sale investments and marketable securities, and equity investments in publicly held companies.

Interest and dividend income for the third quarter of 2008 increased $1,342,000, or 119.8% from the second quarter of 2008, due primarily to dividends of $1,555,000 from our investments in public companies in Taiwan, which was partially offset by a reduction in interest income. Interest and dividend income for the third quarter of 2008 decreased $1,024,000, or 29.4% from the third quarter of 2007 and interest and dividend income for the nine months ended September 30, 2008 decreased $2,287,000, or 31.9% from the nine months ended September 30, 2007. Decreases in interest income were primarily due to declining interest rates, as well as declining cash balances, due in part to our stock repurchase program. We expect that interest and dividend income will fluctuate due to changing economic conditions in the United States and Taiwan, as well as fluctuating short-term and long-term interest rates.

Impairment of equity investments

In the first quarter of 2008, we fully reserved a note receivable from a third party in the amount of $216,000 due to our expected inability to collect it. In the third quarter of 2007 we determined that our investment in GSMC was impaired, as GSMC contemplated a follow-on equity offering at a price that was substantially lower than our carrying value. As a result we recorded a charge of $19.4 million for the quarter ended September 30, 2007 to write-down the carrying value of the investment to its estimated fair value.

Other income (expense), net

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Other income (expense), net	$13	$(144)	$(149)	$(162)	(1246.2)%	$(5)	3.5%
Percent of revenue	0.0%	(0.2)%	(0.2)%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Other income (expense), net	$(27)	$(487)	$(460)	1703.7%
Percent of revenue	0.0%	(0.2)%

Other income (expense), net includes interest expense, foreign currency translation gains and losses and other miscellaneous transactions. In the nine months ended September 30, 2008, other income (expense) consists primarily of translation loss of $650,000, interest expense of $120,000, and miscellaneous income of $283,000 as remuneration received for the participation of certain of our officers on the boards of directors of companies in which we hold equity investments. By comparison, in the nine months ended September 30, 2007, we recorded interest expense of $363,000 and a translation gain of $34,000. Interest expense declined in the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 as we paid down our credit line during the first quarter of 2008 and do not have any other significant outstanding debt. The line of credit expired on August 31, 2008 with no outstanding balance. Other income (expense) will fluctuate significantly year to year but we do not expect it to have material impact to our consolidated statement of operations.

Pro rata share of loss from equity investments

	Three Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	3Q08-Over-3Q07 Change		3Q08-Over-2Q08 Change
Pro rata share of loss from equity investments	$1,861	$2,241	$1,903	$42	2.3%	$(338)	(15.1)%

	Nine Months Ended
	September 30, 2007	September 30, 2008	3Q08-Over-3Q07 Change
Pro rata share of loss from equity investments	$5,308	$6,040	$732	13.8%

Our loss from equity investments primarily represents our pro rata share of loss in ACET. Our pro rata share of loss for the third quarter of 2008 and 2007 and the second quarter of 2008 was $1.9 million, $1.9 million and $2.2 million, respectively. Our total investment represents 38.5% of the outstanding equity of ACET at September 30, 2008. Our pro rata share of loss from equity investments for the nine months ended September 30, 2008 and 2007 was $6.0 million and $5.3 million, respectively.

Provision for (benefit from) income taxes

The income tax benefit for the three and nine months ended September 30, 2008 was approximately $0.4 million and $5.1 million, respectively. The nine month provision consists primarily of a refund from an Internal Revenue Service settlement from an amended return partially offset by foreign income and withholding taxes. We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provision for income tax decreased approximately $7.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is due primarily to an IRS settlement from an amended return partially offset by other increases due to current year unrecognized tax benefits. Since the tax position taken in the refund claim did not meet the more likely than not recognition threshold under FIN 48, we had not previously recognized the tax benefit of this position. Therefore, upon settlement with the IRS the entire amount of the refund was recorded as a benefit provision in the first quarter. We do not anticipate any material changes to our uncertain tax positions over the next 12 months. We continue to include interest and penalties, if any, in tax expense. The provision for income tax decreased approximately $1.7 million for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily due to the shift in income between jurisdictions.

Liquidity and Capital Resources (in thousands)

	Nine Months Ended September 30,
	2007	2008
Cash provided by (used in):
Operating activities	$30,908	$3,226
Investing activities	$(46,930)	$(33,263)
Financing Activities	$1,291	$(24,640)

Principal sources of liquidity at September 30, 2008 consists of $111.1 million of cash, cash equivalents and short-term available-for-sale investments.

Operating Activities. Operating activities provided $3.2 million of cash for the nine months ended September 30, 2008, compared with $30.9 million of cash generated during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the primary source of cash from operating activities was an $8.5 million decrease in net trade accounts receivable, due primarily to a decline in revenue. Offsetting this source of cash flow was a $15.1 million increase in net inventories, due primarily to easing of capacity constraints, and a $3.7 million reduction in our accrued expenses and other liabilities. Although we reported a net loss of $3.2 million for the nine months ended September 30, 2008, this loss was offset by non-cash operating expenses including $8.0 million in depreciation and amortization and $4.2 million in stock-based compensation, in addition to $6.0 million in non-cash losses related to our equity interest in ACET. The primary source of operating cash flows for the nine months ended September 30, 2007 was a $26.9 million reduction in net inventories resulting from capacity constraints at one of our major foundries, and an $8.2 million reduction in net accounts receivable. Offsetting these sources of operating cash was a decrease of $21.5 million in accounts payable.

Investing Activities. We used $33.3 million for investing activities during the nine months ended September 30, 2008, compared to $46.9 million during the nine months ended September 30, 2007. Cash used in investing activities was lower in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007 due to purchases of equity securities of $12.9 million in the nine months ended September 30, 2007, consisting primarily of the purchase of shares in ACET.

Financing Activities. Net cash used by financing activities totaled $24.6 million for the nine months ended September 30, 2008, including $17.9 million for repurchase of common stock and $6.9 million for repayment of our line of credit.

Stock Repurchase Program. Under our stock repurchase program, we are authorized to repurchase up to $30.0 million of our common stock. The program commenced February 11, 2008 and we may repurchase shares at any time. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time and at our discretion. During the nine months ended September 30, 2008, we repurchased 6.8 million shares for $20.5 million through open market repurchases. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for further discussion of our stock repurchase program.

Credit Market Risk

As of September 30, 2008, we held corporate bonds and notes of $6.0 million and government bonds and notes of $63.2 million. These securities’ cash flows are funded by the principal and interest payments of the underlying corporate loans and federal, state and local governmental loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

Based on our current business plan, our cash and cash equivalents balances are sufficient to cover our currently anticipated fiscal 2008 and 2009 cash flow requirements.

As of September 30, 2008, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2007.

Purchase Commitments. As of September 30, 2008, we had outstanding purchase commitments with our foundry vendors of $18.9 million for delivery in 2008. We have recorded a liability of $800,000 for adverse purchase commitments. In comparison, as of December 31, 2007, we had outstanding purchase commitments with our foundry vendors of $42.0 million for delivery in 2008, with a recorded liability of $111,000 for adverse purchase commitments.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2008.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective November 15, 2008. We do not expect the adoption of SFAS No. 162 to have material impact on our consolidated financial position, results of operations and cash flows.

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

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and available-for-sale investments, or the fair value of our investment portfolio. A 10% move in interest rates as of September 30, 2008 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of September 30, 2008, the carrying value of our available-for-sale investments approximated fair value. The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and available-for-sale investments as of September 30, 2008 (in thousands, except percentages):

	Carrying Value	Interest Rate
Cash and cash equivalents - variable rate	$63,631	1.4%
Short-term available-for-sale investments - fixed rate	$47,435	3.2%
Long-term available-for-sale investments - fixed rate	$21,749	3.0%

	$132,815

Item 4.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective and we have not completed the remediation of the material weakness in internal controls, due to a significant portion of the deficiency relating to the annual physical inventory count that will be held in December, 2008. For 2006 and 2007, our disclosure controls and procedures were not effective because of the material weakness described below. Notwithstanding the material weakness that existed at September 30, 2008 as described below, management has concluded that the condensed consolidated financial statements, and other financial information included in the report, fairly present in all material respects our financial condition, results of operations and cash flows.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim annual statement will not be presented or detected on a timely basis.

At September 30, 2008 and for the years ended December 31, 2006 and 2007, we did not maintain effective controls over the completeness, accuracy, valuation, presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, control over our process of accounting for inventory was not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual financial statements and to 2007 and 2008 consolidated interim financial statements. Additionally, this control deficiency could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness at September 30, 2008.

Remediation Plan for Material Weakness

We had previously decided that our existing inventory tracking and management system needed improvement and began planning for the implementation of a new system in 2006. In August 2007, we began implementing Oracle Shop Floor Management, or OSFM, a computerized inventory tracking and management system that is integrated with our other accounting and information technology systems. We have completed the implementation of OSFM and believe it currently provides adequate controls over inventory. However, as of September 30, 2008, the previous deficiency related to the annual physical count has not been remediated because the count will be held in December 2008. We have, however, improved our procedures surrounding inventory control and believe that the material weakness will be remediated by the end of 2008.

In addition, we have conducted a significant review of our methodology for calculating inventory reserves and continue to improve on this process. We are also adding new staff and increasing the technical knowledge and experience of our current staff as well as improving the training and education of our people in the accounting and other departments that impact inventory controls.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In January and February 2005 multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387 (Cal. Super. Ct., Santa Clara Co.). On April 28, 2005, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh (Cal. Super. Ct., Santa Clara Co.) and In re Silicon Storage Technology, Inc., Derivative Litigation (N.D. Cal., San Jose Div.) putative derivative actions. We filed a demurrer on May 12, 2008. On October 31, 2008, the court sustained the demurrer and gave plaintiffs leave to amend. We intend to continue to take all appropriate actions in response to this lawsuit. The impact related to the outcome of this matter is undeterminable at this time.

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934 through their alleged actions, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF and a consolidated amended shareholder derivative complaint was filed on October 30, 2006. On May 9, 2008 plaintiff filed their second consolidated shareholder derivative complaint. We filed a motion to dismiss on October 17, 2008, which is scheduled to be heard on January 16, 2009. On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current directors and certain of our current and former officers and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain of our officers and directors violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. No response is due until after the plaintiff files an amended complaint. We intend to take all appropriate action in responding to all of the complaints.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of September 30, 2008.

Item 1A.	Risk Factors

Risks Related to Our Business

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

Although we were profitable for the year ended December 31, 2004, we incurred net losses in the nine months ended September 30, 2008 and for the years ended December 31, 2007, 2006, and 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

As recent experience confirms, a downturn in the market for goods that incorporate our products can also harm our operating results. We believe we are currently facing such a downturn and we cannot predict the extent or duration of the downturn. Our operations and performance depend on global economic conditions. The global economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and other adverse business conditions. Such fluctuations in the global economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials. Uncertainty about global economic conditions could result in lower consumer and business spending in response to tighter credit markets, negative financial news and declines in income or asset values. As a result, our operating results and business could be harmed.

The tightening of the credit markets, low level of liquidity in many financial markets and volatility in fixed income, credit, currency and equity markets could also affect our suppliers, distributors and customers, possibly resulting in product delivery delays, delays in payment and insolvencies. If any of these occur our operating results and business would be harmed.

The selling prices for our products are extremely volatile and have historically declined during periods of over capacity or industry downturns.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We believe we are currently facing such a downturn and we cannot predict the extent or duration of the downturn.

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007 and the nine months ended September 30, 2008 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2008, we had $65.3 million of net inventory on hand, an increase of $15.1 million, or 30.1%, from December 31, 2007. Total valuation adjustments to inventory and adverse purchase commitments were $7.6 million in both the nine months ended September 30, 2007 and 2008. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and could harm our financial results. Some of our customers have requested that we ship them product that has a finished goods date of manufacture that is less than one year. As of September 30, 2008, our allowance for excess and obsolete inventories includes an allowance for our on hand finished goods inventory with a date of manufacture of greater than two years and for certain products with a date of manufacture of greater than one year. In the event that this becomes a common requirement, it may be necessary for us to provide for an additional allowance for our on hand packaged goods inventory with a date of manufacture of greater than one year, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We have historically experienced a decrease in the average selling prices of our products during periods of industry-wide oversupply and excessive inventory. We have recently experienced price erosion in selected areas in the nine months ended September 30, 2008 and our business could be further harmed by a continued industry-wide prolonged downturn.

Our business may suffer due to risks associated with international sales and operations.

During 2006, 2007 and the nine months ended September 30, 2008, our international product and licensing revenues accounted for 94.7%, 94.3% and 93.3% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 87.7%, 88.8% and 87.7% of our net product revenues from Asia during 2006, 2007 and nine months ended September 30, 2008, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan. Taiwan and China are continuously engaged in political disputes and both countries have continued to conduct military exercises in or near the other’s territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. Any of these events can delay production or shipment of our products. Any kind of activity of this nature or even rumors of such activity can harm our operations, revenues, operating results and stock price.

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For the years ended December 31, 2006 and 2007, we recorded impairments on our investments of $44.1 million and $22.4 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash and cash equivalents and short-term and long-term investment portfolio as of September 30, 2008 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. Also, as a result of current market conditions, the value of our investments in publicly held companies in Taiwan, a component of our long-term investment portfolio, have declined significantly. For the nine months ended September 30, 2008, we had no impairment charge associated with our investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under “Related Party Transactions and Balances” in our Annual Report on Form 10-K for the year ended December 31, 2007. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For 2006, 2007 and the nine months ended September 30, 2008, SPT serviced end customer sales accounting for 59.1%, 60.1% and 58.4% of our net product revenues recognized. As of December 31, 2006, 2007 and September 30, 2008, SPT represented 68.9%, 65.3% and 64.0% of our net accounts receivable, respectively.

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

Due to the flash memory product cycle we usually require more than nine months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design-in, which may take three months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of September 30, 2008, we held 254 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2028 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

Former employees may also bring lawsuits against us or engage us in arbitration relating to their stock options and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could harm our business, financial condition and results of operations.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2008.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the nine months ended September 30, 2008 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

The restatement of financial statements for the years ended December 31, 1997 through December 31, 2005 in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. However, as of December 31, 2006 and 2007 and the quarter and nine months ended September 30, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual financial statements and to the interim financial statements for the quarters ended March 31, 2008 and September 30, 2008. Additionally, these control deficiencies could result in misstatements to the inventory and the related cost of revenue accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute a material weakness at December 31, 2006 and 2007.

Because of this material weakness, our management concluded that, as of December 31, 2006 and 2007, we did not maintain effective internal control over financial reporting based on those criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result, PricewaterhouseCoopers LLP, issued an adverse opinion with respect to the effectiveness of our internal control over financial reporting for the years ended December 31, 2006 and 2007.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Marketplace rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment has resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

In the past five years we have acquired Emosyn, LLC a fabless semiconductor manufacturer specializing in the design and marketing of smartcard ICs for SIM applications, G-Plus, Inc., a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs and Actrans Systems Inc., a fabless semiconductor company that designs flash memory and EEPROMs. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each month in the quarter ended September 30, 2008 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value That May Yet be Purchased Under the Plan
July 1, 2008 to July 31, 2008	1,077	$3.15	1,077	$14,687
August 1, 2008 to August 31, 2008	274	$3.26	274	$13,795
September 1, 2008 to September 30, 2008	1,350	$3.20	1,350	$9,471

Total	2,701	$3.19	2,701	$9,471

(1)	In the January 2008, our Board of Directors approved a stock repurchase program of up to $30.0 million of our common stock at any time commencing February 11, 2008. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time at our discretion.

(2)	Includes broker commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

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

Item 6.	Exhibits

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2007.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date	Filed Herewith

10.3	1995 Non-Employee Director’s Stock Option Plan, as amended, and related form of stock option agreement	10-Q	000-26944	10.3	8/11/08

31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Senior Vice President, Finance and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

32.2(1)	Certification of Senior Vice President, Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

(1)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Silicon Storage Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 7th day of November, 2008.

SILICON STORAGE TECHNOLOGY, INC.

By:	/S/ BING YEH
Bing Yeh
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ JAMES B. BOYD
James B. Boyd
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)