Form 10-K
period 2008-12-31
SILICON STORAGE TECHNOLOGY INC
filed 2009-03-20
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $225,740,147 based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market. Shares of the registrant’s common stock held by each officer and director and affiliated entities who own 5% or more of the outstanding common stock of the registrant have been excluded in that such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation does not exclude shares held by persons or entities whose ownership exceeds 5% of the registrant’s common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

Number of shares outstanding of SST’s Common Stock, no par value, as of the latest practicable date February 28, 2009: 95,690,561

Documents Incorporated by Reference

The registrant has incorporated by reference portions of its definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission by April 30, 2009.

Silicon Storage Technology, Inc.

Form 10-K

For the Year Ended December 31, 2008

PART I

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Part I, Section 1A “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

Silicon Storage Technology, Inc. (SST, us or we) is a leading supplier of NOR flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. We also produce and sell other semiconductor products including NAND flash controllers and NAND Controller-based modules; smart card integrated circuits, or ICs, and modules; flash microcontrollers; and radio frequency ICs and modules.

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

We license our SuperFlash technology for applications in semiconductor devices that integrate flash memory with other functions on a monolithic chip to leading semiconductor companies including X-Fab, Analog Devices, IBM, Freescale Semiconductor, Inc., National Semiconductor Corporation, NEC Corporation, Samsung Electronics Co. Ltd., Sanyo Electric Co., Ltd., or Sanyo, Seiko Epson Corporation, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, Shanghai Hua Hong NEC Electronics Co., Ltd., or HHNEC, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, Toshiba Corporation, Vanguard International Semiconductor Corporation, Powerchip Semiconductor Corporation and Winbond Electronics Corporation.

We have installed our semiconductor manufacturing processes at several leading wafer foundries and semiconductor manufacturers including Advanced Wireless Semiconductor, Grace, Samsung Electronics Co., Ltd., Seiko Epson Corporation, HHNEC and TSMC. These companies produce semiconductor wafers for us that contain our intellectual property and technology. These wafers are electrically tested and then subdivided into many small rectangular chips, or die. We work with leading semiconductor assembly and test companies to finish our products by encapsulating them in a package and testing them. We are working with Grace, Powerchip Semiconductor Corporation and TSMC, among others, to develop new technology for manufacturing our products.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. The average selling price of our products remained relatively stable in 2006, 2007 and the first half of 2008. However, in the fourth quarter of 2008, in conjunction with the rapid slowdown in the global economy, we experienced a significant weakening in demand for our products. During this downturn, further deterioration of demand and decline in average selling prices is likely, and we cannot predict the extent or duration of the downturn. Our business could be further harmed by industry-wide prolonged downturns in the future.

The consumer electronics manufacturing industry is concentrated in Asia. We manufacture virtually all of our products in Asia and we sell most of our products in Asia. We derived 87.7%, 88.8% and 87.3% of our net product revenues during 2006, 2007 and 2008, respectively, from product shipments to Asia.

Flash Memory Industry Background

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

Historically, the demand for semiconductors has been driven by the personal computer, or PC market. In recent years, growth in demand for semiconductors relating to PCs has been outpaced by growth in demand for semiconductors that are used in digital electronic devices for communication and consumer applications. Communications applications include digital subscriber line modems, cable modems, networking equipment, wireless local area network, or WLAN, devices, cellular phones and Global Positioning Systems, or GPS. Consumer oriented digital electronic devices include digital cameras and camcorders, DVD and Blu-Ray players, MP3 players, personal media players, or PMPs, set-top boxes, digital TVs and video games.

In order to function correctly, PCs and other digital electronic devices require program code. The program code defines how devices function and affects how they are configured. Nonvolatile memory devices were originally used by the PC industry to provide the BIOS (basic input/output system) to give the PC sufficient information to start up (boot) and to facilitate its access to its high volume nonvolatile memory stored in magnetic media including hard disk drives. In PCs, the code stored in the nonvolatile memory or BIOS, initiates the loading of the PC’s operating system, which is then read from the disk drive. In the case of other digital electronic devices, the program code is stored in its entirety in nonvolatile memory, generally flash memory. As a result, virtually every digital electronic system that uses a processor or controller for computing, consumer electronics, communications and industrial applications requires nonvolatile memory. The predominant forms of nonvolatile memory include Read-Only Memory (ROM), Programmable Read-Only Memory (PROM) and flash memory.

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

Flash memory is the predominant reprogrammable nonvolatile memory device used to store program code and data. Flash memory can electrically erase select blocks of data on the device much faster and more simply than alternative solutions, such as Erasable Programmable Read-Only Memory, or EPROM. Moreover, flash memory is significantly less expensive than other reprogrammable solutions, such as Electrically Erasable Programmable Read-Only Memory, or EEPROMs. There are two types of flash memories; NOR and NAND, in terms of memory cell array architecture. NOR flash memories are typically used for storing program code and NAND flash memories are typically used for data storage. The rapid growth of flash memory has been fueled by the explosive growth of digital electronic devices that adopted flash memory as the main storage medium for code and data.

Our Flash Memory Solution

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

Our NOR flash devices have densities ranging from 256,000 bits (256 Kb) to 64 million bits (64 Mb). These products are generally used to store the instruction set used by the microprocessor or controller in the electronic system product to direct its function. NOR memory can also be used to store mass data in a system, but it is generally less expensive to use NAND memory for this purpose. While NOR memory can be used to store data, NAND memory is generally not useful for the storage of execute-in-place instruction code due to its block data access and existence of defective memory cells that require special error detection and correction management. As a result, electronic systems often use NOR alone or NOR (with RAM, or controller) and NAND together, but usually not NAND memory alone.

Our Corporate Strategy

Product Strategy

Our product strategy is two fold: to continue to develop and grow our core NOR flash memory and embedded flash technology licensing business, while diversifying our business by expanding into new markets and pursuing growth opportunities through the development of new NAND Controller-based module and radio frequency IC and module products. In the NOR flash market, our goals are to be the leading worldwide supplier of low-density NOR flash memory devices and to maintain our position as the world’s number one embedded flash licensor by growing both upfront fees and per unit royalties. In our new business markets, our objectives are to leverage our core competencies in NAND Controller design into systems solutions as adoption of solid state memory technology grows, and to leverage our radio frequency wireless technology and systems expertise as development continues on a multitude of electronic devices which are enabled for wireless communication. We intend to carry out our strategy by:

Maintaining a leading position in the program code storage market. We believe that program code storage is an attractive segment of the flash memory market. The number, variety and performance of digital electronic applications continue to increase. Virtually all of these devices need some sort of nonvolatile memory to direct the function of the product’s microprocessor or controller. We believe that our proprietary SuperFlash technology is superior because it offers higher reliability and better performance at a lower cost than competing solutions and is the foundation of our strong licensing business. In addition, our core competencies in advanced packaging and low-power design enable us to develop products with non-commodity features such as the smallest and thinnest packages for flash memory in the industry. These ultra-thin packages support the trend of manufacturers developing smaller, more compact electronic devices. Developing state of the art small and thin package technology is very expensive and thus we have partnered with other companies who are not direct competitors through strategic investments, most notably ACET. We are also one of the only companies to offer a full portfolio of low-voltage serial flash products, which are particularly desirable for portable battery powered electronic systems.

Continuing to enhance our leading flash memory technology. We believe that our proprietary SuperFlash technology is less complicated, more reliable, more scalable and more cost-effective than competing NOR flash memory technologies. Our ongoing research and development efforts are focused on enhancing our leading flash memory technology by working closely with technology partners who operate wafer fabrication facilities with advanced lithographic and other manufacturing equipment. We are a fabless semiconductor manufacturer, while many of our competitors own and operate fabrication facilities, or fabs. Being fabless can provide advantages during economic downturns, as it has allowed us to downsize more rapidly and we do not have the debt which is often associated with constructing large fabs. However, there are competitive disadvantages in terms of capacity constraints, as we saw in 2007, and development time for new technology, as our fab partners do not necessarily share our priorities. In response to these factors, we have pursued a strategy of making financial investments in fab and assembly partners, the largest of which is Grace, a subsidiary of Grace Semiconductor Manufacturing Corporation, or GSMC. Through this strategy we believe we can retain involvement in the timing of new fab and assembly development, while avoiding the considerable cost of ownership borne by our competitors. As consumer electronics companies produce more complex and more compact products, we intend to meet their needs through what we believe is the lowest cost business model, with the goal of producing the lowest cost, smallest and most energy efficient semiconductor products in the world.

Emphasizing the development of non-commodity memory products to enhance growth. We offer a selection of our products in wafer and die form. This allows our customers to develop multi-chip module products for extremely small form factor products such as Bluetooth modules for headset and GPS modules for cell phone applications. We also provide multi-chip module products that incorporate die from other semiconductor manufacturers. We intend to continue to develop new products and leverage our supply chain to take advantage of the significant growth opportunities in the wireless applications market with specific focus on cellular phone, GPS, WLAN and Bluetooth applications.

Continuing to expand our embedded flash licensing business. We believe that our proprietary SuperFlash technology is well-suited for both embedded memory applications and the licensing business model. Many electronic system manufacturers have incorporated our technology into the semiconductor devices that are at the heart of their products. To date, approximately thirteen billion devices incorporating SuperFlash technology have been shipped accumulatively by us or our licensees. We plan to expand our licensing of SuperFlash technology to additional and existing licensees at ever finer technology nodes for embedded flash applications to enhance the value of our technology to electronic system manufacturers. We also plan to add other product applications, thereby expanding our licensing business by first developing an application for our direct product sales model and then offering it to our licensees under our licensing model as we did with flash memory products for the smart card industry.

Leveraging our technology, sales channel and supply chain to become a premier provider of NAND Controller-based modules and radio frequency IC products. Many electronic products in the digital consumer, networking, wireless communications and Internet computing markets incorporate our flash memory products. We are expanding our product line beyond NOR flash to include additional devices that these manufacturers need for their products. We provide radio frequency power amplifier and front-end module products for wireless applications such as cellular phones, WLAN, WiMAX, and notebook and netbook PCs.

We are expanding our product offerings to include NAND Controllers and highly integrated NAND Controller-based modules that we believe give electronic systems manufacturers superior flexibility in the design and manufacture of their products. Many digital electronic devices currently being introduced, such as Smartphones, personal media players, and digital cameras and camcorders, require high-density NAND flash memory for storing music, pictures and other data that require large data storage capacities in addition to the NOR memory required to operate the system’s controller. We believe that the application market for high-density NAND flash memory is attractive based on its potential size and growth. Because of the inherent defects in NAND flash, the NAND Controller component plays a critical role in managing the NAND flash defects and ensuring product reliability and performance. We have more than 18 years of experience in NAND Controller design, which will enable us to create innovative NAND Controller-based modules that meet manufacturers’ demands for quality, reliability and performance. We believe demand for high-density code storage applications may be better addressed by an integrated system solution than by pure high-density NOR memory.

Operating Strategy

In 2004 we began a diversification strategy to invest in: the development of smaller and thinner package technology for portable applications, the development of smaller manufacturing geometries to reduce costs, the development of lower voltage technology for battery applications, the development of new fab relationships to provide additional capacity, and the development of non-memory products to expand our revenue base. As part of this strategy, we have incurred higher operating costs with the goal of increasing revenues and gross profit. During 2008, we began to re-evaluate our level of investment in these objectives and to focus our efforts toward making our diversification program more effective. To that end, and in response to the developing worldwide economic recession, we decided to restructure our operations in the fourth quarter of 2008, including a significant reduction in headcount and operating expenses as well as the realignment of our development priorities. This refined strategy continues the essential elements of diversification by focusing on a reduced number of projects in the areas of non-commodity NOR products, NAND Controllers and modules and radio frequency products which are synergistic with our memory markets. We believe this focus on a smaller set of projects, along with the reduction in operating expenses, will ultimately make our company more profitable and enhance shareholder value.

Most of our competitors are larger in size, and have greater financial resources available for development of fabrication and assembly facilities. While this model can allow quicker time-to-market and lower variable costs, it can reduce flexibility and ability to adapt to changes in market conditions. While our fabless model does not require us to assume debt, in order to remain competitive we have to continue to innovate. Our strategic investment program focuses on partners who are making large capital investments across a range of markets, in addition to the flash memory market. In this way we can effectively share costs with other investors in the strategic partner, often receiving exclusive use of their technology for the flash memory market. Although we cannot directly control our partners’ development processes and the allocation of their facilities’ capacity, we can adapt more easily to economic downturns in order to minimize adverse impact to our business. We have utilized this investment strategy in other areas such as software and systems development, logistic facilities, distributors and marketing representatives. We continually review both the strategic and financial returns on these investments and we may decide to sell any investment at any time. In addition, certain factors may require us to review the value of these investments and we may be required to record impairments to the carrying value of these investments.

Our Products

Currently, we offer low- to medium-density NOR flash devices (256 Kbit to 64 Mbit) and other products that target a broad range of existing and emerging applications in the digital consumer, networking, wireless communications and Internet computing markets. Our products are segmented largely based upon attributes such as density, voltage, access speed, package and target application. We divide our products into two reportable segments: Memory Products and Non-Memory Products.

Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi Purpose Flash, or MPF, family, the Multi Purpose Flash Plus, or MPF+ family, the Advanced Multi-Purpose Flash Plus, or Advanced MPF+ family, the Concurrent SuperFlash, or CSF family, the Firmware Hub, or FWH family, the SPI serial flash family, the Serial Quad Interface, or SQI, flash family, the ComboMemory family, the Many-Time Programmable, or MTP, family, and the Small Sector Flash, or SSF, family.

Our Non-Memory Product segment includes other semiconductor products including NAND Controllers and NAND Controller-based modules, flash microcontrollers, smart card ICs and modules, and radio frequency ICs and modules.

Technology Licensing

We license our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications. We intend to increase our market share by entering into additional license agreements for our SuperFlash process and memory cell technology with leading wafer foundries and semiconductor manufacturers. We expect to continue to receive licensing fees and royalties from these agreements. We design our products using our patented memory cell technology and fabricate them using our patented process technology. As of December 31, 2008, we held 261 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2028 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and China.

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

In digital consumer products, we provide products for consumer electronics companies including LG, Hon Hai, Micronas, Apple, Samsung, Lite-On, NEC, Funai, Sony, Orion, BenQ, Sigma Design, ALCO, Inventec, Pioneer, Nintendo, BBK, Toshiba, JVC, Mattel, Panasonic (Matsushita), Sanyo, Konka, Canon, Hisense, Creative, Daewoo, Thomson, Sharp, Reigncom, Olympus, TiVO, and Haier.

In networking, we provide products for Broadcom, Atheros, Conexant, Alpha Networks, Gemtek, Gongjin, Hon Hai, Edimax, Avocent, TP-Link, ZTE, Senao, Cameo Communications, Sagem Orga, Adtran, Askey, Intel, Asustek, Global Sun, Thomson, Huawei, TCL, Comtrend, Buffalo, Tecom, Mitsumi, Arris, Cybertan and Samsung.

In wireless communications, we provide products for companies including Syscom, Samsung, Crestfounder, USI, GN Netcom, Sagem Orga, Alps, Gemalto, ZTE, Hon Hai, Cambridge Silicon Radio, Watchdata System, Pansun Infotech, Haier, CCT, Wuhan Tienyu Information Industry, Magnificent Mile, Taiyo Yuden, Mitsumi, Ningbo Bird, Logitech, VTech,and Garmin.

In Internet computing, we provide a wide array of products for companies including Asustek, Seagate, Western Digital, TPV Technology, Hon Hai, Quanta, Intel, Giga-Byte, Quanta, ECS, Inventec, Titanic, Lenovo, Matsushita, Sharp, Fujitsu-Siemens, Wistron, Mitac, Microstar, Fujitsu, Epson, Buffalo, Samsung, Brother, USI, Canon, Lite-On, NEC, IBM and Toshiba.

The following tables illustrate revenue by geographic region. Revenue by geographic region is determined based on where product is shipped to by us or our logistics center or where license revenue is generated. Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
United States	$24,173	$23,349	$22,463
Europe	32,381	26,802	19,742
Japan	40,752	40,303	33,722
Korea	30,734	37,487	25,804
Taiwan	97,552	112,930	106,007
China (including Hong Kong)	193,674	138,761	82,809
Other Asian Countries	33,243	32,116	24,987

	$452,509	$411,748	$315,535

See Note 15 “Segment and Geographic Reporting” to our consolidated financial statements for further information regarding our revenue by geographic region and location of our long-lived assets.

Sales and Distribution

We sell a majority of our products to customers in Asia through our representatives and we distribute a majority of our products through our logistics center. We also sell and distribute our products in North America and Europe through manufacturers’ representatives and distributors. Our manufacturer representative and distributor relationships are generally cancelable, with reasonable notice, by either party.

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

Applications

As the digital consumer, networking, wireless communications and Internet computing industries continue to expand and diversify, new applications are likely to be developed. We believe our products are designed to address this expanding set of applications:

Digital Consumer		Networking	Wireless Communications	Internet Computing
Digital Video Recorder (DVR)	Set-top Box	VoIP	Cellular Phone	Information Appliance
Digital TV	CD-ROM Drive	DSL Modem	Cordless Telephone	Notebook PC
Digital Camera	CD-RW Drive	Cable Modem	GPS on Cellular Phone	Desktop PC
Digital Camcorder	DVD-ROM Drive	Wireless LAN	Bluetooth Applications	Hard Disk Drive
DVD Player	DVD-RAM Drive	Network Interface Card	Wireless Modems	LCD Monitor
DVD Recorder	DVD-RW Drive	Router/Switch		Server
Blu-Ray DVD Player	Web Browser			Graphics Card
MP3 Player	Hand-held GPS			Printer
Video Game Systems	Electronic Toys			Copier/Scanner
PDA	Portable Media Player			Bar Code Scanner
Electronic Book	Memory Cards			Thin Client System
Remote Controller	Electronic Organizer			Mobile Internet Device (MID)
Netbook PC

Manufacturing

We purchase wafers and sorted die from semiconductor manufacturing foundries, have these products shipped directly to subcontractors for packaging, testing, and finishing, and then ship the final product to our customers. Virtually all of our subcontractors are located in Asia.

Wafer and Sorted Die. During 2008, our major wafer fabrication foundries were TSMC, Grace, HHNEC and Seiko-Epson. In 2008, wafer sort, which is the process of testing individual die on silicon wafer, was performed at King Yuan Electronics Company, Limited, or KYE, Lingsen, HHNEC, Sanyo, Seiko-Epson and TSMC. In order to obtain, on an ongoing basis, an adequate supply of wafers, we have considered and will continue to consider various possible options, including equity investments in foundries in exchange for secure production volumes, the formation of joint ventures to own and operate foundries and the licensing of our proprietary technology. We hold an equity investment in GSMC, a Cayman Islands company. Grace is GSMC’s wafer foundry subsidiary and is located in Shanghai, People’s Republic of China.

Packaging, Testing and Finishing. In the assembly process, the individual dies are separated and assembled into packages. Following assembly, the packaged devices require testing and finishing to segregate conforming from nonconforming devices and to identify devices by performance levels. Currently, all devices are tested and inspected pursuant to our quality assurance program at our international subcontracted test facilities before shipment to customers. Certain facilities currently perform consolidated assembly, packaging, test and finishing operations all at the same location. During 2008, most subcontracted facilities performing the substantial majority of our operations were in Taiwan. The subcontractors with the largest amount of our activity were KYE, Lingsen, and Powertech Technology, Incorporated, or PTI. We hold equity investments in three subcontractors: Apacer Technology, Inc., or Apacer, KYE and PTI.

Research and Development

We believe that our future success will depend in part on the development of next generation technologies with reduced feature size. During 2006, 2007 and 2008, we spent $52.0 million, $56.7 million and $59.0 million, respectively, on research and development. Our research efforts are focused on process development and product development. Our research strategy is to collaborate with our partners to advance our technologies. We work simultaneously with several partners on the development of multiple generations of technologies. In addition, we allocate our resources and personnel into category-specific teams to focus on new product development. From time to time we invest in, jointly develop with, and license or acquire technology from other companies in the course of developing products.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution, manufacturing and other resources than us. Our low-density memory products, sales of which presently account for the majority of our product revenues, compete against products offered by Macronix, PMC, EON and Winbond. Our medium-density memory products compete with products offered by Spansion, Macronix, Winbond, Samsung and Numonyx. If we are successful in developing our high-density products, these products will compete principally with products offered by Spansion, Numonyx and Samsung, as well as any new companies who may enter the market. On March 1, 2009 Spansion filed for protection under Chapter 11 of the federal bankruptcy code. Spansion could operate under Chapter 11 protection for an extended period and could improve its competitive position while under such protection. In addition, competition may come from alternative technologies such as phase change memory technology.

The competition in the existing markets for some of our other product families, such as the FlashFlex microcontroller product family, is extremely intense. We compete principally with major companies such as Atmel, Microchip Technology, Freescale Semiconductor, Inc., Philips and Winbond in the microcontroller market. We may, in the future, also experience direct competition from our foundry partners. We have licensed to our foundry partners the rights to fabricate certain products based on our proprietary technology and circuit design, and to sell such products worldwide, subject to royalty payments back to us. Our smart card products compete with Masked ROM and flash or EEPROM offerings primarily from Infineon, Renesas, Samsung and STMicroelectronics. For radio frequency IC products, the competition in the existing markets is also extremely intense. Our radio frequency IC products compete primarily with Microsemi, RF Micro Devices, Richwave and ANADIGICS, especially in the WLAN markets. For our NAND Controller and NAND Controller-based module products, we compete primarily with Intel, Phison, Samsung, SanDisk, STEC and Toshiba.

We compete principally on price, reliability, functionality and the ability to offer timely delivery to customers. While we believe that our low-density memory products currently compete favorably on the basis of cost, reliability and functionality, it is important to note that some of our principal competitors have a significant advantage over us in terms of greater financial, technical and marketing resources. Our long-term ability to compete successfully in the evolving flash memory market will depend on factors both within and beyond our control, including access to advanced process technologies at competitive prices, successful and timely product development, wafer supply, product pricing, actions of our competitors and general economic conditions.

Employees

As of December 31, 2008, we employed 614 individuals on a full-time basis, 282 of whom reside in the United States. Of these 614 employees, 92 were employed in manufacturing support, 286 in engineering, 112 in sales and marketing and 124 in administration, finance and information technology. Our employees are not represented by a collective bargaining agreement, nor have we ever experienced any work stoppage related to strike activity. We believe that our relationship with our employees is good.

Executive Officers

The following table lists the names, ages and positions of our executive officers as of January 1, 2009. There are no family relationships between any executive officer. Executive officers serve at the discretion of our Board of Directors.

Name	Age	Position
Bing Yeh	58	President, Chief Executive Officer and Chairman of the Board
Yaw Wen Hu	59	Executive Vice President, Chief Operating Officer and Director
Derek J. Best	57	Senior Vice President, Sales and Marketing
Chen Tsai	56	Senior Vice President, Worldwide Backend Operations
Paul S. Lui	58	Senior Vice President, NSP Business Unit
James B. Boyd	56	Senior Vice President, Finance and Chief Financial Officer

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

James B. Boyd joined us as Chief Financial Officer and Senior Vice President, Finance in June 2007. From 2000 to 2007, Mr. Boyd served as chief financial officer for ESS Technology, a manufacturer of DVD and image sensor chips, where he was responsible for all financial and legal functions. Prior to that, he was chief financial officer for Gatefield Corp., a manufacturer of nonvolatile reprogrammable FPGAs. Mr. Boyd has also held finance positions at companies ranging in size from Fortune 100 firms to start-ups. Mr. Boyd holds a B.S. and an M.B.A from the University of Wisconsin and a J.D. from Golden Gate University School of Law.

Available Information

We were incorporated in California in 1989. Additional information is available free of charge electronically through our Internet website, www.sst.com. This information includes our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

Global economic conditions have reduced demand for our products, adversely impacted our customers and suppliers and harmed our business.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a continuing risk to our business as consumers and businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which have reduced the demand for our products. Other factors that could depress demand for our products in the future include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have reduced demand for our products and could further harm our business, financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including stocking representatives, distributors and other channel partners, to obtain credit to finance the operations of their businesses and/or customer, including channel partner, insolvencies; and failure of financial institutions, which may negatively impact our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash, cash equivalent and marketable securities balances.

Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.

We have incurred net losses in each year since 2005. Our operating results have fluctuated significantly and our past financial performance should not be used to predict future operating results. Our recent quarterly and annual operating results have fluctuated, and may continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

•	the availability, timely delivery and cost of wafers or other manufacturing and assembly services from our suppliers;

•	competitive pricing pressures and related changes in selling prices;

•	fluctuations in manufacturing yields and significant yield losses;

•	new product announcements and introductions of competing products by us or our competitors;

•	product obsolescence;

•	lower of cost or market, obsolescence or other inventory adjustments;

•	changes in demand for, or in the mix of, our products;

•	changes in demand for, or in the mix of, our licensees’ business as well as the mix between upfront fees and per unit royalties;

•	the gain or loss of significant customers;

•	market acceptance of products utilizing our SuperFlash® technology;

•	changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;

•	exchange rate fluctuations;

•	general economic, political and environmental-related conditions, such as natural disasters;

•	changes in our allowance for doubtful accounts;

•	valuation allowances on deferred tax assets based on changes in estimated future taxable income;

•	difficulties in forecasting, planning and management of inventory levels;

•	unanticipated research and development expenses associated with new product introductions;

•	the timing of significant orders and of license and royalty revenue;

•	valuation of investments and long-term assets; and

•	the impact of the sub-prime mortgage crisis on our cash and other investments.

If our reorganization and expense reduction efforts are not successful, our business will be harmed

We have incurred net losses in each year since 2005. As a result of negative global economic conditions and market instability, we are continuing to undertake actions to reduce our expenses. In December 2008, as a result of weakening demand caused by the rapid slowdown in the global economy, we announced the implementation of a global reorganization designed to reflect changes in anticipated levels of business. This action was taken to reduce costs of operations, to streamline the organization going forward, and to improve our focus on accelerating time-to-market of select new products. We may not be able to successfully achieve anticipated expense reductions or streamline our operations. If our expense reduction efforts are unsuccessful, our operating results and business will be harmed. In addition, the time-to market of our products is lengthy and we may not be able to successfully accelerate the development of new products.

The selling prices for our products are extremely volatile and have historically declined during periods of over capacity or industry downturns.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. We are currently facing such a downturn and we cannot predict the extent or duration of the downturn. Continued downward price pressure in the industry may reduce our operating results and harm our financial and competitive position.

Our operating expenses are relatively fixed, and we order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. In the fourth quarter of 2008, our revenue fell 36.8% from the third quarter of 2008 and we were not able to reduce our operating expenses sufficiently to offset the revenue decline we experienced. Our future operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following reasons:

•

sudden drops in consumer demand, such as we experienced in the fourth quarter of 2008, may cause customers to cancel backlog, push out shipment schedules, or reduce new orders, possibly due to a slowing economy or inventory corrections among our customers;

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

In addition, political or economic events beyond our control can suddenly result in increased operating costs. In addition, we are required to record compensation expense on stock option grants and purchases under our employee stock purchase plan which substantially increases our operating costs and impacts our earnings (loss) per share.

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2006, 2007 and 2008 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The current negative worldwide economic conditions and market instability make it increasingly difficult for us to accurately forecast future product demand trends. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of December 31, 2008, we had $54.2 million of inventory on hand, an increase of $4.0 million, or 7.9%, from December 31, 2007. Total valuation adjustments to inventory and adverse purchase commitments were $8.5 million in 2007 and $14.2 million in 2008. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment, to the extent that the carrying value of the inventory exceeds the average selling price, and could harm our financial results. For excess inventory analysis, we compare the inventory on hand with the forecasted demand. Demand is based on one year for packaged products and two years for products in die form. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans, diminished market demand and other factors that may be appropriate during a particular period. In the event that customer requirements cause us to change this methodology, it may be necessary for us to provide for an additional allowance, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. During the fourth quarter of 2008, we experienced a significant push out of customer delivery schedules and order cancellations. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We have historically experienced a decrease in the average selling prices of our products during periods of industry-wide oversupply and excessive inventory. We have experienced price erosion in selected areas in 2008 and our business could be further harmed by a continued industry-wide prolonged downturn.

There is seasonality in our business and if we fail to continue to introduce new products this seasonality may become more pronounced.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. However, due to negative global economic conditions and market instability, we did not experience this historical increase in sales in the second half of 2008 and we may not experience it in the second half of 2009. In the past we have been able to mitigate such seasonality with the introduction of new products throughout the year. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Our business may suffer due to risks associated with international sales and operations.

During 2006, 2007 and 2008, our international product and licensing revenues accounted for 94.7%, 94.3% and 92.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 87.7%, 88.8% and 87.3% of our net product revenues from Asia during 2006, 2007 and 2008, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity and debt securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For 2006, 2007 and 2008, we recorded impairments on our investments of $44.1 million, $22.4 million and $21.8 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash and cash equivalents and short-term and long-term investment portfolio as of December 31, 2008 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate fluctuations and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. Also, as a result of current market conditions, the value of our investments in publicly held companies in Taiwan, a component of our long-term investment portfolio, have declined significantly. During the fourth quarter of 2008 we recorded an impairment charge of $231,000 associated with our investment in KYE. Please see Note 16 “Equity Investments and Related Party Reporting” to our consolidated financial statements for more information on our investment in KYE. In 2008, we did not record any other impairments associated with our investments in publicly held companies. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

We do not typically enter into long-term contracts with our customers, and the loss of a major customer could harm our business.

We do not typically enter into long-term contracts with our customers. In addition, we cannot be certain as to future order levels from our customers. In the past, when we have entered into a long-term contract, the contract has generally been terminable at the convenience of the customer. The loss of a major customer could harm our business.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology

Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. During 2006, 2007 and 2008, SPT serviced end customer shipments accounting for 59.1%, 60.1% and 56.2%, respectively, of our net product revenues recognized. As of December 31, 2006, 2007 and 2008, SPT accounted for 68.9%, 65.3% and 50.9%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Related Party Transactions.”

We do not have any long-term contracts with SPT, PCT or Silicon Professional Alliance Corporation, or SPAC, another subsidiary of PCT. SPT, PCT or SPAC may cease providing services to us at any time. If SPT, PCT or SPAC were to terminate their relationship with us we would experience a delay in reestablishing warehousing, logistics and distribution functions, and it could impair our ability to collect accounts receivable from SPT and may harm our business. In addition if SPT were to experience financial difficulty, our collection of our accounts receivable could be adversely affected and our business could be harmed.

We depend on a limited number of foreign foundries to manufacture our products, and these foundries may not be able to satisfy our manufacturing requirements, which could cause our revenues to decline.

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by four foundries, Grace and HHNEC in China, TSMC in Taiwan, and Seiko-Epson Corporation. We have an equity investment in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace in Shanghai, China. We anticipate that these foundries, together with Samsung Corporation in Korea and Powerchip Semiconductor Corporation, or PSC, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results. Purchases from our top three suppliers accounted for 52.1% of our costs of revenues in 2008.

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

In order to grow, we need to increase our present manufacturing capacity. The existing capacity from Grace, HHNEC and TSMC available were insufficient during 2007. We subsequently contracted for additional manufacturing capacity and do not expect capacity constraints in the forseeable future. However, events that we have not foreseen could arise which would further limit our capacity. Similar to our investment in GSMC, we may determine that it is necessary to invest substantial capital in order to secure appropriate production capacity commitments. If we cannot secure additional manufacturing capacity on acceptable terms, our ability to grow will be impaired and our operating results will be harmed.

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

Our wafer and product requirements typically represent a small portion of the total production of the foundries that manufacture our products. As a result, we are subject to the risk that a foundry will cease production on an older or lower-volume manufacturing process that it uses to manufacture our products. Additionally, we cannot be certain our foundries will continue to devote resources to advance the process technologies on which the manufacturing of our products is based. We are currently transitioning to lower geometries, and if our foundries are unable to successfully make this transition our business will be harmed. Either one of these events could increase our costs and harm our ability to deliver our products on time.

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

Due to the flash memory product cycle we usually require more than nine months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design-in, which may take three months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional nine months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers. We expect that the current negative global economic conditions will continue to lengthen our sales cycles.

Our success is dependent on the growth and strength of the flash memory market.

Substantially all of our products, as well as all new products currently under design, are stand-alone flash memory devices or devices embedded with flash memory. A memory technology other than SuperFlash may be adopted as an industry standard. Our competitors are generally in a better financial and marketing position than we are from which to influence industry acceptance of a particular memory technology. In particular, a primary source of competition may come from alternative technologies such as FRAM or MRAM devices if such technology is commercialized for higher density applications. To the extent our competitors are able to promote a technology other than SuperFlash as an industry standard, our business will be harmed.

We face intense competition from companies with significantly greater financial, technical and marketing resources that could harm sales of our products.

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory components and have recently added significant capacity for such production. Our low-density memory products, medium-density memory products, and high-density memory products, if we are successful in developing these products, face substantial competition. In addition, we may in the future experience direct competition from our foundry partners.

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

The high level of complexity and integration of our products increases the risk of latent defects, which could damage customer relationships and increase our costs.

Our products are based upon evolving technology and are highly complex. The integration of additional functions into already complex products could result in a greater risk that customers or end users could discover latent defects or subtle faults after we have already shipped significant quantities of a product. Although we test our products, we may in the future encounter defects or errors. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, product warranty costs for recall and replacement and product liability claims against us which may not be fully covered by insurance.

Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, recruit and retain additional personnel.

We are dependent on Bing Yeh, our President and Chief Executive Officer, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

Our ability to compete successfully depends, in part, on our ability to protect our intellectual property rights.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of December 31, 2008, we held 261 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2028 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we recorded additional non-cash stock-based compensation expense, and related tax effects, related to stock option grants and restated our historical financial statements. The review of our historical stock option granting practices required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $12.0 million for 2007. In addition, the review diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

We are engaged in derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.

Securities class action law suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and management resources in defending against such claims. Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. As described in Item 3. “Legal Proceedings,” several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants.

The complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege, among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. These or future similar complaints, or any future litigation may not result in the same conclusions reached by the Chairman of the Audit Committee. The conduct and resolution of these matters or other litigation will be time consuming, expensive and may distract management from the conduct of our business.

Former employees may also bring lawsuits against us or engage us in arbitration relating to their stock options and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could harm our business, financial condition and results of operations.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2008.

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

If we determine that we have a material weakness in our internal control over financial reporting, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2008 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

The restatement of financial statements for the years ended December 31, 1997 through December 31, 2005 in prior filings with the SEC is a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. Additionally, as of December 31, 2006 and 2007 and the quarter and nine months ended September 30, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual financial statements and to the interim financial statements for the quarters ended March 31, 2008 and September 30, 2008, that required remediation. Management implemented a remediation plan and remediated the material weaknesses as of December 31, 2008.

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

In the past five years we have acquired Emosyn, LLC, a fabless semiconductor manufacturer specializing in the design and marketing of smart card ICs for SIM applications, G-Plus, Inc., a semiconductor manufacturer specializing in the design and marketing of radio frequency ICs and monolithic microwave ICs and Actrans Systems Inc., a fabless semiconductor company that designs flash memory and EEPROMs. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, including interests in our existing subsidiaries and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of such transactions. Any such transactions could be material to our financial condition and results of operations. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

As of December 31, 2008, we occupied three major facilities totaling approximately 132,000 square feet in Sunnyvale, California which is where our executive offices, research and development, principal manufacturing engineering and testing facilities are located. Of the three major facilities occupied, we own one facility totaling approximately 20,000 square feet and we lease two facilities totaling approximately 112,000 square feet. The leases on the two facilities in Sunnyvale expire in 2010. As part of our restructuring plan to reduce expenses, we vacated the owned facility in January 2009. We also have approximately 130,000 square feet of office space in various domestic and international sites with expiration ranging from 2009 to 2027. We believe these facilities and any others we may lease in the future are adequate to meet our needs for at least the next 12 months.

Item 3.	Legal Proceedings

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (or the “Federal Derivative Litigation”)and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006.

The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the Court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through the current fiscal year. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which is scheduled to be heard on April 24, 2009. We are currently in ongoing settlement discussions in the above referenced matter.

On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current and former officers and directors and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain defendants violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. The parties initiated settlement discussions and filed several stipulations to extend defendants’ deadline to respond to the shareholder derivative complaint, which the court granted. On April 13, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. On January 25, 2008, the court and parties in the Chuzhoy matter agreed to postpone the filing of the amended complaint pending settlement discussions. We are currently in ongoing settlement discussions in the above referenced matter.

In January and February 2005, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our current and former officers and directors. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387. On April 28, 2005, pursuant to a joint stipulation, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026 and the Federal Derivative Litigation. Defendants filed a motion to stay the action on March 28, 2008, and a demurrer on May 12, 2008. On October 31, 2008, the court sustained the demurrer, in part, with leave to amend. The court also granted the motion to stay, staying all further proceedings in favor of the Chuzhoy matter. We are currently in ongoing settlement discussions in the above referenced matter.

On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a “Compact ISA-bus Interface”. The plaintiff sought a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. On January 1, 2009, OPTi and SST resolved our differences and the suit was dismissed with prejudice.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The principal U.S. market for our common stock is the NASDAQ Global Market. The only class of our securities that is traded is our common stock. Our common stock has traded on the NASDAQ Global Market since November 21, 1995, under the symbol SSTI. The following table sets forth the quarterly high and low sales prices of our common stock for the period indicated, as reported by the NASDAQ Global Market. These prices do not include retail mark-ups, markdowns or commissions. The closing sales price of our common stock on December 31, 2008, the last trading day in 2008, was $2.29.

2007		High	Low
First Quarter:	January 1 - March 31, 2007	$5.81	$4.35
Second Quarter:	April 1 - June 30, 2007	$5.17	$3.57
Third Quarter:	July 1 - September 30, 2007	$4.07	$2.61
Fourth Quarter:	October 1 - December 31, 2007	$3.83	$2.61

2008		High	Low
First Quarter:	January 1 - March 31, 2008	$3.01	$2.58
Second Quarter:	April 1 - June 30, 2008	$3.30	$2.74
Third Quarter:	July 1 - September 30, 2008	$3.50	$2.72
Fourth Quarter:	October 1 - December 31, 2008	$3.25	$2.05

Comparison of Five Year Cumulative Total Return(1)

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Semiconductor Composite Index for the five year period from December 31, 2003 through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Silicon Storage Technology, Inc., The NASDAQ Composite Index

And The RDG Semiconductor Composite Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Approximate Number of Equity Security Holders

As of December 31, 2008, there were approximately 423 record holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock and we may continue to retain earnings, if any, to finance future growth. We continuously evaluate our ability to pay dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans is contained in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated herein by reference.

(1)	This stock performance chart shall not be deemed to be “soliciting material” or be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities

In January 2008, our Board of Directors approved a stock repurchase program of up to $30.0 million of our common stock at any time commencing February 11, 2008. The program does not obligate us to acquire shares at any particular price per share and may be suspended at any time and at our discretion.

During 2008, we repurchased an aggregate of 9,518,000 shares at an average price per share of $3.04. As of December 31, 2008, the program has been suspended and no further repurchases under the program are contemplated at this time.

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each month in the quarter ended December 31, 2008 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plan	Approximate Dollar Value That May Yet be Purchased Under the Plan
October 1, 2008 to October 31, 2008	2,752	$3.05	2,752	$1,078
November 1, 2008 to November 30, 2008	—	$—	—	$1,078
December 1, 2008 to December 31, 2008	—	$—	—	$1,078

Total	2,752	$3.05	2,752

(1)	Includes broker commissions.

Item 6.	Selected Consolidated Financial Data

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004(1)	2005(1)	2006(2)	2007(3)	2008(4)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$449,198	$430,899	$452,509	$411,748	$315,535
Cost of revenues	322,059	352,417	333,643	291,332	218,304

Gross profit	127,139	78,482	118,866	120,416	97,231

Total operating expenses	97,726	102,615	102,745	144,475	114,405

Income (loss) from operations	29,413	(24,133)	16,121	(24,059)	(17,174)

Net income (loss)	$26,656	$(26,624)	$(20,777)	$(48,957)	$(39,815)

Net income (loss) per share—basic	$0.28	$(0.26)	$(0.20)	$(0.47)	$(0.40)

Net income (loss) per share—diluted	$0.27	$(0.26)	$(0.20)	$(0.47)	$(0.40)

Consolidated Balance Sheet Data:
Total assets	$501,440	$478,212	$465,978	$403,465	$288,483

Long-term obligations	$1,307	$2,627	$2,030	$7,548	$8,082

Shareholders’ equity	$368,315	$375,944	$365,715	$322,553	$243,214

(1)	Results of operations include the effects of the acquisitions of Emosyn LLC and G-Plus, Inc. in 2004 and the acquisition of Actrans Systems Inc. in 2005.

(2)	Results for 2006 include the impairment of our equity investments in Grace Semiconductor Manufacturing Corporation, or GSMC, of $40.6 million and Nanotech Inc. of $3.5 million and a gain on the sale of a portion of our investment in Powertech Technology, Incorporated of $12.2 million.
(3)	Results for 2007 include the impairment of our equity investments in GSMC of $19.4 million and EoNex Technologies, Inc. of $3.0 million. Loss from operations includes $19.0 million of impairment of goodwill and long-lived assets and $12.0 million of expenses related to our voluntary independent review of our historical stock option granting practices and financial restatement.
(4)	Results for 2008 include the impairment of our equity investments in GSMC of $11.6 million and Advanced Chip Engineering Technology, Inc. of $9.7 million. Loss from operations includes a $2.5 million restructuring charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We produce and sell many products based on our SuperFlash design and manufacturing process technology. Our products are incorporated into products sold by many well-known companies including Apple, Asustek, BenQ, Cisco, Dell, First International Computer, Gigabyte, Haier, Huawei, Infineon, Intel, IBM, Inventec, Legend, Lenovo, LG Electronics, Freescale Semiconductor, NEC, Nintendo, Panasonic, Philips, Quanta, Samsung, Sanyo, Seagate, Sony, Sony Ericsson, Toshiba, Texas Instruments, VTech and ZTE.

We also produce and sell other semiconductor products including flash microcontrollers, smart card ICs and modules, radio frequency ICs and modules, NAND Controllers and NAND Controller-based modules.

One of our goals is diversification through the active development of our non-memory business. Our objective is to transform SST from a pure play in flash memory to a multi-product line semiconductor company and a leading licensor of embedded flash technology. We continue to execute on our plan to derive a significant portion of our revenue from non-memory products, which includes flash microcontrollers, NAND Controller-based modules, smart card ICs and radio frequency ICs and modules. We believe non-memory products represent an area in which we have significant competitive advantages and also an area that, in the long run, can yield profitable revenue with higher and more stable gross margins than our memory products. We may also explore strategic alternatives such as acquisitions or investments in other businesses.

Our product strategy is two fold: to continue to develop and grow our core NOR flash memory and embedded flash technology licensing business, while diversifying our business by expanding into new markets and pursuing growth opportunities through the development of new NAND Controller-based module and radio frequency IC products. In the NOR flash market, our goals are to be the leading worldwide supplier of low-density NOR flash memory devices and to maintain our position as the world’s number one embedded flash licensor by growing both upfront fees and per unit royalties. In our new business markets, our objectives are to leverage our core competencies in NAND Controller design into systems solutions as adoption of solid state memory technology grows, and to leverage our radio frequency wireless technology and systems expertise as development continues on a multitude of electronic devices which are enabled for wireless communication.

The Board of Directors has appointed a Strategic Committee to review our investments and to investigate strategic alternatives, including acquisitions and divestitures. The Strategic Committee is working closely with management and an outside consultant to evaluate our operations and products, and identify potential new business opportunities. This evaluation involves all aspects of our business in order to drive value for our shareholders and position SST for future growth.

Market Conditions and Global Reorganization

The unprecedented sudden decrease in demand for semiconductor products during the fourth quarter of 2008, resulting from the deepening global financial crisis, has caused a significant decline in our revenues. This decline in demand is evident in our results, with revenue from nearly all application segments down significantly in the fourth quarter of 2008, as compared with the third quarter. The digital consumer segment saw especially sharp declines, with fourth quarter 2008 revenues decreasing more than 50% from the third quarter. This persistent difficult economic environment necessitated that we accelerate certain planned changes to our business and focus. We took important steps to reduce our inventory, streamline our organizational structure and reduce our expenses by focusing our efforts on our most strategic initiatives.

In December 2008, we announced the implementation of a global reorganization designed to reflect changes in anticipated demand for our products. This action was taken to reduce costs of operations, realign our development priorities, and to improve our focus on accelerating time-to-market of select new products. This refined strategy continues the essential elements of diversification by focusing on a reduced number of projects in the areas of non-commodity NOR products, NAND Controllers and modules and radio frequency products which are synergistic with our memory markets. We believe this focus on a smaller set of projects, along with the reduction in operating expenses, will ultimately make our company more profitable and enhance shareholder value. The reorganization included a reduction in overall headcount of approximately 120, or 17 percent of our global workforce, most of which was completed by the end of 2008. We incurred a restructuring charge of $2.5 million in the fourth quarter of 2008, all of which is related to severance costs associated with the workforce reduction, and we expect to incur an additional restructuring charge of approximately $0.4 million in the first quarter of 2009. The workforce reduction and other restructuring actions took place worldwide and in all functional areas of the company, and are expected to reduce payroll-related expenses by approximately $13 million in 2009.

2008 in Review

Over the past 19 years, we have established ourselves as an industry leader with our superior SuperFlash technology, deep customer relationships and a talented team of employees dedicated to a common goal of excellence. Several years ago, with the recognition that our core memory business will continue to experience average selling price pressure that would limit our revenue growth potential, we began a diversification plan of investing in products and technologies that are expected to yield average selling prices, or ASPs, that are higher than our current memory products. We believe that a strategy of diversification will allow for better growth opportunities and higher return for our shareholders. We have invested internally and externally on new technologies designed to enhance our competitive position, and have received strong initial market response to many of our initiatives. In the fourth quarter of 2008, our non-memory products contributed 19% of overall product revenue and 45% of product gross profit.

Through our recent focus on executing this diversification strategy, we have achieved important milestones on several new products and technologies, including:

•

NANDrive, a high-performance, small form-factor solid state drive. Our NANDrive products contain an integrated ATA Controller and NAND memory in a multichip package and are used as a basic building block for storage in a wide variety of applications. During 2008, we expanded our NANDrive family of products with the addition of 512 MByte, 1 GByte, 2 GByte and 4 GByte products, capable of operating at industrial temperature ranges, making them compelling storage options in harsh environments including medical equipment, factory automation and automotive electronics. Since introduction, our customer base for the NANDrive family has continued to grow, with early success coming from applications such as IP set top boxes, mobile Internet devices and industrial applications. In 2008, we saw the first meaningful revenue from our NANDrive devices, with total shipments in excess of 600,000 units, and we continue to work on many design-in opportunities. As we ramp up production at this early stage of product cycle, we expect to see significant fluctuations both in quarterly revenue and unit shipments.

•

Radio Frequency power amplifiers. Using advanced technologies, these devices feature a highly-efficient, low-power, small-footprint design that supports 802.11 wireless standard. We are beginning to see traction in the adoption of our radio frequency ICs and modules, targeted at a wide range of wireless and multimedia applications, including cell phones. We shipped nearly 40 million units in 2008 and expect continued growth in 2009.

Due to the complexity of these new product families, the design-in and qualification cycle is expected to be long, and we further expect our near term results to be significantly impacted by the challenging overall economic environment.

Despite the current economic and competitive challenges, we continued to develop our core flash memory business and we believe we are well positioned in our memory product business as well as our as well as our complementary technology licensing business. As an increasing number of electronic products have been designed around microprocessors and microcontrollers, virtually all of these products incorporate some low-density NOR flash memory for code storage. In many cases, the code size for each product is also increasing as consumers demand more features and functionality. Further, as the definition of low-density continues to expand into 16, 32 and 64 Mbit densities, we believe this creates an opportunity for us and gives strong evidence that our core business will benefit from market growth in the future. We address this market with feature-rich, cost-effective products which allow us to support a very broad range of applications. For applications requiring smaller memory, we offer embedded SuperFlash technology through licensing agreements.

Our investment in producing innovative solutions continues to build on the success of our memory business, and during 2008 we announced three developments in NOR flash memory products. First, we announced the 26 Series Serial Quad I/O (SQI) family of 4-bit multiplexed I/O serial interface flash memory devices. The 26 Series’ high data rate, combined with low pin count and enhanced serial interface architecture, provide an ideal code storage solution for applications such as ultra low-cost handsets, Bluetooth headsets, optical disk drives and GPS devices. The second was a new addition to our 1.8V SPI serial flash product family; a 4 Mbit, small form factor product which is ideal for battery-powered, space-constrained mobile applications. Third, we announced a collaboration with Freescale Semiconductor, in which our SPI serial flash devices enable Freescale’s latest products to deliver dramatically enhanced battery life. Also, in the area of memory technologies, we are continuing to reduce manufacturing costs through the transition to more advanced process technologies that generally carry a lower cost per die. During 2008 we successfully brought up our 120nm technology at both Grace and PowerChip; foundries which we expect to produce a majority of our products in 2009. Five products have been released to production from these lines and four more are under verification and qualification. These products include the 16, 32 and 64 Mbit parallel and serial family of products, which we believe will provide the proper cost structure to remain competitive in the broader commodity memory market.

Outlook

We have experienced a rapid deterioration in our booking activities since September 2008, as our customers delayed their purchase orders in response to the sudden slowdown in consumer demand. Booking activities remained weak through the fourth quarter of 2008 and early 2009. Our customers continue to report a lack of demand visibility and we believe there is still inventory in the sales channels that will need to be absorbed before bookings will accurately reflect demand. Our own inventory has declined significantly from the end of the third quarter of 2008, as we carefully monitor customer requirements and have adjusted wafer starts accordingly. We expect to reduce our inventory level further in the first quarter of 2009.

The global reorganization and reduction in workforce is being conducted in a manner that we believe will best enable us to support the current and future requirements of our customer base and invest appropriately in our technology roadmap in order to enhance both our shorter and longer term competitive position. Our objective is to continue to execute on our strategy of diversification and the advancement of our technology through collaborated efforts with our strategic partners, while reducing operating expenses. Our fabless business model, in conjunction with our technology leadership, has been resilient during past business cycle downturns and we look forward to emerging stronger from this challenging environment.

The semiconductor industry has historically been cyclical, characterized by periodic changes in business conditions caused by product supply and demand imbalance. When the industry experiences downturns, they often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns are characterized by weak product demand, excessive inventory and accelerated decline of selling prices. Our current operating environment represents such a downturn and we cannot predict the extent or duration of the downturn.

Concentrations

We derived 87.7%, 88.8% and 87.3% of our net product revenues during 2006, 2007 and 2008, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 20.1%, 17.8% and 21.4% of our net product revenues in 2006, 2007 and 2008, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during 2006, 2007 and 2008.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 48.5%, 60.0% and 54.6% of our product shipments in 2006, 2007 and 2008, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 10.3%, 9.1% and 7.0% of our product shipments to end users in 2006, 2007 and 2008, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Please see a description of our relationship with PCT under “Related Party Transactions.” Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as sold to our end customers by SPT. For the years ended December 31, 2006, 2007 and 2008, SPT serviced end customer sales accounting for 59.1%, 60.1% and 56.2% of our net product revenues recognized. As of December 31, 2007 and 2008, SPT represented 65.3% and 50.9% of our net accounts receivable, respectively.

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

Results of Operations

On February 4, 2009 we announced our results for the quarter and year ended December 31, 2008. Since that time and prior to the filing of this Annual Report on Form 10K, we re-evaluated and increased our inventory write-down by $907,000 and re-assessed the valuation of our investment in GSMC, increasing our recorded impairment by $6.0 million. During the fourth quarter of 2008, we recorded a total impairment to our investment in GSMC of $11.6 million to adjust the carrying value to its estimated fair value of $11.5 million as of December 31, 2008. As a result, net loss for the fourth quarter of 2008 is $36.6 million, or $0.38 per share, based on 95.5 million shares outstanding and net loss for the year ended December 31, 2008 is $39.8 million, or $0.40 per share, based on 100.0 million diluted shares outstanding.

Net Revenues (in thousands, except percentages)

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Memory revenue	$350,156	$333,451	$228,237	$(16,705)	(4.8)%	$(105,214)	(31.6)%
Non-memory revenue	65,285	38,465	38,628	(26,820)	(41.1)%	163	0.4%

Product revenues	415,441	371,916	266,865	(43,525)	(10.5)%	(105,051)	(28.2)%
Technology licensing	37,068	39,832	48,670	2,764	7.5%	8,838	22.2%

Total net revenues	$452,509	$411,748	$315,535	$(40,761)	(9.0)%	$(96,213)	(23.4)%

The following discussions are based on our reportable segments described in Note 15 “Segment and Geographic Reporting” to our consolidated financial statements.

Memory Products

Memory product revenue decreased 31.6% in 2008 from 2007, primarily due to the overall reduction in demand for semiconductor products caused by the global economic downturn. In 2008, as compared with 2007, both unit shipments and average selling prices decreased across all memory product families, and were down 23.6% and 10.4%, respectively. Although unit shipments for serial flash products decreased 16.6% in 2008 from 2007, average selling prices remained relatively stable, down only 3.3%.

Memory revenue decreased in 2007 from 2006 primarily due to supply constraints due to wafer shortages from our foundry sources. These shortages led to orders that could not be fulfilled and forced us to be more selective in order acceptance. As a result, certain revenue opportunities were lost due to our inability to produce an adequate supply of products. While overall unit shipments increased 3.4% for 2007, average selling prices declined 8.8% due to continuing competitive pricing pressures in low-density markets.

We anticipate that memory product revenues will decline again in the first quarter of 2009, and may continue to fluctuate significantly in the future.

Non-Memory Products

Non-memory product revenue increased 0.4% in 2008 from 2007, with a decrease in unit shipments of 21.8%, led by smart card IC, offset by an increase in average selling prices of 32.5%, due to product mix. The decrease in unit shipments for smart card IC was due in part to our decision to focus on sales of higher margin products. The favorable mix primarily reflects the introduction of our NANDrive family of products.

Non-memory revenue decreased substantially in 2007 from 2006. Supply constraints, a 15.0% decrease in units shipped and a 27.8% decrease in average selling prices all led to the decline. The decline was led by NAND Controller shipments which declined 77.5% for 2007. Decreases of average selling prices in non-memory products in 2007 were mainly due to pricing pressures on smart card ICs.

We expect non-memory product revenue to fluctuate significantly throughout 2009 due to the current adverse economic conditions, as well as the start-up nature of our new product lines and diversification in our customer base.

Technology Licensing Revenue

Technology licensing revenue includes a combination of up-front fees and royalties. Technology licensing revenue increased 22.2% in 2008 from 2007, with the increase coming from royalties, primarily due to an ongoing trend toward flash technology within microcontroller markets.

Technology licensing revenue for 2007 increased 7.5% over 2006 primarily due to increased royalties from our licensees.

We anticipate revenues from technology licensing will remain relatively stable in 2009, but may fluctuate significantly in the future, depending on general economic conditions.

Gross Profit (in thousands, except percentages)

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Memory gross profit	$64,156	$72,802	$39,026	$8,646	13.5%	$(33,776)	(46.4)%
Memory gross margin	18.3%	21.8%	17.1%
Non-memory gross profit	17,642	7,782	9,535	(9,860)	(55.9)%	1,753	22.5%
Non-memory gross margin	27.0%	20.2%	24.7%

Product gross profit	81,798	80,584	48,561	(1,214)	(1.5)%	(32,023)	(39.7)%
Product gross margin	19.7%	21.7%	18.2%
Technology licensing gross profit	37,068	39,832	48,670	2,764	7.5%	8,838	22.2%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$118,866	$120,416	$97,231	$1,550	1.3%	$(23,185)	(19.3)%

Total gross margin	26.3%	29.2%	30.8%

Product Gross Profit

Memory products

Gross profit for memory products decreased 46.4% in 2008 from 2007, primarily due to the decrease in revenue resulting from the overall reduction in demand for semiconductor products. Average selling prices declined somewhat, as a result of the generally competitive industry environment. Gross profit for 2008 was also negatively impacted by inventory write-downs of $11.7 million, primarily on our serial flash and ComboMemory products, due to quantities in excess of forecasted demand and declining average selling prices. Comparatively, in 2007, high demand coupled with capacity constraints resulted in low inventory levels and favorable cost variances from the sale of products for which we had previously taken write-downs.

Gross profit for memory products in 2007 increased 13.5% from 2006. While supply constraints caused a loss of revenue, it also forced us to review existing business carefully and allowed us to pursue the most profitable opportunities. As a result, we concentrated on sales of higher margin products with just a 3.4% increase in units shipped over 2006. Overall memory gross margins were up 3.5% as a result of shipping more profitable products, despite an 8.8% decrease in average selling prices.

We expect memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

Non-memory products

Gross profit for non-memory products increased 22.5% in 2008 from 2007, despite a reduction in overall unit shipments and the generally weak economic environment. The increase in gross profit was due to higher unit shipments and stable average selling prices for NANDrive and microcontroller products, which was partially offset by a decrease in unit shipments for other non-memory products and inventory write-downs of $1.5 million, primarily on smart card IC inventory.

Gross profit for non-memory products declined 55.9% in 2007 from 2006. NAND Controller shipments declined by 9.5 million units leading to the majority of the decline in gross profit. In addition, supply constraints led to an overall 15.0% decrease in unit shipments which, coupled with continuing pricing pressures on smart card, contributed to a 27.8% decrease in average selling prices as well as a 6.8% decrease in our overall non-memory gross margins.

We expect non-memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors—We incurred significant inventory valuation and adverse purchase commitment adjustments in 2006, 2007 and 2008 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands)

Research and development

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Research and development	$52,003	$56,712	$58,955	$4,709	9.1%	$2,243	4.0%
Percent of revenue	11.5%	13.8%	18.7%

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

Research and development expenses for 2008 increased by $2.2 million, or 4.0% from 2007, due primarily to increases of $2.2 million for product development related expenses including wafers, masks and evaluation parts and $2.3 million for software and intellectual property licenses. These increases were partially offset by decreases of $801,000 for salaries, bonuses and employee benefits, and $434,000 for stock-based compensation. Research and development expenses for 2008 included a $1.1 million charge to write off various intellectual property licenses, as we refined our focus toward our most strategic initiatives. Total expense related to compensation and benefits decreased in 2008, as compared to 2007, largely as a result of our emphasis on research and development activities in Asia. The decrease in expense for stock-based compensation is due primarily to the accelerated expense recognition in 2007 of options granted in prior years, coupled with a reduction in the number of options granted to research and development personnel in 2008.

For 2007 in comparison to 2006, research and development expenses increased due to higher depreciation expense of $626,000, increased salaries and wages of $1.3 million, additional software license fees of $617,000 and accruals for bonus programs of $999,000. Increased research and development expenses were generally due to the ramp up of next generation products.

Due to a sharp decline in booking activities and near-term revenue forecasts in the fourth quarter of 2008, we implemented a worldwide restructuring plan and reduced our overall headcount. Although these measures are intended to reduce our operating expenses for 2009 as compared to 2008, reductions to research and development expenses may not be significant in the near term. Further, these expenses may continue to fluctuate based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Sales and marketing	$28,464	$29,229	$26,605	$765	2.7%	$(2,624)	(9.0)%
Percent of revenue	6.3%	7.1%	8.4%

Sales and marketing expenses consist primarily of commissions, employee salaries, stock-based compensation expense and other benefit-related expenses, as well as travel and entertainment expenses.

Sales and marketing expenses for 2008 decreased $2.6 million, or 9.0%, from 2007, due primarily to a reduction in commissions and logistics center fees of $1.7 million, as well as decreases of $409,000 for salaries, bonuses and employee benefits, $274,000 for stock-based compensation and $146,000 for travel and marketing programs. These decreases in commissions and compensation related expenses are consistent with the decline in product revenues for 2008 as compared with 2007.

For 2007, sales and marketing expenses increased slightly over 2006 due to increases in salaries and wages of $1.4 million and accruals for bonus programs of $231,000. Partially offsetting these expenses were lower commission expenses of $781,000 and lower logistic fees of $339,000 due to the decline in revenue from 2006.

We expect that sales and marketing expenses will remain flat or decrease somewhat in the near term, due to the lower commission expenses which are commensurate with a declining revenue forecast. However, these expenses may fluctuate throughout 2009 to support new product introductions and any anticipated future growth.

General and administrative

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
General and administrative	$22,278	$27,603	$26,331	$5,325	23.9%	$(1,272)	(4.6)%
Percent of revenue	4.9%	6.7%	8.3%

General and administrative expenses consist primarily of employee salaries, stock-based compensation, and other benefit-related expenses for administrative, executive and finance personnel, services and legal fees and allowances for doubtful accounts.

General and administrative expenses for 2008 decreased $1.3 million, or 4.6%, from 2007, due primarily to decreases of $1.2 million for salaries, bonuses and employee benefits and $1.4 million for outside services. These decreases were partially offset by increases of $746,000 for stock-based compensation and $388,000 for property and business taxes, which was largely due to property tax refunds received in 2007. The decrease in salaries, bonuses and employee benefits is largely due to the elimination of executive bonuses in 2008 and the decrease in outside services expense reflects the completion of various finance and accounting and information technology projects. The increase in stock-based compensation includes a charge of $244,000 for fully-vested restricted stock awards granted to employees in 2008, as well as a charge of $245,000 for stock options granted to directors. There were no restricted stock awards granted in 2007, and no annual stock option grants to directors in 2007 because we did not hold an annual shareholder meeting. See also Item 9B. “Other Information”.

For 2007 compared to 2006, general and administrative expenses increased due to higher outside service expenses of $1.2 million, related to tax and accounting, as well as accruals for bonus programs of $754,000. Other increases included depreciation expense of $551,000 and legal fees expense of $422,000.

Due to a decline in revenue forecast, we have implemented measures to manage expenditures. These measures may impact our general and administrative expenses in 2009, however, some of the impact is already evident in our 2008 results. As the nature of certain general and administrative expenses are relatively fixed, these expenses will not decrease in proportion to revenue. Further, certain expenses may increase somewhat to support long-term strategic initiatives.

Other operating expenses

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Other operating expenses	$—	$30,931	$2,514	$30,931	—%	$(28,417)	(92)%
Percent of revenue	0.0%	7.5%	0.8%

As a result of weakening demand, caused by the rapid slowdown in the global economy, in December 2008 we announced the implementation of a global reorganization to reflect changes in anticipated levels of business. The plan includes a reduction in overall headcount of approximately 120, or 17%, of our global workforce, most of which was completed by the end of 2008. We incurred a restructuring charge of $2.5 million in the fourth quarter of 2008, all of which is related to estimated severance costs associated with the workforce reduction. We expect to incur an additional restructuring charge of approximately $0.4 million in the first quarter of 2009 related to our global reorganization. We do not expect to incur significant additional expense related to this specific reorganization during the remainder of 2009. See also Note 20 “Restructuring Charges” to our consolidated financial statements.

During 2007 we conducted a voluntary independent review of our historical stock option granting practices. We incurred $12.0 million of expenses in 2007 related to this review, which included legal, tax, accounting, equity and other professional services. Our review of our historical option granting practices was substantially completed in 2007 and we did not incur any expenses related to this review in 2008. Also in 2007, the market price of our common stock declined to the point where our net assets exceeded our total market capitalization and we concluded that the carrying amount of our goodwill exceeded its implied fair value. Accordingly, we recorded an $18.0 million impairment charge during the fourth quarter of 2007. In addition, we reviewed the carrying value of our long-lived assets and determined that the estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write down these assets to their estimated fair market value.

There were similar declines in the market price of our common stock in 2008, and the carrying value of our net assets exceeded our total market capitalization at December 31, 2008. We reviewed the carrying value of our long-lived assets and concluded that the estimated future cash flows were sufficient for recovery, or that the fair market value of the underlying assets exceeded the carrying value. Therefore, we did not record any impairment to long-lived assets in 2008. Based on our annual review of goodwill performed during 2008, we concluded that the carrying value of goodwill did not exceed its implied fair value and we did not record any impairment.

Interest, Dividend and Other income and expense, net

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Interest income	$4,594	$7,329	$4,057	$2,735	59.5%	$(3,272)	(44.6)%
Percent of revenue	1.0%	1.8%	1.3%

Interest income includes interest from cash and short-term cash equivalents, as well as long-term available-for-sale debt securities.

Interest income for 2008 decreased $3.3 million, or 44.6%, from 2007, primarily as a result of declining interest rates, as well as declining cash balances, due in part to our stock repurchase program. For 2007 in comparison to 2006, interest income increased due to higher levels of cash and cash equivalents, as well as interest rates that remained stable the majority of the year. We expect that interest income will fluctuate due to changing economic conditions, as well as fluctuating short-term and long-term interest rates in the United States.

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Dividend income	$1,143	$1,666	$1,578	$523	45.8%	$(88)	(5.3)%
Percent of revenue	0.3%	0.4%	0.5%

Dividend income includes dividends from equity investments in publicly held companies.

For 2008 compared to 2007, dividend income was relatively flat as our investee earnings varied slightly year to year. The majority of these dividends were issued during the second quarter of 2008. For 2007 compared to 2006, dividend income increased due to higher earnings from our investees, corresponding to higher dividends issued. We expect that dividend income may fluctuate significantly in the future due to the timing and nature of our investments, as well as changing economic conditions in Taiwan. In particular, the worldwide economic downturn may cause our dividend income to decrease in 2009.

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Other income (expense), net	$20	$115	$(517)	$95	475.0%	$(632)	(549.6)%
Percent of revenue	0.0%	0.0%	(0.2)%

Other income (expense), net includes foreign currency translation gains and losses and other miscellaneous transactions. For 2008, other income (expense) consists primarily of translation loss of $779,000 and miscellaneous income of $283,000 as remuneration received for the participation of certain of our officers on the boards of directors of companies in which we hold equity investments. Other income (expense) may fluctuate significantly year to year but we do not expect it to have material impact on our consolidated statements of operations.

Interest expense

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Interest expense	$345	$495	$140	$150	43.5%	$(355)	(71.7)%
Percent of revenue	0.1%	0.1%	0.0%

Interest expense declined in 2008 compared to 2007 as we paid our line of credit in full during the first quarter of 2008 and do not have any other significant outstanding debt. Interest expense increased in 2007 from 2006, as we had higher borrowings under our line of credit, approximately $6.8 million at December 31, 2007. The line of credit expired on August 31, 2008 with no outstanding balance.

Gain on sale of investments

During the first quarter of 2006 we realized a pre-tax gain of $12.2 million from the sale of 4.0 million shares of our investment in Powertech Technology, Incorporated, or PTI. As of December 31, 2008, we owned 8.0 million shares of PTI. During the second quarter of 2007, we realized a pre-tax gain of $142,000 on the conversion of bonds to common stock in PCT. We did not recognize any gain on sale of equity investments in 2008.

Impairment of investments

After discussions with the management of Grace Semiconductor Manufacturing Corporation, or GSMC, during the fourth quarter of 2006, we undertook a review of the carrying value of this investment in order to determine whether it had suffered an other-than-temporary decline in value. As part of the review we considered the historical performance of the business, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings. Based on this review, we recorded an impairment charge of approximately $40.6 million to write down the investment to its estimated fair value as of December 31, 2006. During the third quarter of 2007 further discussions were held with GSMC management which required us to perform a review of the investment in order to determine whether it had suffered an additional impairment. Based on changes in GSMC’s operating plans and the impact on future expectations for the business, we determined that the investment had suffered a further decline in value. Accordingly, we recorded an additional impairment charge of $19.4 million in the third quarter of 2007 to write down the carrying value of the investment to its estimated fair value as of September 30, 2007. During the fourth quarter of 2008, new funding was secured which included a restructuring and recapitalization of GSMC. Based on the new funding and recapitalization, as well as an updated review of their historical performance, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings, we recorded a further impairment of $11.6 million to write down the carrying value of the investment to its estimated fair value of $11.5 million as of December 31, 2008.

During the fourth quarter of 2008, the management of Advanced Chip Engineering Technology, Inc., or ACET, a privately held Taiwanese company, determined that additional funding would be required to continue operations. Discussions were held with various parties, and a preliminary offer was made to purchase substantially all outstanding shares of ACET was accepted by ACET’s Board of Directors. As this offer was made at a lower per share price than our current carrying value, and based on all other available information, we have determined that the value of our investment in ACET has suffered an other-than-temporary decline in value. Accordingly, we recorded an impairment of $9.7 million to write down the carrying value of the investment to its estimated fair value of $2.6 million as of December 31, 2008.

During the fourth quarter of 2008, the quoted market price on the Taiwan Stock Exchange for the common stock of King Yuan Electronics Company, Limited, or KYE, was lower than our per share carrying value. The quoted market price for KYE decreased more than 40% during 2008 and we did not find any indication that the value of the stock would recover in the near term. We concluded that the decline was other than temporary and recorded an impairment charge of $231,000 to bring the carrying value to its fair market value as of December 31, 2008. We do not have a long-term contract with KYE to supply us with services. We are not obligated to provide KYE with any additional financing. At December 31, 2008, our investment is valued at $1.1 million, based on the quoted market price.

During 2007 we noted that EoNex Technologies, Inc., or EoNex, a privately held Korean company, had suffered significant declines in net revenue and in the fourth quarter of 2007 we concluded that our investment in

EoNex was impaired. Given a lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and recorded an impairment charge equal to the $3.0 million carrying value of EoNex.

In the first quarter of 2006 we determined that our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations for liquidation. As a result, we wrote off our $3.3 million investment and an outstanding loan of $225,000.

In the first quarter of 2008, we fully reserved a note receivable from an unrelated third party in the amount of $216,000 due to our expected inability to collect it.

Pro Rata Share of Loss from Equity Investments

	Year Ended			Increase (Decrease) 2006 vs. 2007		Increase (Decrease) 2007 vs. 2008
	December 31, 2006	December 31, 2007	December 31, 2008
Pro rata share of loss from equity investments	$3,199	$7,035	$9,145	$3,836	119.9%	$2,110	30.0%

Our pro rata share of loss from equity investments primarily represents our share of loss in ACET. Our pro rata share of ACET’s loss for 2006, 2007 and 2008 was $3.2 million, $7.0 million and $9.1 million, respectively. Our share of ACET’s loss for 2008 increased primarily as a result of the decline in value of certain long lived assets. Our total investment represents 38.5% of the outstanding equity of ACET at December 31, 2008.

We expect to continue to record our pro rata share of ACET’s losses for the foreseeable future. For further information, please refer to Note 16 “Equity Investments and Related Party Reporting” to our consolidated financial statements.

Provision for (Benefit from) Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results there is sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. The cumulative effect of adopting FIN No. 48 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The cumulative effect of adopting FIN 48 was a $3.2 million increase to our reserves for uncertain tax positions with a corresponding adjustment to the opening balance of accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 and 2008 was not material.

For 2008 we recorded a $3.4 million tax benefit on a pre-tax loss of $34.0 million. The net benefit consists primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes, including foreign withholding tax reserves. This represents a decrease of $7.6 million, as compared to a tax provision of $4.2 million for 2007. Our tax provision for 2006 was $7.1 million. The decrease in provision for 2007, as compared with 2006, is primarily related to a reduction in federal provision, due to a reduction in taxable income in the U.S.

Segments

Our Memory product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash or MPF family, the Multi-Purpose Flash Plus or MPF+ family, the Advanced Multi-Purpose Flash Plus or Advanced MPF+ family, the Concurrent SuperFlash or CSF family, the Firmware Hub or FWH family, the SPI serial flash family, the Serial Quad I/O or SQI flash family, the ComboMemory family, the Many-Time Programmable or MTP family, and the Small Sector Flash or SSF family.

Our Non-Memory product segment is comprised of all other semiconductor products including flash microcontrollers, smart card ICs and modules, radio frequency ICs and modules, NAND Controllers and NAND Controller-based modules.

Our Technology Licensing segment includes both up-front fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

We do not allocate operating expenses, interest and other income/expense, interest expense, impairment of investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Additionally, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics.

The following table shows our revenues and gross profit for each segment (in thousands):

	Year Ended December 31,
	2006		2007		2008
	Revenues	Gross Profit	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$350,156	$64,156	$333,451	$72,802	$228,237	$39,026
Non-Memory	65,285	17,642	38,465	7,782	38,628	9,535
Technology Licensing	37,068	37,068	39,832	39,832	48,670	48,670

	$452,509	$118,866	$411,748	$120,416	$315,535	$97,231

Related Party Transactions

The following table is a summary of our related party revenues and purchases (in thousands):

	Revenues
	Year Ended December 31,
	2006	2007	2008
Apacer Technology, Inc. & related entities	$3,087	$2,879	$3,485
Grace Semiconductor Manufacturing Corp.	1,480	176	391
Silicon Professional Technology Ltd.	245,332	223,490	149,647
Silicon Technology Co., Ltd.	1,279	280	—

	$251,178	$226,825	$153,523

	Purchases
	Year Ended December 31,
	2006	2007	2008
Advanced Chip Engineering Technology, Inc.	$84	$108	$1,104
Grace Semiconductor Manufacturing Corp.	69,153	72,110	70,216
King Yuan Electronics Company, Limited	30,550	24,680	21,037
Powertech Technology, Incorporated	16,159	20,145	18,232

	$115,946	$117,043	$110,589

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	Accounts Receivable
	Year Ended December 31,
	2007	2008
Apacer Technology, Inc. & related entities	$51	$330
Grace Semiconductor Manufacturing Corp.	172	185
Silicon Professional Technology Ltd.	36,789	10,246
Silicon Technology Co., Ltd.	—	—

	$37,012	$10,761

	Accounts Payble and Accruals
	Year Ended December 31,
	2007	2008
Advanced Chip Engineering Technology, Inc.	$11	$83
Grace Semiconductor Manufacturing Corp.	8,490	1,700
King Yuan Electronics Company, Limited	5,509	2,633
Powertech Technology, Incorporated	3,861	1,466
Professional Computer Technology Ltd.	—	20
Silicon Professional Technology Ltd.	624	175

	$18,495	$6,077

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939,000 in cash. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. We are not obligated to provide Silicon Technology with any additional financing. At December 31, 2008, our investment of $939,000, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology.

In 2000, we acquired a 10% interest in Apacer Technology, Inc., or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company, is a memory module manufacturer and customer. SST is a Board member of Apacer, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002. At December 31, 2008, our investment, which is carried at cost, represented 9.3% of the outstanding equity of Apacer. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in PCT, a Taiwanese company, for $1.5 million in cash. SST is a Board member of PCT, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. PCT is one of our stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, due to SST’s position as a member of PCT’s board of directors, a certain number of shares must be held in a central custody and are restricted from sale. Shares that are unrestricted and available for sale are carried at quoted market price and included in long-term available-for-sale equity investments. Shares to be held in custody for greater than a one year period are carried at cost and included in equity investments. In 2007, we sold $1.7 million in PCT European convertible bonds we had held since February 2004 for a gain of $142,000. As of December 31, 2008, the value of the stock investment recorded as long-term available-for-sale is $2.2 million and the restricted portion of the investment carried at cost is recorded at $671,000. At December 31, 2008 our investment represented 10.0% of PCT’s outstanding equity.

PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2006, 2007 and 2008 we incurred sales commissions of $364,000, $1.5 million and $189,000, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 42.6%, 46.2% and 43.0% of our product shipments in 2006, 2007 and 2008. In addition, PCT and SPAC solicited sales for 2.0%, 1.6% and 1.8% of our shipments to end users in 2006, 2007 and 2008, respectively, for which they also earned a commission.

PCT has established a separate company and wholly-owned subsidiary, SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. For 2006, 2007 and 2008, we incurred $3.7 million, $3.4 million and $2.3 million, respectively, of fees related to SPT. The fees paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

In 2000, we acquired, for $4.6 million in cash, a 1% interest in KYE, a Taiwanese company, which is a production subcontractor. The investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2008. The investment was written down to $1.3 million during 2001. During the fourth quarter of 2008, the quoted market price on the Taiwan Stock Exchange was lower than our per share carrying value, and we concluded that the decline was other than temporary. Accordingly, we recorded an impairment charge of $231,000 to bring the carrying value to its fair market value as of December 31, 2008. We do not have a long-term contract with KYE to supply us with services. We are not obligated to provide KYE with any additional financing. At December 31, 2008, our investment is valued at $1.1 million, based on the quoted market price on the Taiwan Stock Exchange, and represents 0.4% of the outstanding equity of KYE.

In 2000, we acquired a 3% interest in PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. SST is a Board member of PTI, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. The investment was made in PTI in order to strengthen our relationship with PTI. The shares available for sale are carried at the quoted market price and included in long-term available-for-sale equity investments. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested an additional $723,000 cash in PTI shares available for sale. During the first quarter of 2006, we sold four million common shares of PTI for a net gain of $12.2 million. No portion of the investment is restricted. We do not have a long-term contract with PTI to supply us with services. We are not obligated to provide PTI with any additional financing. As of December 31, 2008, our remaining investment is valued at $13.3 million, based on the quoted market price, and represents 1.3% of the outstanding equity of PTI.

In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, a Cayman Islands company. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC’s board of directors. GSMC has a wholly owned subsidiary, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We do not have a long-term contract with Grace to supply us with products. Our investment in GSMC is carried at cost. During the fourth quarter of 2006, we recorded an impairment charge of $40.6 million to write down the carrying value to its estimated fair value, as the impairment was considered to be other-than-temporary in nature. Similarly in the third quarter of 2007, we determined our investment in GSMC had become further impaired and we recorded an additional impairment charge of $19.4 million. During the fourth quarter of 2008, new funding was secured which included a restructuring and recapitalization of GSMC. The approved new funding and recapitalization includes the conversion of three series of preferred stock into one single series of preferred shares and the conversion of certain debt instruments to equity. Based on the new funding and recapitalization, as well as an updated review of their historical performance, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings, we recorded an impairment charge of $11.6 million to write down the carrying value of the investment to its estimated fair value of $11.5 million. At December 31, 2008, we owned 10.1% on a fully diluted basis, and 14.9% on a non-diluted basis, of the outstanding stock of GSMC. Upon completion of the new funding and certain debt conversions, which are expected to occur in the first half of 2009, our ownership share would be 6.6%.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964,000 in cash. SST is a Board member of Insyde, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, due to SST’s position as a member of Insyde’s board of directors, a certain number of shares must be held in a central custody and are restricted from sale. Shares that are unrestricted and available for sale are carried at quoted market price and included in long-term available-for-sale equity investments. Shares to be held in custody for greater than a one year period are carried at cost and included in equity investments. The stock investment was written down by $509,000 during 2004. In January 2004, we invested an additional $133,000 cash in Insyde’s convertible bonds that we converted to 371,935 shares of Insyde’s common stock in April 2007, bringing our total equity investment cost to $588,000. In June 2007, we invested an additional $910,000 cash in Insyde’s convertible bonds. As of December 31, 2008, the equity investment is valued at $1.6 million, based on the quoted market price, and represents 6.0% of Insyde’s outstanding equity.

In June 2004, we acquired a 9% interest in ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. SST is a Board member of ACET, currently holding three seats, represented by Chen Tsai, our Senior Vice President, Worldwide Backend Operations. During 2005, we recorded a $605,000 impairment charge related to our investment in ACET, due to an additional round of equity financing at a lower per share cost than our basis at the time. In September 2006, we invested an additional $15.9 million in ACET that increased our ownership share of ACET’s outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in ACET’s reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. We record this expense in “pro rata share of loss from equity investments” on our consolidated statements of operations. Under this accounting treatment, we recorded charges of $3.2 million for the year ended December 31, 2006, $7.0 million for the year ended December 31, 2007 and $9.1 million for the year ended December 31, 2008, representing our share of the losses for ACET. We also recorded $689,000 and $609,000 of our share of stock-based compensation for ACET during 2007 and 2008, respectively. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET’s common stock. Based on that transaction, we recorded a gain on the change in ownership interest of $1.8 million for the year ended December 31, 2007. During the fourth quarter of 2008, we determined that the value of our investment in ACET suffered an other-than-temporary decline in value, based on a variety of factors, including ACET’s determination that additional funding would be required to continue operations and a contemplated sale of substantially all outstanding shares at a lower per share price than our current carrying value. Accordingly, we recorded an impairment of $9.7 million to write down the carrying value of the investment to its estimated fair value of $2.6 million. At December 31, 2008, our investment represented 38.5% of ACET’s outstanding equity.

In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Islands company, for $3.8 million cash. During the first quarter of 2006, we determined that our investment in Nanotech had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations for liquidation. As a result, we wrote our investment down to zero as well as an outstanding loan for $225,000.

In May 2006, we acquired a 2% interest in EoNex, a privately held Korean company, for $3.0 million in cash. In the fourth quarter of 2007, we concluded that our investment in EoNex was impaired. Given a lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and recorded an impairment charge equal to the $3.0 million carrying value of EoNex.

In July 2007, we acquired a 7% interest in Aptos Technology Inc., a privately held Taiwanese company, for $2.4 million in cash and we acquired a 18% interest in EnzyTek Technology Inc., a privately held Taiwanese company, for $275,000 in cash. We account for these investments under the cost method. We are not obligated to provide Aptos or EnzyTek with any additional financing. At December 31, 2008, our investments in Aptos and EnzyTek represented 5.1% and 17.7%, respectively, of the outstanding equity of these companies.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue, expenses and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Our critical accounting estimates are as follows:

•	Revenue recognition;

•	Allowance for sales returns;

•	Allowance for doubtful accounts;

•	Allowance for excess and obsolete inventory and lower of cost or market;

•	Provision for adverse purchase commitments;

•	Warranty accrual;

•	Litigation losses;

•	Valuation of equity investments;

•	Goodwill;

•	Long-lived assets;

•	Stock-based compensation;

•	Accounting for income taxes; and

•	Fair value measurements.

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

Most of our technology licenses provide for the payment of up-front fees and continuing royalties based on product sales. For license and other arrangements for technology that we are continuing to enhance and refine, and under which we are obligated to provide unspecified enhancements, revenue is recognized over the lesser of the estimated period that we have historically enhanced and developed refinements to the technology, approximately two to three years (the upgrade period), or the remaining portion of the upgrade period from the date of delivery, provided all specified technology and documentation has been delivered, the fee is fixed or determinable and collection of the fee is reasonably assured. From time to time, we reexamine the estimated upgrade period relating to licensed technology to determine if a change in the estimated upgrade period is needed. Revenue from license or other technology arrangements where we are not continuing to enhance and refine technology or are not obligated to provide unspecified enhancements is recognized upon delivery, if the fee is fixed or determinable and collection of the fee is reasonably assured.

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

If we make different judgments or utilize different estimates in relation to the estimated period of technology enhancement and development, the amount and timing of our revenues from up-front license fees and royalties could be materially affected.

Allowance for sales returns. We maintain an allowance for estimated product returns by our customers. We estimate our allowance for sales returns based on our historical return experience, current economic trends, changes in customer demand, known returns we have not received and other estimates. The allowance for sales returns was $1.5 million, $1.0 million and $503,000 as of December 31, 2006, 2007 and 2008, respectively. If we make different judgments or utilize different estimates, the amount and timing of our revenue could be materially different.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses due to the inability of our customers to make their required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other estimates. If we were to make different judgments of the financial condition of our customers or the financial condition of our customers were to deteriorate, additional allowances may be required, which could materially impact our results of operations. The allowance for doubtful accounts was $112,000, $20,000 and $79,000 as of December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, SPT accounted for 50.9% of our net accounts receivable balance. If SPT were to experience financial difficulty, our collection of accounts receivable could be adversely affected and our business could be harmed.

Allowance for excess and obsolete inventory and lower of cost or market. Our inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and fluctuate substantially. The value of our inventory is dependent on our estimate of average future selling prices, and, if average selling prices are lower than our estimate, we may be required to reduce our inventory value to reflect the lower of cost or market. Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain allowance for inventory for potentially excess and obsolete inventories and those inventories carried at costs that are higher than their market values. We review on-hand inventory including inventory held at the logistic center for potential excess, obsolete and lower of cost or market exposure and adjust the level of inventory reserve accordingly. For excess inventory analysis, we compare the inventory on hand with the forecasted demand. Demand is based on one year for packaged products and two years for products in die form. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans and diminished market demand. If we determine that market conditions are less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required. The allowance for excess and obsolete inventories and lower of cost or market reserves was $27.7 million, $19.7 million and $14.6 million as of December 31, 2006, 2007 and 2008, respectively.

Provision for adverse purchase commitments. We maintain a provision for adverse purchase commitments for in-process orders at our vendors when we have recorded lower of cost or market valuation provision against our on-hand inventory. Once production has begun against our purchase orders, we are committed to purchasing the inventory or, if we cancel the order, we are liable for all costs incurred up to the time of cancellation. If we have written down our on-hand inventory of the ordered product for lower of cost or market valuations, we must consider the impact to in-process inventory at our vendor. We evaluate our in purchase orders to determine the impact of canceling the order and the impact of purchasing the inventory at a cost higher than the estimated current market value. If we determine that market conditions become less favorable than those currently projected by management, such as an unanticipated decline in average selling prices or demand not meeting our expectations, additional inventory write-downs may be required when the inventory is purchased. The recorded provision for adverse purchase commitments was $119,000, $111,000 and $1.1 million as of December 31, 2006, 2007 and 2008, respectively.

Warranty accrual. Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we will replace products subject to a claim. For new products, we use our historical percentage for the appropriate class of product. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. The recorded value of our warranty accrual was $298,000, $358,000 and $176,000 as of December 31, 2006, 2007 and 2008, respectively.

Litigation losses. From time to time, we are involved in legal actions arising in the ordinary course of business. We have incurred certain costs associated with defending these matters. There can be no assurance that shareholder class action complaints, shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future, all of which may adversely impact net income. As of December 31, 2008, no estimate can be made of the possible loss or a possible range of loss associated with the resolution of these contingencies and therefore we have not recorded any accrual for such costs. If additional information becomes available such that we can estimate with a reasonable degree of certainty that there is a possible loss or a possible range of loss associated with these contingencies, then we would record the minimum estimated liability, such costs or estimates could materially impact our results of operations and financial position.

Valuation of equity investments. We hold minority interests in companies having operations in the semiconductor industry. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results in these companies could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The carrying value of our equity investments was $113.6 million, $90.7 million and $42.8 million as of December 31, 2006, 2007 and 2008, respectively. We recorded impairment charges of $44.1 million, $22.4 million and $21.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. Further, we may record additional such impairment charges in the future, which could be material to our results of operations.

Investments in non-marketable equity securities are inherently risky, and a number of these companies are likely to fail. Their success is dependent on product development, market acceptance, operational efficiency, and other key business success factors. In addition, depending on their future prospects and market conditions, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired. Such impairment charges may have material impact on our results of operations.

We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee’s products and technologies; (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee’s receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established. When an investee is not considered viable from a financial or technological point of view, we write off the investment, since we consider the estimated fair value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Goodwill. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. We determined that our reporting units are equivalent to our operating segments for the purposes of completing our SFAS No. 142 analysis. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. In computing fair value of our reporting units, we use estimates of future revenues, costs and cash flows from such units. The second step, if necessary, measures the amount of such an impairment by applying fair value-based tests to individual assets and liabilities. We perform this analysis during the fourth quarter of each fiscal year. During the fourth quarter of 2007, we determined the goodwill acquired from our acquisition of G-Plus and Actrans had become impaired in the amounts of $14.8 million and $3.2 million, respectively. We did not record any impairment charge related to goodwill in 2008. As of December 31, 2008, our recorded goodwill of $11.2 million relates to our technology licensing segment.

Long-lived assets. Long-lived assets include property and equipment, equity investments and intangible assets. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. As part of our 2007 analysis, we determined $969,000 of long-lived assets had been impaired. During the fourth quarter of 2008, we recorded a $1.1 million charge to research and development to write off various intellectual property licenses, as we refined our focus toward our most strategic initiatives. We did not record any other impairment charges related to long-lived assets in 2008.

Stock-based compensation. We apply the provisions of SFAS No. 123(R) with regard to equity based compensation, which requires the recognition of the fair value of equity based compensation. The fair value of stock options shares are estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS No. 123(R), including expected stock price volatility, and estimated life of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and we have elected to use the accelerated method. We make quarterly assessments of the adequacy of the additional paid-in capital pool, or APIC pool, to determine if there are any tax shortfalls which require recognition in the consolidated statements of operations.

We use historical volatility as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life described in the SEC Staff Accounting Bulletin No. 107 and amended by Staff Accounting Bulletin No. 110. If we determined that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

Accounting for income taxes. We currently maintain a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future U.S. losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During 2006, 2007 and 2008, we maintained a full valuation allowance on our deferred tax assets. At December 31, 2006, 2007 and 2008 the valuation allowance against our deferred tax assets was $34.7 million, $36.2 million and $44.9 million, respectively.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The cumulative effect of adopting FIN 48 was a $3.2 million increase to the opening balance of accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2008 was not material.

Fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination.) Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.

Liquidity and Capital Resources

	Year Ended December 31,
	2006	2007	2008
Cash provided by (used in):
Operating activities	$80,900	$31,163	$13,783
Investing activities	$(57,740)	$(17,595)	$(45,262)
Financing activities	$431	$3,399	$(35,951)

Principal sources of liquidity at December 31, 2008 consist of $99.9 million of cash, cash equivalents, and short-term available-for-sale investments. Additional sources of liquidity may include certain marketable debt securities classified as long-term available-for-sale investments.

Our cash and cash equivalents and short-term investment portfolio as of December 31, 2008 consists of money market funds, federal, state and municipal government obligations, and foreign and public corporate debt securities. Our investment portfolio also includes listed equity securities and marketable debt securities with maturities greater than one year. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term and long-term investments. As of December 31, 2008, we had a recorded impairment charge of $231,000 related to our investment in KYE. Please also see “Related Party Transactions”. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

Operating activities. Operating activities provided $13.8 million of cash for 2008. The primary source of cash from operating activities in 2008 was a $35.4 million decrease in trade accounts receivable, due to the sharp decline in revenue in the fourth quarter. Offsetting this source of cash flow was a $22.9 million decrease in accounts payable, due to the reduction in overall production activities. Although we reported a net loss of $39.8 million for 2008, this loss was offset by non-cash operating expenses including $14.2 million in inventory write-downs and provision for adverse purchase commitments, $10.6 million in depreciation and amortization and $4.7 million in stock-based compensation, in addition to $9.1 million in non-cash losses related to our equity interest in ACET and $21.6 million in impairments to equity investments.

The major contributing factors to our sources and uses of operating cash during 2007 were our net loss of $49.0 million, offset by a $15.2 million reduction of inventories due to supply constraints and a focus by management to reduce average levels of inventory on hand, and a decrease in receivables of $9.4 million as a result of the timing of payments from our customers and lower sales levels. Net loss was also affected by non-cash items in 2007, including $22.4 million of impairment charges from our investments in GSMC and EoNex, a $19.0 million charge for the impairment of goodwill, property and equipment and intangible assets, stock-based compensation expense of $5.3 million, depreciation and amortization expense of $11.3 million, and a $8.5 million charge to our inventory and adverse purchase commitments provision.

During 2006, our operating activities included our net loss of $20.8 million, offset by a $17.2 million reduction of inventories, due to changes in average levels of carried inventory, and a decrease in receivables of $12.4 million as a result of payments from our customers. Net loss was also affected by non-cash items in 2006, including $44.1 million of impairment charges from our investments in GSMC and Nanotech, a $12.2 million gain on the sale of PTI shares, stock-based compensation expense of $8.0 million, depreciation and amortization expense of $10.0 million, and a $16.0 million charge to our inventory and adverse purchase commitments provision.

Investing activities. We used $45.3 million for investing activities during 2008, consisting primarily of $120.4 million used for purchases of available-for-sale debt securities and $8.3 million for property and equipment. This use of cash was partially offset by $84.1 million in sales and maturities of available-for-sale investments. We purchased long-term available-for-sale debt securities in order to obtain a higher interest rate yield.

For 2007, the primary uses of cash from investing activities were $95.7 million used for the purchase of available-for-sale investments and $13.0 million in cash to purchase additional equity securities. In addition, we used $6.4 million during 2007 to purchase fixed assets. These uses of cash were partially offset by the receipt of $99.5 million in cash from the sales and maturities of available-for-sale investments.

For 2006, the primary uses of cash from investing activities were $96.6 million used for the purchase of available-for-sale investments and $18.9 million in cash to purchase additional equity securities, including $15.9 million for additional shares of ACET. In addition, we used $6.3 million during 2006 to purchase fixed assets. These uses of cash were partially offset by the receipt of $64.4 million in cash from the sales and maturities of available-for-sale investments.

Financing activities. Net cash used by financing activities totaled $36.0 million for 2008, including $28.9 million for repurchase of common stock and $6.9 million for repayment of our line of credit. For further information on the repurchase of common stock, please see Note 19 “Stock Repurchase Program” to our consolidated financial statements.

Cash from financing activities in 2007 related primarily to the borrowing of $3.5 million from our line of credit, which was denominated in Chinese RMB.

Cash from financing activities in 2006 related primarily to the issuance of common stock under our employee stock purchase plan and the exercise of employee stock options of $2.7 million offset by capital lease payments of $1.5 million and $857,000 in debt repayments.

Contractual Obligations and Commitments

Purchase Commitments. As of December 31, 2008 we had outstanding purchase commitments with our foundry vendors of $13.2 million for delivery in 2009. We have recorded a liability of $1.1 million for related adverse purchase commitments.

Lease Commitments. We have long-term, non-cancelable building lease commitments. Future payments due under building lease, purchase commitments and other contractual obligations as of December 31, 2008 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$1,073	$874	$195	$4	$—
Operating leases	6,619	4,442	1,467	97	613
Purchase commitments	13,244	13,244	—	—	—

Total	$20,936	$18,560	$1,662	$101	$613

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with respective taxing authorities. Therefore, $13.2 million of unrecognized tax benefits that may result in a cash payment have been excluded from the contractual obligations table above. See Note 14 “Income Taxes” to our consolidated financial statements for a discussion on income taxes. We have no material long-term debt obligations as of December 31, 2008.

Credit Facilities

On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million U.S. dollars. This line expired and was replaced in August 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.40 million revolving line of credit. The interest rate for the line of credit was 90% of People’s Bank of China’s base rate. There were no restrictions in the agreement as to how the funds may be used and the facility line was guaranteed by the parent company, Silicon Storage Technology, Inc. The balance on the line of credit was repaid in full in the first quarter of 2008 and expired August 31, 2008, with no outstanding balance.

Off-Balance Sheet Arrangements

During 2007 and 2008, and as of December 31, 2007 and 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Stock Repurchase Program

In January 2008, our Board of Directors authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $30.0 million. The program authorized repurchases to be made from time to time in the open market or in privately negotiated transactions, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program, which commenced February 11, 2008, did not obligate us to acquire shares at any particular price per share and could be suspended at any time and at our discretion. During 2008, we repurchased 9.5 million shares for $28.9 million through open market repurchases. As of December 31, 2008, the program has been suspended and no further repurchases under the program are contemplated at this time. See also Note 19 “Stock Repurchase Program” to our consolidated financial statements.

Operating Capital Requirements

We believe that our cash balances, together with funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. Although our revenue projections for the next year have been adversely impacted by the rapid decline in demand for semiconductor products, we believe our available cash and marketable securities are sufficient to cover projected working capital requirements without significant gross profit contribution.

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

Please also see Item 1A. “Risk Factors—Business Risks—Our operating results fluctuate materially, and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.”

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, or FSP No. FAS 140-4 and FIN 46(R)-8. FSP No. FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have material impact to our consolidated financial position, results of operations and cash flows.

In November 2008, the FASB issued Emerging Issues Task Force No. 08-6, Equity Method Investment Accounting Considerations, or EITF No. 08-6. EITF No. 08-6 clarifies a number of matters associated with the impact of FAS 141(R) and FAS 160 on accounting for equity method investments. EITF 08-6 applies prospectively to the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of EITF No. 08-6 to have material impact to our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are still assessing the impact of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect will be dependent upon acquisitions at that time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2006, 2007 and 2008, we recorded investment impairments of $44.1 million, $22.4 million and $21.8 million, respectively.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of December 31, 2008 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of December 31, 2008, the carrying value of our available-for-sale investments approximated fair value.

The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents, short-term available-for-sale investments and long-term available-for-sale debt securities as of December 31, 2008 (in thousands):

	Carrying Value	Interest Rate
Cash and cash equivalents—variable rate	$50,880	1.1%
Short-term available-for-sale investments—fixed rate	48,997	2.8%
Long-term available-for-sale debt securities—fixed rate	31,848	2.5%

	$131,725

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements are included in a separate section of this Annual Report.

Supplementary Data: Selected Consolidated Quarterly Data

The following tables present our unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2008. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

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

In the third quarter of 2007, we recorded a $19.4 million impairment charge for our investment in GSMC. In the fourth quarter of 2007, we recorded a $3.0 million impairment charge for our investment in EoNex and a $19.0 million charge for the impairment of goodwill and long-lived assets. We incurred expenses related to our voluntary independent review of our historical stock option granting practices and resulting financial restatement of $4.0 million, $2.3 million and $5.7 million for the second quarter, third quarter and fourth quarter of 2007, respectively.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share data)
Net revenues:
Product revenues	$69,698	$71,073	$79,800	$46,294
License revenues	11,387	12,627	12,597	12,059

Total net revenues	$81,085	$83,700	$92,398	$58,352
Gross profit	$25,709	$23,949	$30,977	$16,596
Income (loss) from operations	$(4,569)	$(5,913)	$4,072	$(10,764)
Net income (loss)	$1,459	$(9,569)	$4,921	$(36,626)
Net income (loss) per share—basic	$0.01	$(0.09)	$0.05	$(0.38)
Net income (loss) per share—diluted	$0.01	$(0.09)	$0.05	$(0.38)

In the fourth quarter of 2008, we recorded impairment charges of $9.7 million and $11.6 million related to our investments in ACET and GSMC, respectively, as well as a restructuring charge of $2.5 million. During the first quarter of 2008, we recorded a tax benefit of $7.9 million for a refund received from the Internal Revenue Service.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a 15(e) and 15d 15(e)) as of December 31, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors. Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Year Material Weakness

The evaluation of internal control over financial reporting as of December 31, 2006 and 2007, performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, identified material weaknesses in our internal control over financial reporting. Specifically, our controls over the perpetual inventory system, recording of inventory adjustments resulting from physical inventory observations, standard cost updates, processing of outside service provider costs to inventory accounts, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual and interim financial statements. We had previously determined that our existing inventory tracking and management system was inadequate and began planning for the implementation of a new system in 2006. In August 2007, we converted to Oracle Shop Floor Management, or OSFM, a computerized perpetual inventory tracking and management system that is integrated with our other accounting and information technology systems, and continued remediation efforts throughout 2008. In the fourth quarter of 2008, we remediated the controls associated with the physical inventory observation. The changes to control procedures primarily consisted of the following:

•	Perpetual inventory system. We identified and corrected the program loading data from our vendors to OSFM.

•	Physical inventory observations. Vendor data and timing issues were resolved, which decreased the time necessary to reconcile the physical inventory observations.

•

Standard cost updates. New procedures have been implemented to evaluate and adjust as necessary for standard cost updates during the quarter that can potentially misstate the calculation of capitalized production variances.

•	Processing outside service provider costs. Automated alerts were implemented to notify information technology staff when a change in system status occurs.

•

Valuation of inventory reserves. The process used to calculate reserves was extensively modified and reviewed by management. Additional control procedures, including third party reviews, were implemented to minimize control weaknesses. The individual responsible for the reserve calculation was adequately trained in the operation of the system.

Changes in Internal Control Over Financial Reporting

As described above, there were changes to our internal control over financial reporting (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The Chairman of the Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods, and as a result, we restated our historical financial statements. Because the restatement process was not concluded until early 2008, we did not hold an annual shareholder meeting in 2007.

On July 7, 2008 we announced that the SEC formally notified us that the SEC investigation related to our historical stock option grant practices had been terminated. No enforcement action has been recommended. In addition, we announced that the NASDAQ Stock Market LLC formally notified us that with the holding of our annual meeting on June 27, 2008 we have regained compliance with NASDAQ listing requirements.

In February 2009, we announced we had reached an agreement in principle with one of our existing foundry licensees, to license our SuperFlash technology for an additional number of nodes. The agreement in principle provides for a concurrent equity investment by us in GSMC pursuant to a separate subscription agreement. If consummated, then pursuant to the license agreement GSMC would remit back to us a cash fee equal to our equity investment. In addition, we would be entitled to additional cash payments on specific dates and future royalty payments based on the use of the licensed technology. The definitive agreements, however, are subject to a number of pre-conditions which must be satisfied. In the event the conditions are not satisfied or the parties otherwise do not agree to waive their satisfaction, the equity investment and license transaction will not be consummated. We do not expect that the conditions will be satisfied, if at all, until the second quarter of 2009. We cannot guarantee that such conditions will be satisfied or otherwise waived. As a result of the impairment charges that we have incurred with respect to our investment in GSMC, we are currently analyzing the amount of revenue, if any, that we may recognize pursuant to the license agreement, if the transactions are consummated.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Shareholders under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirement of Section 16(a),” “Information Regarding the Board of Directors and its Committees—Audit Committee,” “Report of the Audit Committee of the Board of Directors,” “Information Regarding the Board of Directors and its Committees—Nominating and Corporate Governance Committee,” and “Code of Conduct,” and is incorporated by reference into this Annual Report. The information relating to our executive officers is contained in Part I, Item 1 of this Annual Report.

Item 11.	Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Shareholders under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation” and “Compensation Committee Report” and is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information,” and are incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Shareholders under the captions “Transactions with Related Parties” and “Independence of the Board of Directors” and is incorporated by reference into this Annual Report. Please also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services” and is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

Exhibits. See Exhibit Index in part (b), below.

(b) Index to Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Bylaws of Silicon Storage Technology, Inc., as amended.	8-K	000-26944	3.1	1/7/2008

3.2	Restated Articles of Incorporation of SST, dated November 3, 1995.	S-1	33-97802	3.4	10/5/1995

3.3	Certificate of Amendment of the Restated Articles of Incorporation of SST, dated June 30, 2000.	10-Q	000-26944	3.5	8/7/2000

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	000-26944	99.3	5/18/1999

4.1	Reference is made to Exhibits 3.1 to 3.4.

4.2	Specimen Stock Certificate of SST.	S-1	33-97802	4.2	11/3/1995

4.3	Rights Agreement between SST and American Stock Transfer and Trust Co., dated May 4, 1999.	8-K	000-26944	99.2	5/18/1999

4.4	Amendment No. 1 to Rights Agreement between SST and American Stock Transfer and Trust Co., dated October 28, 2000.	10-K	000-26944	3.6	3/30/2001

10.1+	1995 Equity Incentive Plan and related agreements.	S-8	333-108345	99.1	8/29/2003

10.2+	1995 Employee Stock Purchase Plan.	S-8	333-108345	99.3	8/29/2003

10.3+	1995 Non-Employee Director’s Stock Option Plan, as amended, and related form of stock option agreement.	10-Q	000-26944	10.3	8/11/2008

10.4+	Employee Profit Sharing Plan.	10-Q	000-26944	10.4	5/10/2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.5	Lease Agreement between SST and Sonora Court Properties, dated May 4, 1993, as amended.	S-1	33-97802	10.6	10/5/1995

10.6	Lease Agreement between SST and Coast Properties, dated May 4, 1995, as amended.	S-1	33-97802	10.7	10/5/1995

10.7	Lease Amendment, dated March 4, 1998, between SST and Sonora Court Properties.	10-Q	000-26944	10.17	8/14/1998

10.8	Lease Amendment, dated March 4, 1998, between SST and Coast Properties.	10-Q	000-26944	10.18	8/14/1998

10.9	Second Amendment to Lease, dated September 13, 1999, between SST and Coast Properties.	10-K	000-26944	10.23	2/24/2000

10.1	Lease Agreement between SST and Bhupinder S. Lehga and Rupinder K. Lehga, dated November 15, 1999.	10-K	000-26944	10.24	2/24/2000

10.11	Lease Agreement between SST and The Irvine Company, dated November 22, 1999.	10-K	000-26944	10.25	2/24/2000

10.12	Sunnyvale Industrials Net Lease Agreement, dated June 26, 2000.	10-Q	000-26944	10.28	8/7/2000

10.13+	Non-Employee Director Cash Retainer Program.	8-K	000-26944	10.15	4/21/2005

10.14+	Form of Indemnity Agreement by and between SST and each executive officer and director.	10-K	000-26944	10.18	1/16/2008

10.15+	2007 Executive Bonus Plan.	10-Q	000-26944	10.19	1/18/2008

10.16+	2008 Equity Incentive Plan.	8-K	000-26944	10.18	7/1/2008

10.17+	Form of Stock Option Grant Notice and Agreement.	8-K	000-26944	10.19	7/1/2008

10.18+	Form of Non-Employee Director Stock Option Grant Notice and Agreement.	8-K	000-26944	10.2	7/1/2008

10.19+	Form of Restricted Stock Unit Grant Notice and Agreement.	8-K	000-26944	10.21	7/1/2008

10.20+	Form of Restricted Stock Bonus Grant Notice and Agreement.	8-K	000-26944	10.22	7/1/2008

10.21+	Letter Agreement by and between SST and Michael Briner, dated June 25, 2008.	8-K	000-26944	10.23	7/1/2008

10.22	Settlement Agreement, dated May 21, 2008, between SST and the Riley Group.	8-K	000-26944	10.16	5/23/2008

10.23+	Form of Stock Bonus Agreement.	8-K	000-26944	10.17	6/4/2008

21.1	Subsidiaries of SST.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
23.2	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm.					X

23.3	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney is contained on the signature page.					X

31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer and Senior Vice President of Finance as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

32.2*	Certification of Chief Financial Officer and Senior Vice President of Finance, as required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X

99.1	Audited Financial Statements of Advanced Chip Engineering Technology Inc.					X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 20th day of March, 2009.

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

Signature	Title	Date

/s/ BING YEH Bing Yeh	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 20, 2009

/s/ JAMES B. BOYD James B. Boyd	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 20, 2009

/s/ YAW WEN HU Yaw Wen Hu	Director	March 20, 2009

/s/ RONALD CHWANG Ronald Chwang	Director	March 20, 2009

/s/ TERRY NICKERSON Terry Nickerson	Director	March 20, 2009

/s/ EDWARD YAO-WU YANG Edward Yao-Wu Yang	Director	March 20, 2009

/s/ BRYANT R. RILEY Bryant R. Riley	Director	March 20, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Silicon Storage Technology, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Silicon Storage Technology, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 20, 2009

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$118,157	$50,880
Short-term available-for-sale investments	44,067	48,997
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $20 at December 31, 2007 and $79 at December 31, 2008	19,301	9,356
Trade accounts receivable-related parties	37,012	10,761
Inventories	50,178	54,159
Other current assets	6,055	4,153

Total current assets	274,770	178,306

Property and equipment, net	18,247	18,913
Long-term available-for-sale equity investments	36,160	18,196
Long-term available-for-sale debt securities	—	31,848
Equity investments, GSMC	23,150	11,506
Equity investments, ACET	20,756	2,627
Equity investments, others	10,645	10,486
Goodwill	11,221	11,221
Intangible assets, net	7,391	3,573
Other assets	1,125	1,807

Total assets	$403,465	$288,483

LIABILITIES
Current liabilities:
Borrowing under line of credit facility	$6,836	$—
Trade accounts payable-unrelated parties	23,572	13,069
Trade accounts payable-related parties	18,495	6,077
Accrued expenses and other liabilities	21,457	14,200
Deferred revenue	3,004	3,841

Total current liabilities	73,364	37,187

Taxes payable	6,194	7,760
Other liabilities	1,354	322

Total liabilities	80,912	45,269

Commitments (Note 4) and Contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized: 7,000 shares. Series A Junior Participating Preferred Stock, no par value Designated: 450 shares Issued and outstanding: none at December 31, 2007 and 2008	—	—
Common stock, no par value:
Authorized: 250,000 shares Issued and outstanding: 104,198 shares at December 31, 2007 and 95,498 shares at December 31, 2008	434,905	412,312
Accumulated other comprehensive income	31,239	14,308
Accumulated deficit	(143,591)	(183,406)

Total shareholders’ equity	322,553	243,214

Total liabilities and shareholders’ equity	$403,465	$288,483

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Net revenues:
Product revenues—unrelated parties	$165,743	$145,267	$113,733
Product revenues—related parties	249,698	226,649	153,132
Technology licensing—unrelated parties	35,588	39,656	48,279
Technology licensing—related parties	1,480	176	391

Total net revenues	452,509	411,748	315,535

Cost of revenues:
Cost of revenues—unrelated parties	122,764	102,227	81,998
Cost of revenues—related parties	210,879	189,105	136,306

Total cost of revenues	333,643	291,332	218,304

Gross profit	118,866	120,416	97,231

Operating expenses:
Research and development	52,003	56,712	58,955
Sales and marketing	28,464	29,229	26,605
General and administrative	22,278	27,603	26,331
Other (Note 11)	—	30,931	2,514

Total operating expenses	102,745	144,475	114,405

Income (loss) from operations	16,121	(24,059)	(17,174)

Interest income	4,594	7,329	4,057
Dividend income	1,143	1,666	1,578
Interest expense	(345)	(495)	(140)
Gain on sale of investments	12,206	159	—
Impairment of investments	(44,123)	(22,400)	(21,832)
Other income (expense), net	20	115	(517)

Loss before provision for income taxes and pro rata share of loss from equity investments	(10,384)	(37,685)	(34,028)
Provision for (benefit from) income taxes	7,194	4,237	(3,358)

Loss before pro rata share of loss from equity investments	(17,578)	(41,922)	(30,670)
Pro rata share of loss from equity investments	3,199	7,035	9,145

Net loss	$(20,777)	$(48,957)	$(39,815)

Net loss per share—basic and diluted	$(0.20)	$(0.47)	$(0.40)

Shares used in per share calculation—basic and diluted	103,355	104,134	100,019

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Unearned Share-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2005	102,827	$415,375	$(558)	$31,780	$(70,652)	$375,945
Issuance of shares of common stock under employee stock purchase and option plans	802	2,744	—	—	—	2,744
Reversal of unearned stock-based compensation upon adoption of FAS 123(R)	—	(558)	558	—	—	—
Share-based compensation	—	8,013	—	—	—	8,013
Tax benefit from exercise of stock options	—	(11)	—	—	—	(11)
Gain on change in equity interest in ACET		300				300
Net loss	—	—	—	—	(20,777)
Unrealized loss on available-for-sale investments	—	—	—	(608)	—
Cumulative translation adjustment	—	—	—	109	—
Comprehensive loss	—	—	—	—	—	(21,276)

Balances, December 31, 2006	103,629	425,863	—	31,281	(91,429)	365,715
Issuance of shares of common stock under employee stock purchase and option plans	569	1,236	—	—	—	1,236
Share-based compensation	—	5,291	—	—	—	5,291
Equity affiliate share-based compensation	—	689	—	—	—	689
Impact of adoption of FIN 48	—	—	—	—	(3,205)	(3,205)
Gain on change in equity interest in ACET	—	1,826	—	—	—	1,826
Net loss	—	—	—	—	(48,957)
Unrealized gain on available-for-sale investments	—	—	—	106	—
Cumulative translation adjustment	—	—	—	(148)	—
Comprehensive loss	—	—	—	—	—	(48,999)

Balances, December 31, 2007	104,198	434,905	—	31,239	(143,591)	322,553
Issuance of shares of common stock under employee stock purchase and option plans	818	1,107	—	—	—	1,107
Repurchase of common stock	(9,518)	(28,922)	—	—	—	(28,922)
Share-based compensation	—	4,643	—	—	—	4,643
Equity affiliate share-based compensation	—	609	—	—	—	609
Other	—	(30)	—	—	—	(30)
Net loss	—	—	—	—	(39,815)
Unrealized loss on available-for-sale investments	—	—	—	(17,180)	—
Cumulative translation adjustment	—	—	—	249	—
Comprehensive loss	—	—	—	—	—	(56,746)

Balances, December 31, 2008	95,498	$412,312	$—	$14,308	$(183,406)	$243,214

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(20,777)	$(48,957)	$(39,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,022	11,302	10,595
Share-based compensation expense	8,013	5,291	4,654
Provision (credits) for doubtful accounts receivable	(708)	(92)	59
Provision for (release from) sales returns	579	(653)	481
Write-down of inventories and provision for adverse purchase commitments	15,995	8,473	14,181
Pro rata share of loss from equity investments	3,199	7,035	9,145
Impairment loss on equity investments	44,123	22,400	21,598
Impairment loss on property, equipment and intangible assets	—	969	1,096
Impairment loss on goodwill	—	17,992	—
Gain on sale of equity investments	(12,206)	(159)	—
Other	(10)	236	249
Changes in operating assets and liabilities:
Trade accounts receivable-unrelated parties	2,116	804	9,401
Trade accounts receivable-related parties	10,305	8,572	26,255
Inventories	17,205	15,222	(17,065)
Other current and non-current assets	2,302	3,595	1,811
Trade accounts payable-unrelated parties	(17,072)	(7,690)	(10,504)
Trade accounts payable-related parties	14,643	(17,900)	(12,418)
Accrued expenses and other liabilities	4,274	5,109	(6,777)
Deferred revenue	(1,103)	(386)	837

Net cash provided by operating activities	80,900	31,163	13,783

Cash flows from investing activities:
Investments in equity securities	(18,854)	(12,950)	—
Purchase of property and equipment	(6,256)	(6,360)	(8,320)
Purchases of available-for-sale investments	(96,611)	(95,660)	(120,438)
Purchase of intellectual property license	(494)	(1,585)	(139)
Sales and maturities of available-for-sale and equity investments	64,368	99,460	84,080
Other	107	(500)	(445)

Net cash used in investing activities	(57,740)	(17,595)	(45,262)

Cash flows from financing activities:
Debt repayments	(857)	—	—
Borrowing against line of credit	3,020	3,549	—
Payments on line of credit	(3,000)	—	(6,943)
Issuance of shares of common stock	2,744	1,237	1,107
Repurchases of shares of common stock	—	—	(28,922)
Principal payments of capital leases	(1,476)	(1,387)	(1,193)

Net cash provided by (used in) financing activities	431	3,399	(35,951)

Effect of changes in foreign currency exchange rates on cash	—	217	153

Net increase (decrease) in cash and cash equivalents	23,591	17,184	(67,277)
Cash and cash equivalents at beginning of period	77,382	100,973	118,157

Cash and cash equivalents at end of period	$100,973	$118,157	$50,880

Supplemental disclosure of cash flow information:
Cash received for interest	$1,185	$5,924	$3,453
Cash paid for interest	$70	$161	$140
Net cash paid for (received from) income taxes	$2,343	$365	$(8,281)
Fixed assets acquired under capital leases	$—	$684	$140

The accompanying notes are an integral part of these consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Silicon Storage Technology, Inc. (SST, us or we) is a leading supplier of flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. Flash memory is a form of nonvolatile memory that allows electronic systems to retain information when the system is turned off. We also produce and sell other semiconductor products including NAND Controller and NAND Controller-based modules, smart card ICs, flash microcontrollers and radio frequency ICs and modules. We license our SuperFlash technology to other companies for non-competing applications. Our products are used in personal computers, personal computer peripheral devices, consumer electronics and communications devices. Our products are sold to manufacturers located primarily in Asia.

Use of Estimates in Preparation of the Financial Statements

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

Risks, Uncertainties and Concentrations

Our sales are concentrated in the nonvolatile memory class of the semiconductor memory industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, and the emergence of competitor products with new features, capabilities, or technologies could adversely affect our operating results. We currently buy all semiconductor wafers and die from outside suppliers and we are dependent on third party subcontractors to assemble and test our products. Failure by these suppliers to satisfy our requirements on a timely basis, at competitive prices and in sufficient quantities could cause us to suffer manufacturing delays, possible loss of revenues, or higher than anticipated costs of revenues, any of which could have a severe adverse affect on our operating results.

We out-source our customer service logistics function in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asian countries. We ship our products to SPT who in turn ships our products on to end customers and sales representatives. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered sold to our end customers by SPT. For the years ended December 31, 2006, 2007 and 2008, SPT serviced end customer sales accounting for 59.1%, 60.1% and 56.2%, respectively, of our recognized net product revenues. As of December 31, 2007 and 2008 SPT represented 65.3% and 50.9% of our net accounts receivable, respectively. Further description of our relationships with PCT and SPT are in Note 16 “Equity Investments and Related Party Reporting”.

We ship products to, and have accounts receivable from, original equipment manufacturers or OEMs; original design manufacturers or ODMs; and contract electronic manufacturers or CEMs. In addition, we ship products to, and have accounts receivable from, our stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and our logistics center in turn reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistic center, to our top three stocking representatives for reshipment accounted for 48.5%, 60.0% and 54.6% of our product shipments in 2006, 2007 and 2008, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 10.3%, 9.1% and 7.0% of our product revenue to end users in 2006, 2007 and 2008, respectively. Our stocking representatives and distributors could discontinue their relationship with us or discontinue selling our products at any time. The loss of our relationship with any of our stocking representatives or distributors could adversely affect our operating results by impairing our ability to sell our products to our end customers. Our logistics center, SPT, may cease providing services to us at any time. If SPT were to terminate their logistics relationship with us we would experience a delay in re-establishing warehousing, logistics and distribution functions, which could adversely affect our operating results. If SPT or PCT were to terminate their sales representative relationship with us it could impair our revenue significantly and affect our ability to collect accounts receivable from SPT or PCT and may adversely affect our operating results as would the termination of any of our top three stocking representatives.

We derived 87.7%, 88.8% and 87.3% of our net product revenues from Asia during 2006, 2007 and 2008, respectively. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region.

Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries. We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by four foundries, Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, and Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, in China, Taiwan Semiconductor Manufacturing Company, Limited, or TSMC, in Taiwan, and Seiko-Epson Corporation. We have an equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, which owns the wafer foundry subsidiary, Grace in Shanghai, China. We anticipate that these foundries, together with Samsung Corporation in Korea and Powerchip Semiconductor Corporation, or PSC, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis and/or at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping-up new product production and we could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our foundries. Such disruptions, shortages and price increases could harm our operating results. Purchases from our top three suppliers accounted for 52.1% of our costs of revenues in 2008.

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

Basis of Consolidation

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

Foreign Currency Transactions

Monetary accounts maintained in currencies other than the United States dollar are remeasured using the foreign exchange rate at the balance sheet dates. Operational accounts and non-monetary balance sheet accounts are remeasured and recorded at the rate in effect at the date of the transactions. The effects of foreign currency remeasurement are reported in current operations. The functional currency of SST and all its subsidiaries, except SST China, is the United States dollar. The functional currency of SST China is the Chinese Yuan. The effect of foreign currency remeasurement was $779,000 for 2008 and was not material to our consolidated financial statements in 2006 or 2007.

Financial Instruments

Cash equivalents are highly liquid investments with stated maturities of three months or less as of the dates of purchase. Highly liquid investments included in cash equivalents are classified as available-for-sale and are carried at cost, which approximates fair value. We maintain substantially all of our cash balances with two major financial and/or brokerage institutions domiciled in the United States and we have not experienced any material losses relating to these investment instruments.

Short and long-term investments, which are comprised of federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities, are classified as available-for-sale and carried at fair value, with the unrealized gains or losses, net of tax, reported in Shareholders’ Equity as a component of accumulated other comprehensive income (loss). The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded on the specific identification method.

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments. The fair value of available-for-sale investments is set forth in Note 2 “Available-for-Sale Investments”. Financial instruments that potentially subject us to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. We perform credit evaluations of new customers and require those without positive, established credit histories to pay in advance, upon delivery or through letters of credit. Otherwise, for customers which we do not require collateral we maintain an allowance for potential credit losses.

We have acquired interests in Japanese and Taiwanese companies and a Cayman Islands company operating in China. See Note 16 “Equity Investments and Related Party Reporting”. Some of the Taiwanese investments are held in public companies whose stock is traded on the Taiwan Stock Exchange. Under Taiwan security regulations, a certain number of shares must be held in central custody if we have an employee serving on the Board of Directors of a Taiwan company. Shares to be held in central custody for greater than a one year period are carried at cost and recorded as equity investments. Shares that are unrestricted and available for sale within one year from the balance sheet date are carried at quoted market price and included in “long-term available-for-sale equity investments”, with unrealized gains and losses reported as a separate component of shareholders’ equity.

We review our investments quarterly for indicators of impairment. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its estimated fair market value and a new cost basis is established. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts receivable. We review the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The carrying value of our inventory is dependent on our estimate of future average selling prices, and, if our estimate of future selling prices is lower than our cost, we are required to adjust our inventory value further to reflect the lower of cost or market. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment and have a significant impact on our financial position and results of operations.

Our inventories include high technology parts and components that are specialized in nature or subject to rapid technological obsolescence. We review on-hand inventory, including inventory held at our logistic center, for potential excess and obsolete items and adjust the level of inventory reserve accordingly. For excess inventory analysis, we compare the inventory on hand with the forecasted demand. Demand is based on one year for packaged products and two years for products in die form. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans and diminished market demand. In the event that customer requirements cause us to change this methodology, it may be necessary for us to provide for an additional allowance, which could result in a significant adjustment and could harm our financial results.

Inventories, once written down to their new basis, are not subsequently written back up. While we have programs to minimize the required inventories on hand and we consider technological obsolescence when estimating allowances for potentially excess and obsolete inventories and consider average selling price, or ASP, forecasts when estimating allowances for lower of cost or market reserves, it is reasonably possible that such estimates could change in the near term and such changes could have a significant impact on our financial position and results of operations.

Non-Marketable and Other Equity Investments

We account for non-marketable and other equity investments under either the cost or equity method and include them in long-term assets. Our non-marketable and other equity investments include:

Equity method investments. When we have the ability to exercise significant influence, but not control, over the investee, we record equity method adjustments in “Pro rata share of loss from equity investments”. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between our carrying value and our equity in the net assets of the investee at the date of investment and other adjustments required by the equity method. Equity method investments include marketable and non-marketable investments.

Non-marketable cost method investments. When we do not have the ability to exercise significant influence over the investee we record such investments at cost.

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

We review our investments quarterly for indicators of impairment. For non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects; (b) the technological feasibility of the investee’s products and technologies; (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes; (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and (e) the investee’s receipt of additional funding at a lower valuation. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its estimated fair market value and a new cost basis is established. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

For the years ended December 31, 2006, 2007 and 2008, we recorded impairments of our investments totaling $44.1 million, $22.4 million and $21.8 million, respectively. See Note 12 “Impairment of Investments”.

Investments in Variable Interest Entities

We evaluate all transactions and relationships with potential variable interest entities (VIEs) to determine whether we are the primary beneficiary of the entities, in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, or FIN 46(R). Our overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

•	determine whether the entity meets the criteria to qualify as a VIE; and

•	determine whether we are the primary beneficiary of the VIE.

In performating the first step, the significant factors and judgments that we consider in making the determination as to whether an entity is a VIE include:

•

the design of the entity, including the nature of is risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	the nature of our involvement with the entity;

•	whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	whether there is sufficient equity investment at risk to finance the activities of the entity; and

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.

For each VIE identified, we then perform the second step and evaluate whether we are the primary beneficiary of the VIE by considering the following significant factors and judgments:

•	whether our variable interest absorbs the majority of the VIE’s expected losses;

•	whether our variable interest receives the majority of the VIE’s expected returns; and

•	whether we have the ability to make decisions that significantly affect the VIE’s results and activities.

Based on our evaluation of the above factors and judgments, as of December 31, 2008, we are not the primary beneficiary of any VIE. There have been no changes in the status of our VIE or primary beneficiary designations during 2008. For additional information on our equity investments and related parties, see Note 16 “Equity Investments and Related Party Reporting”.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years, except for buildings for which the useful life is forty years. Leasehold improvements are depreciated over seven years or the term of the lease, whichever is shorter. See Note 3 “Balance Sheet Detail”. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the Balance Sheet and the resulting gain or loss is recorded in operations. Maintenance and repairs are charged to operations as incurred.

Goodwill

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

We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Fair values are determined by discounted future cash flow analyses. As a result of our impairment analysis in the fourth quarter of 2007, we recorded an impairment charge related to the goodwill initially recognized as a result of the acquisitions of G-Plus and Actrans. We did not record any impairment charge related to goodwill in 2008. See Note 7 “Goodwill and Intangible Assets”.

Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of one to five years. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. As a result of our impairment analysis in the fourth quarter of 2007, we recorded an impairment charge of $969,000 related to our long-lived assets. During the fourth quarter of 2008, we recorded a $1.1 million charge to research and development to write off various intellectual property licenses, as we refined our focus toward our most strategic initiatives. We did not record any other impairment charges related to long-lived assets in 2008.

Product Revenue Recognition

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

License and Royalty Revenue Recognition

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

Research and Development

Research and development expenses are charged to operations as incurred.

Advertising Costs

We expense all advertising costs as incurred. Advertising costs were not material for the years ended December 31, 2006, 2007 and 2008.

Provision for Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2008. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results there is sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. The cumulative effect of adopting FIN 48 was a $3.2 million increase to our reserve for uncertain tax position with a corresponding adjustment to the opening balance of accumulated deficit.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Stock-based Compensation

We account for our share-based compensation under the provisions of SFAS No. 123(R), Share-based Payment (revised 2004). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors. We estimate the fair value of stock options on the date of grant using the Black-Scholes option valuation model and elected to attribute the value of share-based compensation to expense using the graded vesting method. Share-based compensation expense is recognized based on the value of the portion of share-based payment awards that is ultimately expected to vest. Compensation cost recognized includes the applicable amounts of: (a) compensation cost of all stock-based awards granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123) and (b) compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R).)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments, net of tax, and cumulative translation adjustments. Total comprehensive income (loss) is presented in the consolidated statements of shareholders’ equity and comprehensive loss.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, or FSP No. FAS 140-4 and FIN 46(R)-8. FSP No. FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have material impact to our consolidated financial position, results of operations and cash flows.

In November 2008, the FASB issued Emerging Issues Task Force No. 08-6, Equity Method Investment Accounting Considerations, or EITF No. 08-6. EITF No. 08-6 clarifies a number of matters associated with the impact of FAS 141(R) and FAS 160 on accounting for equity method investments. EITF 08-6 applies prospectively to the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of EITF No. 08-6 to have material impact to our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are still assessing the impact of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

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

2. Available-for-Sale Investments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually (fair value of reporting units for goodwill impairment tests, non-financial assets and liabilities acquired in a business combination.) Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	Level 1	Level 2	Level 3	Total
Money market funds	$10,721	$—	$—	$10,721
Short term available-for-sale investments	—	48,997	—	48,997
Long term available-for-sale investments	18,196	31,848	—	50,044

Total	$28,917	$80,845	$—	$109,762

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS No. 159.

The fair value of available-for-sale investments, as of December 31, 2008 are as follows (in thousands):

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$5,924	$15	$—	$5,939
Government bonds and notes	74,264	642	—	74,906
Foreign listed equity securities	4,761	13,435	—	18,196

Total bonds, notes and equity securities	$84,949	$14,092	$—	$99,041

Contractual maturity dates for investments in bonds and notes:
Less than one year				$48,997
One to five years				31,848

				$80,845

The fair value of available-for-sale investments as of December 31, 2007 are as follows (in thousands):

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$9,955	$—	$(5)	$9,950
Government bonds and notes	34,055	62	—	34,117
Foreign listed equity securities	4,945	31,215	—	36,160

Total bonds, notes and equity securities	$48,955	$31,277	$(5)	$80,227

Contractual maturity dates for investments in bonds and notes:
Less than one year				$44,067
One to five years				—

				$44,067

The unrealized gains as of December 31, 2007 and December 31, 2008 are recorded in accumulated other comprehensive income, net of tax.

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. All bonds and notes currently held have contractual maturity dates within two years.

Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. During the fourth quarter of 2008, the quoted market price for the common stock of King Yuan Electronics Company, Limited, or KYE, was lower than our per share carrying value. The quoted market price for KYE decreased more than 40% during 2008 and we did not find any indication that the value of the stock would recover in the near term. We concluded that the decline was other than temporary and recorded an impairment charge of $231,000 to bring the carrying value to its fair market value as of December 31, 2008.

3. Balance Sheet Detail (in thousands)

Trade accounts receivable:

	December 31,
	2007	2008
Trade accounts receivable, including related parties	$57,333	$20,699
Allowance for sales returns	(1,000)	(503)
Allowance for doubtful accounts	(20)	(79)

	$56,313	$20,117

Inventories:

	December 31,
	2007	2008
Raw materials	$21,301	$35,688
Work in-process	14,742	2,869
Finished goods	8,419	13,499
Finished goods inventories held at logistics center	5,716	2,103

	$50,178	$54,159

During 2008, inventory which was fully reserved in a prior year was reduced by approximately $17.1 million, of which $11.3 million offset the write-off of obsolete inventory. Further, during the year we provided new or increased inventory reserves of approximately $13.2 million on other unsold products in inventory. As of December 31, 2008, we had accrued approximately $1.1 million as non-cancelable, adverse purchase order commitments.

Property and equipment:

	December 31,		Estimated Useful Lives
	2007	2008
Land	$959	$959
Buildings	3,503	5,154	Forty years
Equipment	20,641	20,448	Four years
Computer and design hardware	18,281	22,481	Three years
Software	18,419	18,672	Three years
Vehicles	47	47	Five years
Furniture and fixtures	2,076	2,176	Seven years
Leasehold improvements	8,639	9,180	(1)

	72,565	79,117	(2)
Less accumulated depreciation	(54,318)	(60,340)	(3)

	18,247	18,777
Construction in progress	—	136

	$18,247	$18,913

(1)	Seven years or remaining lease term, whichever is less.
(2)	Includes assets financed through capital lease of $3,029 and $3,217 at December 31, 2007 and December 31, 2008, respectively. As of December 31, 2007 and 2008 nearly all capitalized leases are for software.
(3)	Includes accumulated depreciation on assets financed through capital lease of $1,160 and $2,112 at December 31, 2007 and December 31, 2008, respectively.

Depreciation expense was $6.5 million, $7.8 million and $7.8 million including depreciation on capitalized leases of $1.8 million, $1.3 million and $1.0 million for 2006, 2007 and 2008, respectively.

During 2007, the market price of our common stock declined to the point where our net assets exceeded our total market capitalization. Accordingly, we reviewed the carrying value of our long-lived assets and determined that estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write down these assets to their estimated fair market value. There were similar declines in the market price of our common stock in 2008, and the carrying value of our net assets exceeded our total market capitalization at December 31, 2008. We reviewed the carrying value of our long-lived assets and concluded that either the estimated future cash flows were sufficient for recovery, or that the fair market value of the underlying assets exceeded the carrying value. Therefore, we did not record any impairment to long-lived assets in 2008 based on this review. However, during the fourth quarter of 2008, we recorded a $1.1 million charge to research and development to write off various intellectual property licenses, as we refined our focus toward our most strategic initiatives.

Accrued liabilities:

	December 31,
	2007	2008
Accrued compensation and related items	$10,223	$5,253
Accrued adverse purchase commitments	111	1,092
Accrued commission	1,859	1,021
Accrued income tax payable	180	540
Accrued warranty	358	176
Accrued restructuring charge	—	2,338
Other accrued liabilities	8,726	3,780

	$21,457	$14,200

Accrued warranty:

	December 31,
	2007	2008
Beginning balance	$298	$358
Provisions for warranty	1,620	526
Warranty returns	(1,119)	(389)
Re-screening, re-testing and other settlements	(441)	(319)

Ending balance	$358	$176

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. Our warranty accrual is estimated based on historical claims compared to historical revenues and assumes that we have to replace products subject to a claim.

4. Commitments

As of December 31, 2008 we had outstanding purchase commitments with our foundry vendors of $13.2 million for delivery in 2009. We have recorded a liability of $1.1 million for related adverse purchase commitments.

We lease our corporate facilities under non-cancelable operating leases that expire in 2009 through 2027. The leases require escalating monthly payments over their terms, however, periodic rent expense is being recognized on a straight-line basis. Under the terms of the leases, we are responsible for certain operating costs, including real estate property taxes, utilities and other costs. Rent expense was $3.7 million, $3.9 million and $4.2 million in 2006, 2007 and 2008, respectively. Capital leases generally consist of software and are recorded in property and equipment.

Future minimum lease payments at December 31, 2008 are as follows (in thousands):

Year ending December 31,	Capital Lease	Operating Lease
2009	$874	$4,442
2010	181	1,384
2011	14	83
2012	4	53
2013	—	44
Thereafter	—	613

	1,073	$6,619

Less: Imputed interest	(46)

Present value of minimum lease payments	1,027
Less: current portion, included in Accrued expenses and other liabilities	(832)

Noncurrent portion, included in Other liabilities	$195

5. Contingencies

Litigation

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (“Federal Derivative Litigation”)and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the Court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through the current fiscal year. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which is scheduled to be heard on April 24, 2009. We are currently in ongoing settlement discussions in the above referenced matter.

On October 31, 2006, a similar shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara by Alex Chuzhoy under the caption Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026. This complaint was brought purportedly on behalf of SST against certain of our current and former officers and directors and alleges among other things, that the named officers and directors breached their fiduciary duties as they colluded with each other to backdate stock options and were allegedly unjustly enriched by their actions. The Chuzhoy complaint also alleges that certain defendants violated section 25402 of the California Corporations Code by selling shares of our common stock while in possession of material non-public adverse information. The parties initiated settlement discussions and filed several stipulations to extend defendants’ deadline to respond to the shareholder derivative complaint, which the court granted. On April 13, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. On January 25, 2008, the court and parties in the Chuzhoy matter agreed to postpone the filing of the amended complaint pending settlement discussions. We are currently in ongoing settlement discussions in the above referenced matter.

In January and February 2005, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our current and former officers and directors. The derivative complaints asserted claims for, among other things, breach of fiduciary duty and violations of the California Corporations Code. These derivative actions were consolidated under the caption In Re Silicon Storage Technology, Inc. Derivative Litigation, Lead Case No. 1:05CV034387. On April 28, 2005, pursuant to a joint stipulation, the derivative action was stayed by court order. On October 19, 2007, following the dismissal with prejudice of certain federal putative class actions, the court lifted this stay. On December 6, 2007, plaintiffs filed a consolidated amended complaint reiterating some of the previous claims and asserting claims substantially identical to those contained in the Chuzhoy v. Yeh, et al., Case No. 1-06-CV-074026 and the Federal Derivative Litigation. Defendants filed a motion to stay the action on March 28, 2008, and a demurrer on May 12, 2008. On October 31, 2008, the court sustained the demurrer, in part, with leave to amend. The court also granted the motion to stay, staying all further proceedings in favor of the Chuzhoy matter. We are currently in ongoing settlement discussions in the above referenced matter.

On or about July 13, 2007, a patent infringement suit was brought by OPTi Inc. in the United States District Court for the Eastern District of Texas alleging infringement of two United State patents related to a “Compact ISA-bus Interface”. The plaintiff sought a permanent injunction, and damages for alleged past infringement, as well as any other relief the court may grant that is just and proper. On January 1, 2009, OPTi and SST resolved our differences and the suit was dismissed with prejudice.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of December 31, 2008.

Indemnifications

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2009 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $53.1 million. We have not recorded any liabilities as of December 31, 2008.

During our normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to our directors and officers to the maximum extent permitted under the laws of California. In addition, we have contractual commitments to some customers, which could require us to incur costs to repair an epidemic defect with respect to our products outside the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated.

6. Lines of Credit

On September 15, 2006, SST China Limited, a wholly-owned subsidiary of SST, entered into a 10-month facility agreement with Bank of America, N.A. Shanghai Branch, a U.S. bank, for RMB 60.8 million revolving line of credit, or approximately $8 million U.S. dollars. This line expired and was replaced in August 2007, when SST China Limited entered into a one year facility agreement with Bank of America, N.A. Shanghai Branch for RMB 58.40 million revolving line of credit. The interest rate for the line of credit was 90% of People’s Bank of China’s base rate. There were no restrictions in the agreement as to how the funds may be used and the facility line was guaranteed by the parent company, Silicon Storage Technology, Inc. The balance on the line of credit was repaid in full in the first quarter of 2008 and expired August 31, 2008, with no outstanding balance.

7. Goodwill and Intangible Assets

Goodwill and intangible assets include $11.2 million of goodwill, $1.7 million of net identifiable intangible assets from acquisitions made in 2004 and 2005 and $1.9 million of net purchased intellectual property. The goodwill is not being amortized but is tested annually for impairment. We review intangible assets for adjustments when an event or circumstance occurs indicating a possible impairment in value. During the fourth quarter of 2008, we recorded a $1.1 million charge to research and development to write off various intellectual property licenses, as we refined our focus toward our most strategic initiatives. During the fourth quarter of 2007, we determined the goodwill acquired from our acquisitions of G-Plus and Actrans had become impaired in the amounts of $14.8 million and $3.2 million, respectively. Additionally, we recorded a $384,000 impairment of intangible assets related to our acquisition of G-Plus in the fourth quarter of 2007. These impairments are recorded in Other operating expenses on our consolidated statements of operations.

Our intangible assets consist of the following (in thousands):

	December 31, 2008
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(10,127)	$(384)	$1,280
Intellectual property	3,394	(222)	(1,322)	1,850
Trade name	1,198	(1,032)	—	166
Customer relationships	1,857	(1,626)	—	231
Non-compete agreements	810	(764)	—	46

	$19,050	$(13,771)	$(1,706)	$3,573

	December 31, 2007
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(7,996)	$(384)	$3,411
Intellectual property	3,053	(98)	—	2,955
Trade name	1,198	(792)	—	406
Customer relationships	1,857	(1,446)	—	411
Non-compete agreements	810	(602)	—	208

	$18,709	$(10,934)	$(384)	$7,391

All intangible assets are being amortized on a straight-line basis over their estimated useful lives. Existing technologies have been assigned useful lives of between four and five years, with a weighted average life of approximately 4.6 years. Non-compete agreements have been assigned useful lives between two and four years, with a weighted average of 3.6 years. Intellectual property has been assigned an estimated life between three and five years. Trade names have been assigned a useful life of five years. Customer relationships have been assigned useful lives between three and five years with a weighted average of 4.0 years. Amortization expense was $3.6 million, $3.5 million and $2.8 million in 2006, 2007 and 2008, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets

2009	$1,939
2010	731
2011	554
2012	345
2013	4

Total expected amortization expense	$3,573

During 2007, the market price of our common stock declined to the point where our net assets exceeded our total market capitalization and we determined that the carrying value of our memory and non-memory reporting units exceed their fair value. Accordingly, we concluded that the carrying amount of our goodwill may have exceeded its implied fair value. In the fourth quarter of 2007, pursuant to our accounting policy, we conducted our annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amounts of goodwill assigned to our Memory and Non-Memory segments exceeded their implied fair values and recorded an impairment charge of approximately $18.0 million, which is included in operating expense, under the caption “Other”, in our 2007 consolidated statements of operations. As a result, all remaining goodwill of $11.2 million is related to our technology licensing segment. The impairment charge was determined by comparing the carrying value of goodwill assigned to these segments as of November 30, 2007, with the implied fair value of their goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill, which require estimates of future operating results and cash flows of each of the reporting units discounted using estimated discount rates. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of our strategic planning cycle conducted annually during the latter part of the fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the updated long-term financial forecasts, which showed lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. This updated long-term financial forecast represented the best estimate that we had at the time and we believe that its underlying assumptions were reasonable. In addition, we reviewed the carrying value of our long-lived assets and determined that estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write these assets down to their estimated fair market value.

There were similar declines in the market price of our common stock in 2008, and the carrying value of our net assets exceeded our total market capitalization at December 31, 2008. We reviewed the carrying value of our long-lived assets and concluded that either the estimated future cash flows were sufficient for recovery, or that the fair market value of the underlying assets exceeded the carrying value. Therefore, we did not record any impairment to intangible assets in 2008. Based on our annual review of goodwill performed during 2008, we concluded that the carrying value of goodwill of $11.2 million, which relates to our technology licensing segment, did not exceed its implied fair value and we did not record any impairment. Gross profit for our licensing segment was $37.1 million, $39.9 million and $48.7 million for 2006, 2007 and 2008, respectively.

Actual performance in the near-term and longer-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting segments and may result in further impairment of goodwill or other long-lived assets.

8. Stock-based Compensation

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

Under the 1995 Plan and the 2008 Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally thereafter over periods ranging from four to five years from the date of grant. The term of any options issued may not exceed ten years from the date of grant. Pursuant to the 2008 Plan, upon each non-employee director’s initial election or appointment to the Board, such new non-employee director receives an initial stock option grant for 45,000 shares of common stock. Each initial stock option grant vests as to 25% of the shares subject to the grant on the anniversary of the grant date. In addition, each non-employee director will receive a fully vested annual stock option grant for 12,000 shares of common stock. The options expire ten years after the date of grant.

As of December 31, 2008, the 2008 Plan had 4.5 million shares available for grant.

Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of December 31, 2008, 486,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the twelve months ended December 31, 2007 and 2008 were 155,000 for $694,000 and 221,000 for $579,000, respectively.

1995 Non-Employee Directors Stock Option Plan

In July 2008, our Board of Directors terminated the 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, such that no further stock awards will be made pursuant the Directors’ Plan. As of the termination date, 498,498 shares were subject to outstanding stock awards and will remain subject to the terms of the Directors’ Plan until their exercise or expiration. As of December 31, 2008, 495,928 of these shares remained outstanding.

Tender Offer

In May 2008, we completed an offer to amend eligible 409A options and to replace underwater stock options, or the Offer, outstanding under our 1995 Plan. Executive officers and members of the Board of Directors were not eligible to participate. The Offer consisted of two parts, an Offer to Amend and an Offer to Replace. The Offer to Amend consisted of an amendment of the price of certain stock options with exercise prices that may have been lower than the fair market value of our common stock on the applicable grant date, as determined for tax purposes. These options, or the Eligible 409A Options, if not amended may therefore have been subject to adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended. These options were amended to reflect the fair market value per share of our common stock on the revised measurement date determined for that option for financial accounting purposes.

The Offer to Replace consisted of an exchange of certain stock options, or Eligible Underwater Options, with new vesting terms. If the Eligible Underwater Option was 100% vested on May 1, 2008, the new option is subject to a one-year cliff vest, with 100% of the new option vesting on May 1, 2009, subject to continued employment. If the Eligible Underwater Option was not fully vested on May 1, 2008, the new option is subject to a four-year vest, with 25% of the new option vesting on May 1, 2009, and 1/48th of the new option vesting monthly thereafter, subject to continued employment through and on each such date.

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

Stock Option Expense Calculation

Compensation expense under the 2008 Plan is recognized as follows: we amortize stock-based compensation on the graded vesting method over the vesting periods of the stock options, which are generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated expense recognition as compared to the straight-line method. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock on the last day of each six-month offering period. The amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

The following table shows total stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2006	2007	2008
Cost of revenues	$674	$450	$361
Research and development	3,753	2,718	2,284
Sales and marketing	1,214	941	667
General and administrative	2,372	1,182	1,927
Other—forfeited as part of restructuring plan	—	—	(585)

Stock-based compensation expense included in net loss	8,013	5,291	4,654
Tax effect of stock-based compensation expense	—	—	—

	$8,013	$5,291	$4,654

Stock-based compensation of $164,000, $54,000 and $170,000 was capitalized in inventory as of December 31, 2006, 2007 and 2008, respectively. The tax benefit from the exercise of options was $0 for years ended December 31, 2006, 2007 and 2008. Included in stock-based compensation for 2008 is a charge of $698,000 for 220,000 fully vested restricted stock awards, at a weighted average grant date per share fair value of $3.17. No restricted stock awards were granted during 2006 or 2007.

Pursuant to our 2008 Plan, as well as the 1995 Plan and Directors’ Plan, stock options are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees are exercisable pursuant to a four-year vesting schedule with a maximum contractual term of ten years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. Although we have not paid dividends in the past, we continuously evaluate our ability to pay dividends. Expected volatilities are based on the historical performance of our common stock. The expected term of the options granted during 2008 is 6.0 years calculated using the simplified method allowed under Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB No. 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option, or SAB No. 110. We use the simplified method because we do not believe historical data is reflective of current transactions.

The fair value of each option grant is estimated at the date of the grant using the Black-Scholes multiple options pricing model. We used the following assumptions for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
Risk-free interest rate	4.3% - 5.2%	4.4% - 5.0%	3.0% - 3.9%
Expected term of option	6.0 years	6.0 years	4.8 - 6.1 years
Expected volatility	77.0% - 82.6%	67.2% - 73.4%	53.1% - 63.8%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Option Grant History

The following is a summary of all option activity for the year ended December 31, 2008 (in thousands, except term and per share data):

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
December 31, 2007	2,569	11,549	$6.86	5.60
2008 Plan shares authorized	5,000	—
1995 Plan shares withdrawn	(4,170)	—
Restricted stock awards granted	(220)	—	$—
Stock options granted	(2,577)	2,577	$2.85
Stock options granted pursuant to tender offer	(1,981)	1,981	$3.19
Exercised	—	(429)	$1.20
Forfeited	967	(967)	$5.96
Forfeited pursuant to tender offer	4,855	(4,855)	$8.98
Expired	104	(104)	$1.85

December 31, 2008	4,547	9,752	$4.61	6.55	$147

Vested and expected to vest at December 31, 2008		9,474	$4.65	6.45	$147

Options exercisable at December 31, 2008		4,557	$6.12	4.68	$147

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.80 - $ 2.36	485	0.51	$2.03	485	$2.03
$ 2.54 - $ 2.58	1,231	8.60	$2.58	260	$2.57
$ 2.62 - $ 3.12	850	7.82	$2.80	414	$2.76
$ 3.15 - $ 3.19	1,974	7.48	$3.19	55	$3.19
$ 3.22 - $ 3.60	1,383	8.52	$3.43	347	$3.53
$ 3.62 - $ 4.25	1,077	6.54	$3.92	656	$3.96
$ 4.35 - $ 5.07	1,013	5.95	$4.69	695	$4.70
$ 5.15 - $ 9.85	1,131	4.28	$7.55	1,053	$7.65
$ 9.97 - $26.02	539	3.18	$15.31	538	$15.32
$28.35 - $28.35	54	1.46	$28.35	54	$28.35

$ 0.80 - $28.35	9,737	6.55	$4.61	4,557	$6.12

	Year Ended December 31,
	2006	2007	2008
Weighted average grant date fair value of options granted	$3.02	$2.75	$1.64
Total intrinsic value of options exercised	$587	$1,531	$798
Total cash received as a result of stock option exercises and employee stock plan purchases	$2,744	$1,236	$1,107

We settle stock option exercises with newly issued common shares. We do not have any equity instruments outstanding other than those described above as of December 31, 2008.

Total unrecognized compensation expense from stock options as of December 31, 2008 was $3.9 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.25 years.

9. Shareholders’ Equity

Authorized Capital Shares

Our authorized capital shares consist of 250.0 million shares of common stock and 7.0 million shares of preferred stock. Of the preferred stock, 450,000 shares have been designated as Series A Junior Participating Preferred Stock. All of our capital shares have no par value.

Share Purchase Rights Plan

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

10. Net Loss Per Share

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

A reconciliation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands except for per share data):

	Year Ended December 31,
	2006	2007	2008
Numerator for basic and diluted net loss per share:
Net loss, as reported	$(20,777)	$(48,957)	$(39,815)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	103,355	104,134	100,019

Basic and diluted net loss per share	$(0.20)	$(0.47)	$(0.40)

Stock options to purchase 12.1 million, 11.5 million, and 9.7 million shares of common stock with weighted average prices of $6.68, $6.86 and $4.61, respectively, were outstanding at December 31, 2006, 2007 and 2008 but were not included in the computation of diluted net loss per share because we incurred net losses in these years.

11. Other Operating Expenses

Other operating expenses comprised (in thousands):

	December 31,
	2006	2007	2008
Expenses related to financial restatement	$—	$11,970	$—
Restructuring charge	—	—	2,514
Impairment of goodwill, intangible assets and property and equipment	—	18,961	—

	$—	$30,931	$2,514

Restructuring Charge. In 2008 we announced the implementation of a global reorganization to reflect changes in anticipated levels of business. The plan includes a reduction in overall headcount of approximately 120, or 17 percent of our global workforce, most of which was completed by the end of 2008. We incurred a restructuring charge of $2.5 million in the fourth quarter of 2008, all of which is related to estimated severance costs associated with the workforce reduction. We expect to incur an additional restructuring charge of approximately $0.4 million in the first quarter of 2009 related to our global reorganization.

Restatement Expense. In 2007 we announced a voluntary independent review of our historical stock option granting practices. In connection with the investigation and resulting restatement, we incurred approximately $12.0 million in expenses during the year ended December 31, 2007, which included legal, tax, accounting, and other professional services.

Impairment of Goodwill and Long-Lived Assets. During 2007, the market price of our common stock declined to the point where our net assets exceeded our total market capitalization and concluded that the carrying amount of our goodwill exceeded its implied fair value. Accordingly, we recorded an $18.0 million impairment charge during fourth quarter of 2007. In addition, we reviewed the carrying value of our long-lived assets and determined that the estimated future cash flows were insufficient to recover the carrying value of certain long-lived assets. As a result, we recorded impairment charges of $585,000 to property and equipment and $384,000 to intangible assets in order to write down these assets to their estimated fair market value.

12. Impairment of Investments

After discussions with the management of GSMC during the fourth quarter of 2006, we undertook a review of the carrying value of this investment in order to determine whether it had suffered an other-than-temporary decline in value. As part of the review we considered the historical performance of the business, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings. Based on this review, we recorded an impairment charge of approximately $40.6 million to write down the investment to its estimated fair value as of December 31, 2006. During the third quarter of 2007 further discussions were held with GSMC management which required us to perform a review of the investment in order to determine whether it had suffered an additional impairment. Based on changes in GSMC’s operating plans and the impact on future expectations for the business, we determined that the investment had suffered a further decline in value. Accordingly, we recorded an additional impairment charge of $19.4 million in the third quarter of 2007 to write down the carrying value of the investment to its estimated fair value as of September 30, 2007. During the fourth quarter of 2008 and early 2009, new funding was secured which included a restructuring and recapitalization of GSMC. Based on the new funding and recapitalization, as well as an updated review of their historical performance, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings, we recorded a further impairment of $11.6 million to write down the carrying value of the investment to its estimated fair value of $11.5 million as of December 31, 2008.

During the fourth quarter of 2008, the management of Advanced Chip Engineering Technology, Inc., or ACET, a privately held Taiwanese company, determined that additional funding would be required to continue operations. Discussions were held with various parties, and a preliminary offer was made to purchase substantially all outstanding shares of ACET was accepted by ACET’s Board of Directors. As this offer was made at a lower per share price than our current carrying value, and based on all other available information, we have determined that the value of our investment in ACET has suffered an other-than-temporary decline in value. Accordingly, we recorded an impairment of $9.7 million to write down the carrying value of the investment to its estimated fair value of $2.6 million as of December 31, 2008.

At December 31, 2008, the quoted market price on the Taiwan Stock Exchange for the common stock of King Yuan Electronics Company, Limited, or KYE, was lower than our per share carrying value. The quoted market price for KYE decreased more than 40% during 2008 and we did not find any indication that the value of the stock would recover in the near term. We concluded that the decline was other than temporary and recorded an impairment charge of $231,000 to bring the carrying value to its fair market value as of December 31, 2008. We do not have a long-term contract with KYE to supply us with services. We are not obligated to provide KYE with any additional financing. At December 31, 2008, our investment is valued at $1.1 million, based on the quoted market price.

During 2007 we noted that EoNex Technologies, Inc., or EoNex a privately held Korean company, had suffered significant declines in net revenue and in the fourth quarter of 2007 we concluded that our investment in EoNex was impaired. Given a lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and recorded an impairment charge equal to the $3.0 million carrying value of EoNex.

In the first quarter of 2006 we determined that our investment in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations for liquidation. As a result, we wrote our $3.3 million investment down to zero as well as an outstanding loan of $225,000.

In the first quarter of 2008, we fully reserved a note receivable from an unrelated third party in the amount of $216,000 due to our expected inability to collect it.

13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2006	2007	2008
Net unrealized gains on investments, net of tax of $0	$31,166	$31,272	$14,092
Cumulative translation adjustment	115	(33)	216

	$31,281	$31,239	$14,308

14. Income Taxes

The provision for income taxes reflected in the consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Income (loss) before income taxes:
U.S.	$22,054	$(43,174)	$(20,241)
Foreign	(32,438)	5,489	(13,787)

	$(10,384)	$(37,685)	$(34,028)

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$3,858	$99	$(7,640)
State	83	12	—
Foreign	2,829	4,126	4,282

	6,770	4,237	(3,358)

Deferred:
Federal	424	—	—
State	—	—	—

	424	—	—

Provision for (benefit from) income taxes	$7,194	$4,237	$(3,358)

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percent):

	Year Ended December 31,
	2006	2007	2008
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(1.1)	—	—
Foreign taxes, net	(135.4)	(13.4)	(23.5)
Research and development credit	15.0	3.2	4.0
Tax exempt interest	1.9	0.1	—
Change in estimated tax contingency	(20.9)	(6.2)	(4.5)
Change in valuation allowance	72.5	(26.8)	(21.2)
SFAS No. 123(R) Expense	(22.2)	(3.8)	(3.7)
Tax refund	—	—	23.6
Other	(14.1)	0.6	0.2

	(69.3)%	(11.3)%	9.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2008
Excess and obsolete inventory	$369	$364
Stock option expenses	6,801	7,294
Other	1,892	1,734
Unrealized losses on investments	8,814	16,836
Capitalized research and development	762	619
Net operating loss carry-forwards	6,724	4,599
Depreciation	934	1,241
Tax credits	9,516	11,670
Employment tax accrual	576	577

Total deferred tax asset	36,388	44,934
Valuation allowance	(36,177)	(44,934)
Acquired intangibles	(211)	—

	$—	$—

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We reassess the need for a valuation allowance on a quarterly basis.

As of December 31, 2008, we had federal, state and foreign net operating loss carry forwards of approximately $2 million, $27 million and $10 million, respectively. We also had federal and state research and development credit carryforwards of approximately $6.4 million and $12.3 million, respectively. The federal research and development credit carryforward amount includes $2.9 million related to stock options that when utilized the benefit will be credited to common stock. The federal net operating loss and credit carry forwards will expire at various dates beginning in 2020 through 2027, if not utilized. The state net operating loss, or NOL, carry forwards will expire at various dates beginning in 2011 through 2028, if not utilized. The state research and development credit carry forwards do not have an expiration date. The foreign NOL’s will expire at various dates beginning in 2009 through 2011, if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We have not provided U.S. income taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2008 because we intend to permanently reinvest such earnings outside the U.S. The cumulative amount of undistributed earnings for certain foreign subsidiaries is approximately $1.2 million. If these earnings were to be repatriated, we would be subject to additional U.S. income taxes, adjusted for foreign tax credits.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. Our cumulative effect of FIN 48 was a $2.5 million increase to the opening balance of accumulated deficit. The total amount of gross unrecognized tax benefits was $25.0 million. Included in the balance were approximately $12.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We do not expect any material changes to our unrecognized tax benefits within the next twelve months.

At December 31, 2008, we had approximately $20.8 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007 (at adoption)	$22,431
Additions based on tax positions related to the current year	3,210
Reductions based on tax positions related to prior years	(647)
Settlements	—

Balance at December 31, 2007	24,994
Additions based on tax positions related to the current year	2,482
Reductions based on tax positions related to prior years	—
Settlements	(6,724)

Balance at December 31, 2008	$20,752

At December 31, 2008, the total unrecognized tax benefits of $20.8 million including approximately $13.2 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $7.6 million is recorded within long-term other liabilities on our consolidated balance sheet as of December 31, 2008.

The total unrecognized tax benefits of $20.8 million at December 31, 2008 included $7.6 million that, if recognized, would reduce the effective income tax rate in future periods.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2008 was not material.

We file income tax returns in the United States on a federal basis, in California and various foreign jurisdictions. The tax years 1995 to 2008 remain open to examination in the U.S. and California which are the major taxing jurisdictions in which we are subject to tax.

15. Segment and Geographic Reporting

Our Memory Product segment, which is comprised of NOR flash memory products, includes the Multi-Purpose Flash or MPF family, the Multi-Purpose Flash Plus or MPF+ family, the Advanced Multi-Purpose Flash Plus or Advanced MPF+ family, the Concurrent SuperFlash or CSF family, the Firmware Hub or FWH family, the SPI serial flash family, the Serial Quad I/O or SQI flash family, the ComboMemory family, the Many-Time Programmable or MTP family, and the Small Sector Flash or SSF family.

Our Non-Memory Product segment is comprised of all other semiconductor products including flash microcontrollers, smart card ICs and modules, radio frequency ICs and modules, NAND Controllers and NAND Controller-based modules.

Our Technology Licensing segment includes both up-front fees and royalties generated from the licensing of our SuperFlash technology to semiconductor manufacturers for use in embedded flash applications.

We do not allocate operating expenses, interest and other income/expense, interest expense, impairment of investments or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Additionally, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics.

The following table shows our revenues and gross profit for each segment (in thousands):

	Year Ended December 31,
	2006		2007		2008
	Revenues	Gross Profit	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$350,156	$64,156	$333,451	$72,802	$228,237	$39,026
Non-Memory	65,285	17,642	38,465	7,782	38,628	9,535
Technology Licensing	37,068	37,068	39,832	39,832	48,670	48,670

	$452,509	$118,866	$411,748	$120,416	$315,535	$97,231

Foreign revenue is determined based on the country to which the product is shipped by us or our logistics center, or where licensing revenue is generated. Our net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
United States	$24,173	$23,349	$22,463
Europe	32,381	26,802	19,742
Japan	40,752	40,303	33,722
Korea	30,734	37,487	25,804
Taiwan	97,552	112,930	106,007
China (including Hong Kong)	193,674	138,761	82,809
Other Asian Countries	33,243	32,116	24,987

	$452,509	$411,748	$315,535

The location and net book value of our property and equipment are as follows (in thousands):

	December 31,
	2007	2008
United States	$11,398	$8,661
China	2,365	2,594
Taiwan	4,232	7,483
Other	252	175

	$18,247	$18,913

16. Equity Investments and Related Party Reporting

Equity investments comprise (in thousands):

	December 31, 2008
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value
Advanced Chip Engineering Technology, Inc.(1)	$2,627	$—
Apacer Technology, Inc.	4,357	—
Aptos Technology Inc.	2,349	—
Grace Semiconductor Manufacturing Corp.	11,506	—
Insyde Software Corporation(2)	1,225	1,616
King Yuan Electronics Company, Limited	—	1,068
Powertech Technology, Incorporated	—	13,269
Professional Computer Technology Ltd.	671	2,243
Silicon Technology Co., Ltd.	939	—
Others	945	—

	$24,619	$18,196

	December 31, 2007
	Equity Investments at Cost	Available for Sale Investments at Fair Market Value
Advanced Chip Engineering Technology, Inc.(1)	$20,756	$—
Apacer Technology, Inc.	4,357	—
Aptos Technology Inc.	2,349	—
Grace Semiconductor Manufacturing Corp.	23,150	—
Insyde Software Corporation(2)	1,238	2,277
King Yuan Electronics Company, Limited	—	2,253
Powertech Technology, Incorporated	—	25,752
Professional Computer Technology Ltd.	705	5,878
Silicon Technology Co., Ltd.	939	—
Others	1,057	—

	$54,551	$36,160

(1)	Accounted for under the equity method of accounting for investments.
(2)	Includes $910,000 in convertible bonds, carried at cost, for 2007 and 2008.

The following table is a summary of our related party revenues and purchases (in thousands):

	Revenues
	Year Ended December 31,
	2006	2007	2008
Apacer Technology, Inc. & related entities	$3,087	$2,879	$3,485
Grace Semiconductor Manufacturing Corp.	1,480	176	391
Silicon Professional Technology Ltd.	245,332	223,490	149,647
Silicon Technology Co., Ltd.	1,279	280	—

	$251,178	$226,825	$153,523

	Purchases
	Year Ended December 31,
	2006	2007	2008
Advanced Chip Engineering Technology, Inc.	$84	$108	$1,104
Grace Semiconductor Manufacturing Corp.	69,153	72,110	70,216
King Yuan Electronics Company, Limited	30,550	24,680	21,037
Powertech Technology, Incorporated	16,159	20,145	18,232

	$115,946	$117,043	$110,589

The following table is a summary of our related party accounts receivable and accounts payable and accruals (in thousands):

	Accounts Receivable
	Year Ended December 31,
	2007	2008
Apacer Technology, Inc. & related entities	$51	$330
Grace Semiconductor Manufacturing Corp.	172	185
Silicon Professional Technology Ltd.	36,789	10,246
Silicon Technology Co., Ltd.	—	—

	$37,012	$10,761

	Accounts Payable and Accruals
	Year Ended December 31,
	2007	2008
Advanced Chip Engineering Technology, Inc.	$11	$83
Grace Semiconductor Manufacturing Corp.	8,490	1,700
King Yuan Electronics Company, Limited	5,509	2,633
Powertech Technology, Incorporated	3,861	1,466
Professional Computer Technology Ltd.	—	20
Silicon Professional Technology Ltd.	624	175

	$18,495	$6,077

In 1996, we acquired a 14% interest in Silicon Technology Co., Ltd., or Silicon Technology, a privately held Japanese company, for $939,000 in cash. We acquired the interest in Silicon Technology in order to provide a presence for our products in Japan. We now have our own office in Japan, although Silicon Technology continues to sell our products. We are not obligated to provide Silicon Technology with any additional financing. At December 31, 2008, our investment of $939,000, which is carried at cost, represented 8.7% of the outstanding equity of Silicon Technology.

In 2000, we acquired a 10% interest in Apacer Technology, Inc., or Apacer, for $9.9 million in cash. Apacer, a privately held Taiwanese company, is a memory module manufacturer and customer. SST is a Board member of Apacer, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. In 2001, we invested an additional $2.1 million in Apacer. In August 2002, we made an additional investment of $181,000. The investment was written down to $4.4 million during 2002. At December 31, 2008, our investment, which is carried at cost, represented 9.3% of the outstanding equity of Apacer. We are not obligated to provide Apacer with any additional financing.

In 2000, we acquired a 15% interest in PCT, a Taiwanese company, for $1.5 million in cash. SST is a Board member of PCT, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. PCT is

one of our stocking representatives. In May 2002, we made an additional investment of $179,000 in PCT. During 2003, PCT completed an initial public offering on the Taiwan Stock Exchange and we sold a portion of our holdings. Under Taiwan security regulations, due to SST’s position as a member of PCT’s board of directors, a certain number of shares must be held in a central custody and are restricted from sale. Shares that are unrestricted and available for sale are carried at quoted market price and included in long-term available-for-sale equity investments. Shares to be held in custody for greater than a one year period are carried at cost and included in equity investments. In 2007, we sold $1.7 million in PCT European convertible bonds we had held since February 2004 for a gain of $142,000. As of December 31, 2008, the value of the stock investment recorded as long-term available-for-sale is $2.2 million and the restricted portion of the investment carried at cost is recorded at $671,000. At December 31, 2008 our investment represented 10.0% of PCT’s outstanding equity.

PCT and its subsidiary, Silicon Professional Alliance Corporation, or SPAC, earn commissions for point-of-sales transactions to its customers. Commissions to PCT and SPAC are paid at the same rate as all of our other stocking representatives in Asia. In 2006, 2007 and 2008 we incurred sales commissions of $364,000, $1.5 million and $189,000, respectively, to PCT and SPAC. Shipments, by us or our logistics center, to PCT and SPAC for reshipment accounted for 42.6%, 46.2% and 43.0% of our product shipments in 2006, 2007 and 2008. In addition, PCT and SPAC solicited sales for 2.0%, 1.6% and 1.8% of our shipments to end users in 2006, 2007 and 2008, respectively, for which they also earned a commission.

PCT has established a separate company and wholly-owned subsidiary, SPT, to provide forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in Taiwan. SPT now services substantially all of our end customers based in Taiwan, China and other Southeast Asia countries. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. We pay SPT a fee based on a percentage of revenue for each product sold through SPT to our end customers. For 2006, 2007 and 2008, we incurred $3.7 million, $3.4 million and $2.3 million, respectively, of fees related to SPT. The fees paid to SPT covers the cost of warehousing and insuring inventory and accounts receivable, personnel costs required to maintain logistics and information technology functions and the costs to perform billing and collection of accounts receivable. SPT receives extended payment terms and is obligated to pay us whether or not they have collected the accounts receivable.

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

In 2000, we acquired, for $4.6 million in cash, a 1% interest in KYE, a Taiwanese company, which is a production subcontractor. The investment was made in KYE in order to strengthen our relationship with KYE. During 2001, KYE completed an initial public offering on the Taiwan Stock Exchange. Accordingly, the investment has been included in long-term available-for-sale investments in the balance sheet as of December 31, 2008. The investment was written down to $1.3 million during 2001. At December 31, 2008, the quoted market price on the Taiwan Stock Exchange was lower than our per share carrying value, and we concluded that the decline was other than temporary. Accordingly, we recorded an impairment charge of $231,000 to bring the carrying value to its fair market value as of December 31, 2008. We do not have a long-term contract with KYE to supply us with services. We are not obligated to provide KYE with any additional financing. At December 31, 2008, our investment is valued at $1.1 million, based on the quoted market price on the Taiwan Stock Exchange, and represents 0.4% of the outstanding equity of KYE.

In 2000, we acquired a 3% interest in Powertech Technology, Incorporated, or PTI, a Taiwanese company, which is a production subcontractor, for $2.5 million in cash. SST is a Board member of PTI, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors. The investment was made in PTI in order to strengthen our relationship with PTI. The shares available for sale are carried at the quoted market price and included in long-term available-for-sale investments. Shares required to be held in custody for greater than a one year period are carried at cost and included in equity investments. In August 2004, we invested an additional $723,000 cash in PTI shares available for sale. During the first quarter of 2006, we sold four million common shares of PTI for a net gain of $12.2 million. No portion of the investment is restricted. We do not have a long-term contract with PTI to supply us with services. We are not obligated to provide PTI with any additional financing. As of December 31, 2008, our remaining investment is valued at $13.3 million, based on the quoted market price, and represents 1.3% of the outstanding equity of PTI.

In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, a Cayman Islands company. Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of GSMC’s board of directors. GSMC has a wholly owned subsidiary, Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We do not have a long-term contract with Grace to supply us with products. Our investment in GSMC is carried at cost. During the fourth quarter of 2006, we recorded an impairment charge of $40.6 million to write down the carrying value to its estimated fair value, as the impairment was considered to be other-than-temporary in nature. Similarly in the third quarter of 2007, we determined our investment in GSMC had become further impaired and we recorded an additional impairment charges of $19.4 million. During the fourth quarter of 2008, new funding was secured which included a restructuring and recapitalization of GSMC. The approved new funding and recapitalization includes the conversion of three series of preferred stock into one single series of preferred shares and the conversion of certain debt instruments to equity. Based on the new funding and recapitalization, as well as an updated review of their historical performance, expectations of future operating results and other factors relevant to determining the estimated fair value of our equity holdings, we recorded an impairment charge of $11.6 million to write down the carrying value of the investment to its estimated fair value of $11.5 million. At December 31, 2008, we owned 14.9% of the outstanding stock of GSMC. Upon completion of the new funding and certain debt conversions, which are expected to occur in the first half of 2009, our ownership share would be 6.6%.

In 2002, we acquired a 6% interest in Insyde Software Corporation, or Insyde, a Taiwanese company, for $964,000 in cash. SST is a Board member of Insyde, represented by Bing Yeh, our President, CEO and Chairman of our Board of Directors, is also a member of Insyde’s board of directors. During 2003, Insyde completed an initial public offering on the Taiwan Stock Exchange. Under Taiwan security regulations, due to SST’s position as a member of Insyde’s board of directors, a certain number of shares must be held in a central custody and are restricted from sale. Shares that are unrestricted and available for sale are carried at quoted market price and included in long-term available-for-sale equity investments. Shares to be held in custody for greater than a one year period are carried at cost and included in equity investments. The stock investment was written down by $509,000 during 2004. In January 2004, we invested an additional $133,000 cash in Insyde’s convertible bonds that we converted to 371,935 shares of Insyde’s common stock in April 2007, bringing our total equity investment cost to $588,000. In June 2007, we invested an additional $910,000 cash in Insyde’s convertible bonds. As of December 31, 2008, the equity investment is valued at $1.6 million, based on the quoted market price, and represents 6.0% of Insyde’s outstanding equity.

In June 2004, we acquired a 9% interest in ACET, a privately held Taiwanese company for $4.0 million cash. ACET, a related entity of KYE, is a production subcontractor. SST is a Board member of ACET, currently holding three seats, represented by Chen Tsai, our Senior Vice President, Worldwide Backend Operations. During 2005, we recorded a $605,000 impairment charge related to our investment in ACET, due to an additional round of equity financing at a lower per share cost than our basis at the time. In September 2006, we invested an additional $15.9 million in ACET that increased our ownership share of ACET’s outstanding capital stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in ACET’s reported net income or loss each reporting period as well as restate the prior period financial results to reflect the equity method of accounting from the date of the initial investment. We record this expense in “pro rata share of loss from equity investments” on our consolidated statements of operations. Under this accounting treatment, we recorded charges of $3.2 million for the year ended December 31, 2006, $7.0 million for the year ended December 31, 2007 and $9.1 million for the year ended December 31, 2008, representing our share of the losses for ACET. We also recorded $689,000 and $609,000 of our share of stock-based compensation for ACET during 2007 and 2008, respectively. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET’s common stock. Based on that transaction, we recorded a gain on the change in ownership interest of $1.8 million for the year ended December 31, 2007. During the fourth quarter of 2008, we determined that the value of our investment in ACET suffered an other-than-temporary decline in value, based on a variety of factors, including ACET’s determination that additional funding would be required to continue operations and a contemplated sale of substantially all outstanding shares at a lower per share price than our current carrying value. Accordingly, we recorded an impairment of $9.7 million to write down the carrying value of the investment to its estimated fair value. At December 31, 2008, our investment represented 38.5% of ACET’s outstanding equity. See Note 17 “Investments in Equity-Method Affiliate” for additional information on our investment in ACET.

In November 2004, we acquired a 30% interest in Nanotech Corporation, or Nanotech, a privately held Cayman Island company, for $3.8 million cash. During the first quarter of 2006, we determined that our investment in Nanotech, Inc. had become impaired as Nanotech defaulted on its loan payments to certain of its business partners and began preparations for liquidation. As a result, we wrote our investment down to zero as well as an outstanding loan for $225,000.

In May 2006, we acquired a 2% interest in EoNex Technologies, Inc., or EoNex, a privately held Korean company, for $3.0 million in cash. In the fourth quarter of 2007, we concluded that our investment in EoNex was impaired. Given a lack of funds and no immediate source for additional financing, we wrote off our investment in the fourth quarter of 2007 and recorded an impairment charge for equal to the $3.0 million carrying value of EoNex.

In July 2007, we acquired a 7% interest in Aptos Technology Inc., a privately held Taiwanese company, for $2.4 million in cash and we acquired a 18% interest in EnzyTek Technology Inc., a privately held Taiwanese company, for $275,000 in cash. We account for these investments under the cost method. We are not obligated to provide Aptos or EnzyTek with any additional financing. At December 31, 2008, our investments in Aptos and EnzyTek represented 5.1% and 17.7%, respectively, of the outstanding equity of these companies.

17. Investments in Equity-Method Affiliate

In September 2006, we invested an additional $15.9 million in our affiliate ACET, which increased our ownership share in ACET’s outstanding stock from 9.4% to 46.9% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in ACET’s reported net income or loss each reporting period as well as adjust the prior period financial results to reflect the equity method of accounting from the date of the initial investment. In the third quarter ended September 30, 2007, we made an additional cash investment, among other investing enterprises, of $10.3 million in ACET’s common stock. As of December 31, 2008, our total investment represents 38.5% of the outstanding equity of ACET, with a carrying value of $2.6 million, which is approximately $10.0 million less than our proportion of ACET’s net assets. This difference consists primarily of an impairment of $9.7 million to our investment in ACET which we recorded in the fourth quarter of 2008, as well as unamortized purchase accounting adjustments relating to our 2006 and 2007 investments. These purchase accounting adjustments were allocated as a reduction to the fair values of their assets and are being amortized to the consolidated statements of operations in “pro rata share of loss in equity investments” over the estimated useful life of the assets at December 31, 2008.

ACET prepares their financial statements in accordance with Generally Accepted Accounting Principals in the Republic of China (ROC). Condensed financial data for ACET for the years ended December 31, 2006, 2007 and 2008 prepared in accordance with U.S. GAAP is summarized below (in thousands):

	Year Ended December 31,
	2006	2007	2008
Current assets	$17,984	$29,453	$2,603
Other assets	24,837	48,656	40,527

Total assets	$42,821	$78,109	$43,130

			—
Current liabilities	$5,841	$22,024	$6,578
Other liabilities	8,599	5,710	3,670
Shareholders’ equity	28,381	50,375	32,882

Total liabilities and shareholders’ equity	$42,821	$78,109	$43,130

			—
Net revenue	$539	$1,881	$2,552
Gross loss	$7,134	$9,854	$11,130
Operating loss	$11,209	$16,986	$19,110
Net loss	$10,871	$16,320	$19,038

18. Employee Benefit Plans

Profit Sharing Plan

We have a Profit Sharing Plan under which employees may collectively earn up to 10% of our operating profit, provided that both: (1) net earnings before interest income (expense) and income tax expense (benefit) and (2) operating profit are greater than 5% of sales. For purposes of the Profit Sharing Plan, “operating profit” is defined as net revenues less cost of revenues and less operating expenses, adding back expense from equity-based compensation plans and certain other operating expenses, at the discretion of management. The sum paid to any particular employee as profit sharing is a function of the employee’s length of service, performance and salary. We plan to pay profit sharing sums, when available, to employees twice a year. Profit sharing expenses of $1.1 million, $458,000 and $84,000 were recorded in 2006, 2007 and 2008, respectively.

401(k) Plan

We have adopted the SST 401(k) Tax Sheltered Savings Plan and Trust, or the 401(k) Plan, as amended, which is intended to qualify under Section 401 of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all of our U.S. employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 25% of their compensation, subject to certain limitations. At our discretion, we may make additional contributions on behalf of employees. Employer contributions vest over four years. All employee contributions are 100% vested. During 2006, 2007 and 2008 we matched employees’ contributions for a total of $970,000, $964,000 and $931,000, respectively.

19. Stock Repurchase Program

In January 2008 our Board of Directors authorized a stock repurchase program to repurchase shares of our common stock, subject to certain specifications, up to an aggregate maximum amount of $30.0 million. The program authorized repurchases to be made from time to time in the open market or in privately negotiated transactions, in compliance with the Securities Exchange Act of 1934 Rule 10b-18, subject to market conditions, applicable legal requirements, and other factors. The program, which commenced February 11, 2008, did not obligate us to acquire shares at any particular price per share and could be suspended at any time and at our discretion. During 2008 we repurchased 9.5 million shares for $28.9 million through open market repurchases. As of December 31, 2008, the program has been suspended and no further repurchases under the program are contemplated at this time.

The following cumulative repurchases under the above program occurred in the periods presented below (in thousands):

Three months ended	Number of Shares Repurchased	Agregate Cost of Shares Repurchased(1)
March 31, 2008	2,204	$6,164
June 30, 2008	1,861	5,758
September 30, 2008	2,701	8,607
December 31, 2008	2,752	8,393

Program to date as of December 31, 2008	9,518	$28,922

(1)	Includes broker commissions.

20. Restructuring Charges

In December 2008, as a result of weakening demand caused by the rapid slowdown in the global economy, we announced the implementation of a global reorganization designed to reflect changes in anticipated levels of business. This action was taken to reduce costs of operations, to streamline the organization going forward, and to improve focus on accelerating time-to-market of select new products. The plan includes a reduction in overall headcount of approximately 120, or 17 percent of our global workforce, most of which was completed by the end of 2008. We incurred a restructuring charge of $2.5 million in the fourth quarter of 2008, all of which is related to estimated severance costs associated with the workforce reduction, and is recorded in Other operating expenses. The workforce reduction and other restructuring actions are taking place worldwide and in all functional areas of the company.

The following is a summary of the restructuring charges and related liabilities recorded (in thousands):

December 31, 2008
Balance at January 1, 2008	$—
Net charges	2,514
Non-cash reduction of charge from forfeiture of stock options	585
Cash payments	(761)

Balance at December 31, 2008	$2,338

The remaining accrual of $2.3 million relates to severance and benefits payments, which are expected to be paid during the first quarter of 2009, and is recorded in Accrued expenses and other liabilities on the balance sheet. We expect to incur an additional restructuring charge of approximately $0.4 million in the first quarter of 2009 related to our global reorganization. We do not expect to incur significant additional expense related to this specific reorganization during the remainder of 2009.

SCHEDULE II

SILICON STORAGE TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off of Accounts / Other	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$758	$(708)	$62	$112
Allowance for sales returns	$1,577	$579	$(698)	$1,458
Excess and obsolete inventories and adverse purchase commitments	$51,752	$15,995	$(39,901)	$27,846
Valuation allowance on deferred tax assets	$39,518	$—	$(4,848)	$34,670
Year ended December 31, 2007
Allowance for doubtful accounts	$112	$(92)	$—	$20
Allowance for sales returns	$1,458	$(653)	$195	$1,000
Excess and obsolete inventories and adverse purchase commitments	$27,846	$8,473	$(16,508)	$19,811
Valuation allowance on deferred tax assets	$34,670	$1,507	$—	$36,177
Year ended December 31, 2008
Allowance for doubtful accounts	$20	$59	$—	$79
Allowance for sales returns	$1,000	$481	$(978)	$503
Excess and obsolete inventories and adverse purchase commitments	$19,811	$14,181	$(18,268)	$15,724
Valuation allowance on deferred tax assets	$36,177	$8,757	$—	$44,934