Form 10-Q
period 2009-03-31
SILICON STORAGE TECHNOLOGY INC
filed 2009-05-11
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-26944

SILICON STORAGE TECHNOLOGY, INC.

(Exact name of Registrant as Specified in its Charter)

California	77-0225590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1020 Kifer Street, Sunnyvale, CA	94086
(Address of Principal Executive Offices)	(Zip Code)

(408) 735-9110

(Registrant’s Telephone Number, including Area Code)

1171 Sonora Court, Sunnyvale, CA, 94086

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Common Stock, no par value, as of April 30, 2009: 95,746,454

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2009
Net revenues:
Product revenues - unrelated parties	$30,469	$14,888
Product revenues - related parties	39,229	23,899
Technology licensing - unrelated parties	11,305	11,270
Technology licensing - related parties	82	72

Total net revenues	81,085	50,129

Cost of revenues:
Cost of revenues - unrelated parties	21,299	10,737
Cost of revenues - related parties	34,077	23,798

Total cost of revenues	55,376	34,535

Gross profit	25,709	15,594

Operating expenses:
Research and development	15,612	11,414
Sales and marketing	7,483	4,960
General and administrative	7,183	5,160
Other	—	329

Total operating expenses	30,278	21,863

Loss from operations	(4,569)	(6,269)

Interest income	1,302	644
Impairment of investments	(234)	—
Other expense, net	(194)	(147)

Loss before provision for (benefit from) income taxes and pro rata share of loss from equity investments	(3,695)	(5,772)
Provision for (benefit from) income taxes	(7,050)	2,874

Income (loss) before pro rata share of loss from equity investments	3,355	(8,646)
Pro rata share of loss from equity investments	1,896	595

Net income (loss)	$1,459	$(9,241)

Net income (loss) per share - basic	$0.01	$(0.10)

Shares used in per share calculation - basic	103,602	95,706

Net income (loss) per share - diluted	$0.01	$(0.10)

Shares used in per share calculation - diluted	104,014	95,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,880	$34,361
Short-term available-for-sale investments	48,997	55,438
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $79 at December 31, 2008 and $47 at March 31, 2009	9,356	10,849
Trade accounts receivable-related parties	10,761	15,522
Inventories	54,159	42,400
Other current assets	4,153	4,487

Total current assets	178,306	163,057

Property and equipment, net	18,913	17,014
Long-term available-for-sale equity investments	18,196	21,608
Long-term available-for-sale debt securities	31,848	35,876
Equity investments, GSMC	11,506	11,506
Equity investments, ACET	2,627	2,127
Equity investments, others	10,486	10,790
Goodwill	11,221	11,221
Intangible assets, net	3,573	2,713
Other assets	1,807	1,761

Total assets	$288,483	$277,673

LIABILITIES
Current liabilities:
Trade accounts payable-unrelated parties	$13,069	$10,302
Trade accounts payable-related parties	6,077	6,197
Accrued expenses and other liabilities	14,200	10,254
Deferred revenue	3,841	2,998

Total current liabilities	37,187	29,751

Taxes payable	7,760	9,495
Other liabilities	322	113

Total liabilities	45,269	39,359

Commitments (Note 6) and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY
Common stock	412,312	413,583
Accumulated other comprehensive income	14,308	17,378
Accumulated deficit	(183,406)	(192,647)

Total shareholders’ equity	243,214	238,314

Total liabilities and shareholders’ equity	$288,483	$277,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$1,459	$(9,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,749	2,545
Share-based compensation expense	1,113	810
Provision (credits) for doubtful accounts receivable	(4)	(32)
Provision for (release from) sales returns	(117)	(137)
Write-down of inventories and provision for adverse purchase commitments	1,511	2,101
Pro rata share of loss from equity investments	1,896	595
Other	212	371
Changes in operating assets and liabilities:
Trade accounts receivable - unrelated parties	4,372	(1,332)
Trade accounts receivable - related parties	17,862	(4,753)
Inventories	(10,685)	9,434
Other current and non-current assets	(1,344)	(62)
Trade accounts payable - unrelated parties	(1,741)	(2,767)
Trade accounts payable - related parties	813	120
Accrued expenses and other liabilities	(3,149)	(1,900)
Deferred revenue	307	(843)

Net cash provided by (used in) operating activities	15,254	(5,091)

Cash flows from investing activities:
Purchase of property and equipment	(1,722)	(306)
Purchases of available-for-sale investments	(32,404)	(23,864)
Sales and maturities of available-for-sale and equity investments	2,625	13,070
Other	(518)	(436)

Net cash used in investing activities	(32,019)	(11,536)

Cash flows from financing activities:
Payments on line of credit	(6,943)	—
Issuance of shares of common stock	337	389
Repurchases of shares of common stock	(6,164)	—
Principal payments of capital leases	(299)	(278)

Net cash provided by (used in) financing activities	(13,069)	111

Effect of changes in foreign currency exchange rates on cash	—	(3)

Net decrease in cash and cash equivalents	(29,834)	(16,519)
Cash and cash equivalents at beginning of period	118,157	50,880

Cash and cash equivalents at end of period	$88,323	$34,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP, for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 20, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued the following FASB Staff Positions, or FSPs, intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

•

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

•

FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

These FSPs are effective for interim and annual periods ending after June 15, 2009. We are still assessing the impact of these positions on our consolidated financial position, results of operations and cash flows.

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

A reconciliation of the numerator and the denominator of basic and diluted net income (loss) per share are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Numerator for basic net income (loss) per share:
Net income (loss), as reported	$1,459	$(9,241)
Denominator for basic net income (loss) per share, weighted average common shares outstanding	103,602	95,706
Dilutive potential of common stock equivalents	412	—

Shares used in computing diluted net income per share	104,014	95,706

Stock options to purchase 10.4 million shares of common stock with a weighted average exercise price of $7.44 were outstanding at March 31, 2008 but were not included in the computation of diluted net loss per share because the exercise price of these options exceeded the average fair market value of our common stock for the first quarter of 2008. Stock options to purchase 9.3 million shares of common stock with a weighted average exercise price of $4.67 were outstanding at March 31, 2009 but were not included in the computation of diluted net loss per share because we incurred a net loss for the first quarter of 2009.

3. Shareholders’ Equity and Share-based Compensation

Equity Incentive Plan

Our 2008 Equity Incentive Plan, or the 2008 Plan, is intended as the successor to and continuation of our 1995 Equity Incentive Plan, or the 1995 Plan. The total number of shares of our common stock reserved for issuance under the 2008 Plan consists of 5.0 million shares plus 9.3 million shares subject to outstanding stock awards under the 1995 Plan that may become available for grant under the 2008 Plan if they expire or terminate for any reason prior to exercise or settlement under the 1995 Plan. As of March 31, 2009, the 2008 Plan had 4.6 million shares available for grant.

Under the 2008 Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares under option, the option term and the exercise price. The options generally are exercisable beginning one year from date of grant and generally thereafter over periods ranging from four to five years from the date of grant. The term of any options issued may not exceed ten years from the date of grant.

The 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, was terminated in July 2008. As of March 31, 2009, 495,928 shares were subject to outstanding stock awards under the Directors’ Plan and will remain subject to the terms of the Directors’ Plan until their exercise or expiration.

Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan, or the Purchase Plan, as amended, has 6.0 million shares of common stock reserved for issuance. The Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 90% of the fair value of our common stock six months after the option date by withholding up to 10% of their annual base earnings. As of March 31, 2009, 102,000 shares were available for purchase under the Purchase Plan. Shares issued under the Purchase Plan for the first quarter of March 31, 2009 were 162,000 for $299,000.

Tender Offer

In May 2008, we completed an offer to amend eligible 409A options and to replace underwater stock options, or the Offer, outstanding under our 1995 Plan. Executive officers and members of the Board of Directors were not eligible to participate. The Offer consisted of two parts, an Offer to Amend and an Offer to Replace. The Offer to Amend consisted of an amendment of the price of certain stock options with exercise prices that may have been lower than the fair market value of our common stock on the applicable grant date, as determined for tax purposes. The Offer to Replace consisted of an exchange of certain stock options, or Eligible Underwater Options, with new vesting terms. The total number of options modified under the Offer was 5.2 million shares. We issued new options to purchase 2.0 million shares of common stock, at an exercise price of $3.19 per share.

Share-based Compensation

The impact on our results of operations for share-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Cost of revenues	$65	$68
Research and development	477	355
Sales and marketing	172	81
General and administrative	399	284
Other	—	22

Share-based compensation expense included in net income (loss)	$1,113	$810

Share-based compensation of $170,000 and $189,000 was capitalized in inventory as of December 31, 2008 and March 31, 2009, respectively. The tax benefit from the exercise of options was $0 for the first quarter of 2008 and 2009.

As of March 31, 2009, we had unrecognized share-based compensation expense from stock options of $2.6 million including estimated forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and assumptions noted in the following table. We estimate stock price expected volatility based on our historical stock volatility. The risk-free interest rate for the expected term of the option is based on the yield of zero-coupon U.S. Treasury notes, with a term approximating the expected term of the option, in effect at the beginning of the quarter in which the option is granted. We use the simplified method of calculating expected term for new grants, as described in Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB No. 107 and Staff Accounting Bulletin No. 110, Year-End Help for Expensing Employee Stock Option, or SAB No. 110.

Assumptions used in the fair value of each option made under our equity award plans are reflected in the table below:

	Three Months Ended March 31,
	2008	2009
Risk-free interest rate	3.9%	2.17%
Expected term of option	6.0 years	6.1 years
Expected volatility	63.8%	64.1%
Expected dividend yield	0.0%	0.0%

4. Investments

Available-for-sale investments at their estimated fair value and contractual maturities are as follows (in thousands):

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$5,867	$12	$—	$5,879
Government bonds and notes	85,051	384	—	85,435
Foreign listed equity securities	4,760	16,848	—	21,608

Total bonds, notes and equity securities	$95,678	$17,244	$—	$112,922

Contractual maturity dates for investments in bonds and notes:
Less than one year				$55,438
One to five years				35,876

				$91,314

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$5,924	$15	$—	$5,939
Government bonds and notes	74,264	642	—	74,906
Foreign listed equity securities	4,761	13,435	—	18,196

Total bonds, notes and equity securities	$84,949	$14,092	$—	$99,041

Contractual maturity dates for investments in bonds and notes:
Less than one year				$48,997
One to five years				31,848

				$80,845

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. All bonds and notes currently held have contractual maturity dates within two years.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of March 31, 2009 and December 31, 2008 the carrying value of these investments was $24.4 million and $24.6 million, respectively.

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

We have an equity ownership position of approximately 14.9% in Grace Semiconductor Manufacturing Corporation, or GSMC, as of March 31, 2009, with a carrying value of $11.5 million.

We have an equity ownership position of approximately 38.5% in Advanced Chip Engineering Technology Inc., or ACET, as of March 31, 2009, with a carrying value of $2.1 million. We account for our investment in ACET under the equity method of accounting by including our pro rata share of ACET’s reported net loss in our condensed consolidated statement of operations in the line item titled “Pro rata share of loss from equity investments”. We recorded $1.8 million and $0.5 million as our pro rata share of ACET’s loss for the three months ended March 31, 2008 and 2009, respectively. Included in shareholders’ equity at March 31, 2009, is a cumulative translation adjustment of $0.1 million related to our investment in ACET.

The table below presents summarized information regarding ACET’s results of operations without any pro rata adjustments for our percentage ownership of the outstanding equity of ACET (in thousands):

	Three Months Ended March 31,
	2008	2009
Net sales	$619	$728
Gross loss	$(2,546)	$(1,664)
Net loss	$(3,937)	$(2,241)

5. Selected Balance Sheet Detail

Inventories are as follows (in thousands):

	December 31, 2008	March 31, 2009
Raw materials	$35,688	$25,164
Work in-process	2,869	6,818
Finished goods	13,499	8,553
Finished goods inventories held at logistics center	2,103	1,865

	$54,159	$42,400

During the first quarter of 2009, inventory which was fully reserved in a prior period was reduced by approximately $3.5 million, of which $2.1 million offset the write-off of obsolete inventory. For the first quarter of 2008, inventory fully reserved in a prior period was reduced by approximately $3.6 million, of which $2.1 million offset the write-off of obsolete inventory. For first quarter of 2008 and 2009, we provided new or increased inventory reserves of approximately $1.2 million and $2.3 million, respectively, on other unsold products in inventory. As of March 31, 2008 and 2009, we had accrued approximately $0.4 million and $0.8 million, respectively, as non-cancelable, adverse purchase order commitments.

Accrued expenses and other liabilities are as follows (in thousands):

	December 31, 2008	March 31, 2009
Accrued compensation and related items	$5,253	$4,446
Accrued adverse purchase commitments	1,092	849
Accrued commissions	1,021	1,017
Accrued restructuring charge	2,338	—
Other accrued liabilities	4,496	3,942

	$14,200	$10,254

Our products are generally subject to warranty and we provide for the estimated future costs of repair, replacement or customer accommodation in the accompanying statements of operations at the time of product shipment. Our warranty accrual is estimated based on historical claims compared to historical revenues for the appropriate class of product and assumes that we have to replace products subject to a claim.

Changes in the warranty reserves are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Beginning balance	$358	$176
Provisions for warranty	43	(2)
Warranty returns	(135)	(18)
Re-screening, re-testing and other settlements	(57)	(11)

Ending balance	$209	$145

6. Commitments

As of March 31, 2009 we had outstanding purchase commitments with our foundry vendors of $12.9 million for delivery in 2009. We have recorded a liability of $0.9 million for related adverse purchase commitments.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2009 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $53.1 million. We have not recorded any liabilities related to these indemnifications as of March 31, 2009.

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

7. Contingencies

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (“Federal Derivative Litigation”)and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the Court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through the current fiscal year. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which the Court heard on April 24, 2009. After the April 24, 2009 hearing, the Court took the motion under submission. We are currently in ongoing settlement discussions in the above referenced matter.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2009.

8. Goodwill and Intangible Assets

Goodwill and intangible assets include $11.2 million of goodwill, $1.0 million of net identifiable intangible assets from acquisitions made in 2004 and 2005 and $1.7 million of net purchased intellectual property. The goodwill is not being amortized but is tested annually for impairment. We review intangible assets for adjustments when an event or circumstance occurs indicating a possible impairment in value. There was no change in the carrying amount of goodwill for the quarter ended March 31, 2009.

Intangible assets consist of the following (in thousands):

	March 31, 2009
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(10,659)	$(384)	$748
Intellectual property	3,243	(254)	(1,322)	1,667
Trade name	1,198	(1,091)	—	107
Customer relationships	1,857	(1,671)	—	186
Non-compete agreements	810	(805)	—	5

	$18,899	$(14,480)	$(1,706)	$2,713

	December 31, 2008
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(10,127)	$(384)	$1,280
Intellectual property	3,394	(222)	(1,322)	1,850
Trade name	1,198	(1,032)	—	166
Customer relationships	1,857	(1,626)	—	231
Non-compete agreements	810	(764)	—	46

	$19,050	$(13,771)	$(1,706)	$3,573

Amortization expense was $709,000 and $710,000 for the three months ended March 31, 2008 and 2009, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2009 (remaining nine months)	$1,401
2010	681
2011	505
2012	122
2013	4

Total expected amortization expense	$2,713

9. Segment Reporting

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

The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$61,690	$12,675	$29,747	$810
Non-Memory	8,008	1,647	9,040	3,442
Technology Licensing	11,387	11,387	11,342	11,342

	$81,085	$25,709	$50,129	$15,594

10. Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases, and our related party accounts receivable and accounts payable and accruals (in thousands):

	Revenues		Purchases
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2009	2008	2009
Advanced Chip Engineering Technology, Inc.	$—	$—	$207	$554
Apacer Technology, Inc. & related entities	724	707	—	—
Grace Semiconductor Manufacturing Corp.	82	72	21,457	5,512
King Yuan Electronics Company, Limited	—	—	5,415	1,545
Powertech Technology, Incorporated	—	—	5,183	1,931
Silicon Professional Technology Ltd.	38,505	23,192	—	—

	$39,311	$23,971	$32,262	$9,542

	Accounts Receivable		Accounts Payble and Accruals
	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009
Advanced Chip Engineering Technology, Inc.	$—	$—	$83	$122
Apacer Technology, Inc. & related entities	330	353	—	—
Grace Semiconductor Manufacturing Corp.	185	284	1,700	2,760
King Yuan Electronics Company, Limited	—	—	2,633	1,299
Powertech Technology, Incorporated	—	—	1,466	1,712
Professional Computer Technology Limited	—	—	20	—
Silicon Professional Technology Ltd.	10,246	14,885	175	304

	$10,761	$15,522	$6,077	$6,197

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

11. Comprehensive Income (loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Net income (loss)	$1,459	$(9,241)
Net unrealized gains on investments, net of tax	1,431	3,152
Cumulative translation adjustment	1,380	(82)

Total comprehensive income (loss)	$4,270	$(6,171)

12. Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2009. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

We recorded a tax provision of $2.9 million for the first quarter of 2009, consisting primarily of foreign withholding taxes, withholding tax reserves and currency re-measurement on withholding tax reserves. For the first quarter of 2008, we recorded a $7.1 million tax benefit, consisting primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes and reserves.

Because relatively small changes in our forecasted net income or loss for 2009 can significantly affect our projected annual effective tax rate for certain foreign entities, we believe a discrete calculation for the quarter is the most reliable estimate of our effective tax rate for those entities.

We periodically receive dividend payments from our investments in foreign companies, which are subject to withholding of income tax. We record these taxes, as well as any refunds of these taxes, on a cash basis. We do not anticipate any material changes to our uncertain tax positions during the remainder of 2009. We continue to include interest and penalties, if any, in tax expense.

13. Fair Value

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	March 31, 2009
Description	Level 1	Level 2	Level 3	Total
Money market funds	$189	$—	$—	$189
Short term available-for-sale investments	—	55,438	—	55,438
Long term available-for-sale investments	21,608	35,876	—	57,484

Total	$21,797	$91,314	$—	$113,111

	December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Money market funds	$10,721	$—	$—	$10,721
Short term available-for-sale investments	—	48,997	—	48,997
Long term available-for-sale investments	18,196	31,848	—	50,044

Total	$28,917	$80,845	$—	$109,762

14. Restructuring Charges

In December 2008, as a result of weakening demand caused by the rapid slowdown in the global economy, we announced the implementation of a global reorganization designed to reflect changes in anticipated levels of business. This action was taken to reduce costs of operations, to streamline the organization going forward, and to improve focus on accelerating time-to-market of select new products. The plan included a reduction in overall headcount of approximately 120, or 17 percent of our global workforce, most of which was completed by the end of 2008. We incurred restructuring charges of $2.5 million and $0.3 million in the fourth quarter of 2008 and first quarter of 2009, respectively. These charges are related to estimated severance costs associated with the workforce reduction, and are recorded in “Other operating expenses”. The workforce reduction and other restructuring actions have taken place worldwide and in all functional areas of the company.

The following is a summary of the restructuring charges and related liabilities recorded (in thousands):

March 31, 2009
Balance at January 1, 2008	$—
Net charges	2,514
Non-cash reduction of charge from forfeiture of stock options	585
Cash payments	(761)

Balance at December 31, 2008	2,338
Net charges	329
Cash payments	(2,645)
Other	(22)

Balance at March 31, 2009	$—

We do not expect to incur additional expense related to this specific reorganization during the remainder of 2009.

15. Subsequent Event

Shareholder Rights Plan

We decided not to extend our Shareholder Rights Plan beyond its expiration on May 3, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 20, 2009.

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

Business Overview

We are a leading supplier of NOR flash memory semiconductor devices for the digital consumer, networking, wireless communications and Internet computing markets. NOR flash memory is a form of nonvolatile memory that allows electronic systems to retain information when the system is turned off. NOR flash memory is now used in billions of consumer electronics and computing products annually.

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

Operations Overview

Market demand is currently substantially lower than historical levels, as is evident in our results for the first quarter of 2009, with particularly steep declines in consumer-related market segments, including the digital consumer and wireless communications segments. Unit shipments to the digital consumer segment suffered a greater than 45% sequential decline in the fourth quarter of 2008, followed by an additional 13% decline in the first quarter of 2009. Although these declines were pervasive, highlights in the first quarter of 2009 include sequential unit growth for shipments into DVD players, portable media players and set-top boxes, as well as a robust recovery for shipments to mobile phones. Shipments to the Internet computing segment began to stabilize and the networking segment had positive sequential growth in the first quarter of 32%, following a 36% decline in the fourth quarter, with increased shipments to DSL broadband access and WiFi networking devices.

Our first quarter revenues fell to the lowest level since 1999, due to the unprecedented drop in demand which began in September 2008. However, we are encouraged that our first quarter revenues exceeded our expectations, given the current challenging economic environment. As we progressed through the first quarter, we received more short-term purchase orders in memory products than we had initially projected. However, pressure on average selling prices, particularly in commodity memory, continue to impact gross margin performance and is likely to persist for several quarters. This pressure is the result of both weak end-market demand and manufacturing over-capacity in our industry. While it is likely that demand will begin to recover this year, we believe that much of the improvement in the first quarter was a function of inventory replenishment, rather than an improvement in end-user demand. Therefore, our focus continues to be on executing our strategy of diversification and the advancement of our technology through collaborated efforts with our strategic partners, while reducing our inventory and expenses, and streamlining our operations.

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

Non-Memory Products

Several years ago, with the recognition that our core memory business will continue to experience average selling price pressure that would limit our revenue growth potential, we began a diversification plan of investing in products and technologies that are expected to yield higher average selling prices and gross margins than our current memory products. We believe that a strategy of diversification will allow for better growth opportunities and higher return for our shareholders. Although it has taken time to establish this new business, our goal remains unchanged and we have made notable progress in this area. In the first quarter of 2009, our non-memory business contributed 22% of product revenue and more than 50% of product gross profit.

With NANDrive, our embedded flash solid-state drive product family, we continue to have design-in activities and customer interest, particularly for applications such as IP set-top boxes, mobile Internet devices and industrial applications. During the first quarter, we expanded this product line with the initial shipments of an 8GByte NANDrive product for consumer applications. Although our non-memory business was negatively impacted by the broad industry downturn and adverse economic environment, unit shipments of NANDrive increased 14% sequentially. As we further diversify our customer base, we expect to see a steadier run-rate and improved manufacturing efficiency. NANDrive was also a finalist in the EDN Innovation of the Year Awards, among an impressive list of products from other leading manufacturers.

Our RF power amplifier and front-end module products targeting the embedded Wi-Fi market are being received well in the marketplace. Using advanced technologies, these devices feature a highly-efficient, low-power, small-footprint design that supports 802.11 wireless standard. Since the introduction of this family of products last year, we have seen design-in and early production into embedded system applications, such as gaming consoles and cellular phones. While volumes are still low, we anticipate a relatively steady growth rate for these products in future quarters.

Due to the complexity of these new product families, the design-in and qualification cycle is expected to be long, and we further expect our near term results to be significantly impacted by the challenging overall economic environment.

Memory Products and Technology Licensing

As a result of the current weak demand environment, gross margins for our memory business suffered a substantial decline. Our memory gross margin dropped below 10% for both the fourth quarter of 2008 and the first quarter of 2009, and we do not expect to see significant improvement until the general economic climate improves.

Continued product innovation and technology advancement are particularly important in light of these challenging market conditions. We continue to focus on achievements in our memory business and have begun to ramp up production of our 120nm technology products at both Shanghai Grace Semiconductor Manfucturing Corporation and PowerChip Semiconductor Corporation, the foundries we expect to produce a majority of our products in 2009. Six products have been released to production, with four more under verification and qualification including 16Mbit, 32Mbit and 64Mbit parallel and serial family of products. For the 12-inch line at PowerChip, the first product is in production and we expect to release two more products in 2009. We believe this 12-inch line will provide the proper cost structure to remain competitive in the broader commodity memory market. Marking further achievement in the area of memory technology, our 26 Series SQI family of serial interface flash memory devices received an Innovation of the Year Award from EDN Magazine, in recognition of the product’s performance advantages, reduced size and low power consumption.

While our technology licensing revenues remained relatively stable in the first quarter of 2009, this reflects the business of our customer base from the fourth quarter of 2008. Accordingly, we expect royalty revenues over the next few quarters to reflect the current downturn within the semiconductor industry. Our licensing business remains a tremendous asset to our financial model and our continued investment in our core memory products and technology roadmap helps to ensure this business will thrive as market demand improves.

Global Reorganization

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

As a result of our global reorganization, our operating expenses decreased substantially in the first quarter of 2009. Our restructuring efforts have been conducted in a manner that we believe will best enable us to support the current and future requirements of our customer base and invest appropriately in our technology roadmap in order to enhance both our shorter and longer term competitive position. We are actively working towards a goal of returning the company to profitability and are managing our assets conservatively through this period. Our fabless business model, in conjunction with our technology leadership, has been resilient during past business cycle downturns and we look forward to emerging as a strong competitor from this challenging environment.

Concentrations

We derived 87.3% and 86.6% of our net product revenues during the year ended December 31, 2008 and the first quarter of 2009, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 21.4% and 15.3% of our net product revenues during the year ended December 31, 2008 and the first quarter of 2009, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during the year ended December 31, 2008 and the first quarter of 2009.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 54.6% and 60.7% of our product shipments during the year ended December 31, 2008 and the first quarter of 2009, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 7.0% and 2.1% of our product shipments to end users during the year ended December 31, 2008 and the first quarter of 2009, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as sold to our end customers by SPT. For the year ended December 31, 2008 and the first quarter of 2009, SPT serviced end customer sales accounting for 56.2% and 60.4%, respectively, of our net product revenues recognized. As of December 31, 2008 and March 31 2009, SPT represented 50.9% and 56.4%, respectively, of our net accounts receivable.

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

Critical Accounting Estimates

For information related to our revenue recognition and other critical accounting estimates, please refer to the “Critical Accounting Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our critical accounting estimates.

Results of Operations:

Net Revenues (in thousands, except percentages)

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Memory revenue	$61,690	$37,174	$29,747	$(31,943)	(51.8)%	$(7,427)	(20.0)%
Non-memory revenue	8,008	9,120	9,040	1,032	12.9%	(80)	(0.9)%

Product revenues	69,698	46,294	38,787	(30,911)	(44.3)%	(7,507)	(16.2)%
Technology licensing	11,387	12,058	11,342	(45)	(0.4)%	(716)	(5.9)%

Total net revenues	$81,085	$58,352	$50,129	$(30,956)	(38.2)%	$(8,223)	(14.1)%

The following discussions are based on our reportable segments described in Note 9 “Segment Reporting” to our condensed consolidated financial statements.

Memory Products

Memory product revenue in the first quarter of 2009 was down significantly from comparative periods, largely as a result of the unprecedented sudden decrease in worldwide demand for semiconductor products which began September 2008.

Memory product revenue decreased 20.0% in the first quarter of 2009 from the fourth quarter of 2008, primarily due to a decrease in unit shipments of 9% and a 14% decline in average selling prices. Memory product revenue decreased 51.8% in the first quarter of 2009 compared to the first quarter of 2008, primarily due to a 38% decrease in unit shipments and a 23% decline in average selling prices. Reduced demand for digital consumer and wireless communications products resulted in lower unit shipments, while average selling prices also declined, due to increased competitive pressures, over-capacity and the challenging overall macroeconomic environment.

Although we anticipate memory product revenue may improve somewhat in the later part of 2009, as part of a general seasonal trend, we expect that memory product revenue will continue to be at historically low levels throughout 2009.

Non-Memory Products

Non-memory product revenue remained stable in the first quarter of 2009 from the fourth quarter of 2008, with an increase in unit shipments of 1% partially offsetting a decrease of 4% in average selling prices. Non-memory product revenue increased 12.9% in the first quarter of 2009 compared to the first quarter of 2008, with a 75% increase in average selling prices, from product mix, partially offset by a 37% decrease in unit shipments. Revenue for the first quarter of 2009 also benefited from the recognition of deferred revenue, based on collection of outstanding accounts receivable.

We expect non-memory product revenue to fluctuate significantly throughout 2009 due to the current adverse economic conditions, as well as the start-up nature of our new product lines and diversification in our customer base.

Technology Licensing Revenue

Technology licensing revenue includes a combination of up-front fees and royalties. Technology licensing revenue decreased 5.9% in the first quarter of 2009 from the fourth quarter of 2008, with a decrease in royalty revenue partially offset by additional up-front fees. Technology licensing revenues for the first quarter of 2009 were comparable to the first quarter of 2008.

Our royalty revenues are recorded when reported to us by our licensees, which is the quarter following our licensees’ sales, and thus the royalty portion of our licensing revenue for the first quarter of 2009 reflects the business of our licensees in the fourth quarter of 2008. Therefore, we expect royalty revenue will decline significantly in the second quarter, as a result of the current adverse economic conditions. Although there may be some improvement in the later part of 2009, we expect that licensing revenues will continue to fluctuate significantly in the future, depending on general economic conditions.

Gross Profit (in thousands, except percentages)

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Memory gross profit	$12,675	$2,472	$810	$(11,865)	(93.6)%	$(1,662)	(67.2)%
Memory gross margin	20.5%	6.6%	2.7%
Non-memory gross profit	1,647	2,066	3,442	1,795	109.0%	1,376	66.6%
Non-memory gross margin	20.6%	22.7%	38.1%

Product gross profit	14,322	4,538	4,252	(10,070)	(70.3)%	(286)	(6.3)%
Product gross margin	20.5%	9.8%	11.0%
Technology licensing gross profit	11,387	12,058	11,342	(45)	(0.4)%	(716)	(5.9)%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$25,709	$16,596	$15,594	$(10,115)	(39.3)%	$(1,002)	(6.0)%

Total gross margin	31.7%	28.4%	31.1%

Product Gross Profit

Memory products

Gross profit for memory products decreased 67.2% in the first quarter of 2009 compared to the fourth quarter of 2008, and 93.6% from the first quarter of 2008, due to the decrease in revenue from lower unit shipments and the decline in average selling prices. The decrease in first quarter gross profit, as compared with the fourth quarter, was partially offset by the sale of $1.3 million in inventory which had been previously written down. The significant declines in average selling prices in the first quarter of 2009 from comparative periods resulted in a gross margin impact which is proportionally greater than the reduction in revenue.

We expect memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

Non-memory products

Gross profit for non-memory products increased 66.6% in the first quarter of 2009 from the fourth quarter of 2008, despite revenue remaining essentially flat, as gross profit in the fourth quarter was negatively impacted by inventory write-downs. Gross profit for non-memory products increased by 109.0% in the first quarter of 2009 compared to the first quarter of 2008, primarily due to higher average selling prices, from product mix. Gross profit for the first quarter of 2009 also benefited from the recognition of deferred revenue for the sale of $0.5 million in inventory which had previously been written down.

We expect non-memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors - We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007, 2008 and the first quarter of 2009 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands, except percentages)

In December 2008, we announced the implementation of a global reorganization designed to reflect changes in anticipated demand for our products. The reorganization included a reduction in overall headcount of approximately 120, or 17 percent of our global workforce, most of which was completed by the end of 2008. The workforce reduction and other restructuring actions took place worldwide and in all functional areas of the company, and are expected to reduce payroll-related expenses by approximately $13 million in 2009. In addition, we have taken steps to reduce overall operating expenses, which is evident in our results for the first quarter of 2009, as compared with the first quarter of 2008.

Research and development

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Research and development	$15,612	$13,861	$11,414	$(4,198)	(26.9)%	$(2,447)	(17.7)%
Percent of revenue	19.3%	23.8%	22.8%

Research and development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance activities and occupancy costs. These costs consist primarily of employee salaries, share-based compensation and other benefit-related expenses, software and intellectual property licenses, the cost of materials such as wafers and masks and the cost of design and development tools.

Research and development expenses for the first quarter of 2009 decreased $2.4 million, or 17.7% from the fourth quarter of 2008, primarily due to decreases of $1.1 million for software and intellectual property licenses, $1.0 million in product-related expenses and $0.6 million in expenses related to compensation and benefits. The decrease in compensation was offset slightly by payroll taxes which are generally higher in the early part of the year, despite our personnel reduction. Research and development expenses for the fourth quarter of 2008 included a $1.1 million charge to write off various intellectual property licenses, as we refined our focus toward our most strategic initiatives. Research and development expenses decreased $4.2 million, or 26.9% in the first quarter of 2009, as compared with the first quarter of 2008, primarily due to decreases of $2.0 million in product-related expenses, $1.8 million in compensation, and $0.5 million in benefits. The reductions to compensation and benefit-related expenses are consistent with our personnel reduction.

Although measures taken in the fourth quarter of 2008 in connection with our global reorganization resulted in a reduction to research and development expenses for the first quarter of 2009, as compared to the first quarter of 2008, no significant additional reductions are planned at this time. Further, we expect certain product-related expenses to fluctuate during the remainder of 2009, based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Sales and marketing	$7,483	$5,491	$4,960	$(2,523)	(33.7)%	$(531)	(9.7)%
Percent of revenue	9.2%	9.4%	9.9%

Sales and marketing expenses consist primarily of commissions, employee salaries, share-based compensation expense and other benefit-related expenses, as well as travel and entertainment expenses.

Sales and marketing expenses for the first quarter of 2009 decreased $0.5 million, or 9.7% from the fourth quarter of 2008, primarily due to a decrease of $0.6 million in compensation expenses. While expenses for travel and other marketing programs were also down, this was offset by a small increase in commissions expense, which are generally higher, as a proportion of revenue, in the first quarter. Sales and marketing expenses decreased $2.5 million, or 33.7% in the first quarter of 2009, as compared with the first quarter of 2008, primarily due to decreases of $1.2 million in expenses related to compensation and benefits and $0.2 million in travel and marketing programs, as well as a $0.9 million reduction in commissions and logistics center fees. These decreases in commissions and compensation-related expenses are consistent with the decline in product revenues and personnel reduction.

We expect that sales and marketing expenses will remain at a reduced level, as compared with 2008, due to the lower commission expenses which are commensurate with a reduced revenue forecast. However, as compared with the first quarter of 2009, these expenses may increase somewhat during the remainder of the year. Further, sales and marketing expenses may fluctuate throughout 2009 to support new product introductions and any anticipated future growth.

General and administrative

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
General and administrative	$7,183	$5,495	$5,160	$(2,023)	(28.2)%	$(335)	(6.1)%
Percent of revenue	8.9%	9.4%	10.3%

General and administrative expenses consist primarily of employee salaries, share-based compensation, and other benefit-related expenses for administrative, executive and finance personnel, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses for the first quarter of 2009 decreased $0.3 million, or 6.1%, from the fourth quarter of 2008, with most expenses remaining relatively flat. Decreases in outside services and facilities expenses were largely offset by an increase in payroll taxes, including a one-time statutory payment in foreign subsidiary location. General and administrative expenses decreased $2.0 million, or 28.2%, in the first quarter of 2009, as compared with the first quarter of 2008, primarily due to decreases of $1.0 million in expenses related to compensation and benefits and $0.5 million in outside services. These decreases reflect the personnel reduction and lack of bonus accruals for 2009 and higher tax service fees incurred in the first quarter of 2008.

Due to a decline in revenue forecast, we have implemented measures to manage expenditures, and the impact of these measures is evident in our operating expenses for the first quarter of 2009. As the nature of certain general and administrative expenses are relatively fixed, these expenses will not decrease in proportion to revenue. Further, certain expenses may increase somewhat to support long-term strategic initiatives.

Other operating expenses

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Other operating expenses	$—	$2,514	$329	$329	—%	$(2,185)	(86.9)%
Percent of revenue	—%	4.3%	0.7%

In connection with our global reorganization announced in December 2008, we incurred restructuring charges of $2.5 million and $0.3 million in the fourth quarter of 2008 and first quarter of 2009, respectively. These charges are related to estimated severance costs associated with the workforce reduction. We do not expect to incur additional expense related to this specific reorganization during the remainder of 2009. See also Note 14 “Restructuring Charges” to our condensed consolidated financial statements.

Interest income

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Interest income	$1,302	$751	$644	$(658)	(50.5)%	$(107)	(14.2)%
Percent of revenue	1.6%	1.3%	1.3%

Interest income includes interest from cash and short-term cash equivalents, as well as long-term available-for-sale debt securities.

Interest income for the first quarter of 2009 decreased from the first quarter of 2008, primarily as a result of declining interest rates, as well as declining cash balances, due in part to our stock repurchase program. Interest income for the first quarter of 2009 decreased slightly from the fourth quarter of 2008, due to the continuing decline in interest rates. We expect that interest income will fluctuate due to changes in our cash balances and general economic conditions, as well as fluctuating short-term and long-term interest rates in the United States.

Other income (expense), net

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Other income (expense), net	$(194)	$(170)	$(147)	$47	(24.2)%	$23	(13.5)%
Percent of revenue	(0.2)%	(0.3)%	(0.3)%

Other income (expense), net includes interest expense, foreign currency translation gains and losses and other miscellaneous transactions.

There was no significant change in other income (expense) for the first quarter of 2009 as compared with the first quarter of 2008 and fourth quarter of 2008. Other income (expense) may fluctuate significantly year to year but we do not expect it to have material impact on our condensed consolidated statements of operations.

Impairment of equity investments

In the first quarter of 2008, we fully reserved a note receivable from an unrelated third party in the amount of $216,000 due to our expected inability to collect it. In the fourth quarter of 2008 we recorded a $11.6 million impairment to our equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, based on a restructuring and recapitalization which indicated an impairment. Also in the fourth quarter, we recorded a $9.7 million impairment to our investment in Advanced Chip Engineering Technology, Inc., or ACET, based on a preliminary offer from another party to purchase all outstanding shares of ACET at a lower price than our per share carrying value. We did not record any impairments to investments during the first quarter of 2009.

Pro rata share of loss from equity investments

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009	1Q09-Over-1Q08 Change		1Q09-Over-4Q08 Change
Pro rata share of loss from equity investments	$1,896	$3,106	$595	$(1,301)	(68.6)%	$(2,511)	(80.8)%

Our pro rata share of loss from equity investments primarily represents our share of loss from our investment in ACET. Our pro rata share of loss from equity investments for the first quarter of 2008 and 2009 was $1.9 million and $0.6 million, respectively. Our share of ACET’s loss for the first quarter of 2009 decreased significantly, primarily due to an impairment of $9.7 million recorded in the fourth quarter of 2008. The impairment resulted in a subsequent reduction to our pro rata share of the carrying value of long lived assets and associated depreciation expense. Our total investment represents approximately 38.5% of the outstanding equity of ACET at March 31, 2009.

Provision for (benefit from) income taxes

We recorded a tax provision of $2.9 million for the first quarter of 2009, consisting primarily of foreign withholding taxes, withholding tax reserves and currency re-measurement on withholding tax reserves. This represents an increase of $1.2 million, as compared with a tax provision of $1.7 million in the fourth quarter of 2008, primarily due to currency re-measurement. For the first quarter of 2008, we recorded a $7.1 million tax benefit, consisting primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes and reserves.

Because relatively small changes in our forecasted net income or loss for 2009 can significantly affect our projected annual effective tax rate for certain foreign entities, we believe a discrete calculation for the quarter is the most reliable estimate of our effective tax rate for those entities.

We maintained a full valuation allowance on our net deferred tax assets as of March 31, 2009. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources (in thousands)

	Three Months Ended March 31,
	2008	2009
Cash provided by (used in):
Operating activities	$15,254	$(5,091)
Investing activities	$(32,019)	$(11,536)
Financing activities	$(13,069)	$111

Principal sources of liquidity at March 31, 2009 consist of $89.8 million of cash, cash equivalents, and short-term available-for-sale investments. Additional sources of liquidity may include certain marketable debt securities classified as long-term available-for-sale investments.

Operating activities. Operating activities used $5.1 million of cash in the first quarter of 2009. The primary uses of cash from operating activities were our net loss of $9.2 million, as well as a $6.1 million increase in accounts receivable and $2.6 million decrease in accounts payable. Offsetting these uses of cash were a $9.4 million decrease in inventories, along with $2.1 million in non-cash expense for inventory write-downs and provision for adverse purchase commitments, and $2.5 million for depreciation and amortization. Although the changes to accounts receivable and inventory balances are indicative of slightly higher than expected sales activity in the first quarter, the impact on overall cash flows was not significant. For the first quarter of 2008, the primary source of operating cash flow was a $22.2 million decrease in accounts receivable due to a reduction in revenues. Offsetting this source of cash was a $10.7 million increase in inventories, due to decreased memory product sales, and a $3.1 million decrease in accrued liabilities.

Investing activities. We used $11.5 million for investing activities during the first quarter of 2009, consisting primarily of $23.9 million used for purchases of available-for-sale debt securities, which was partially offset by $13.1 million in sales and maturities of available-for-sale investments. We purchased long-term available-for-sale debt securities in order to obtain a higher interest rate yield. For the first quarter of 2008, investing activities used $32.0 million in cash, primarily for the purchase of $32.4 million in available for sales investments, with proceeds from sale of investments largely offset by the purchase of property and equipment.

Financing activities. There were no significant sources or uses of cash from financing activities during the first quarter of 2009. Net cash provided by financing activities was $0.1 million, with proceeds from issuance of common stock largely offset by payments of capital leases. For the first quarter of 2008, cash used by financing activities included the repurchase of common stock of $6.2 million and the repayment of our credit line of $6.9 million.

Credit Market Risk

As of March 31, 2009, we held corporate bonds and notes of $5.9 million and government bonds and notes of $85.4 million. These securities’ cash flows are funded by the principal and interest payments of the underlying corporate loans and federal, state and local governmental loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

As of March 31, 2009, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2008.

Purchase Commitments. As of March 31, 2009 we had outstanding purchase commitments with our foundry vendors of $12.9 million for delivery in 2009. We have recorded a liability of $0.9 million for related adverse purchase commitments. In comparison, as of December 31, 2008, we had outstanding purchase commitments with our foundry vendors of $13.2 million, with a recorded liability of $1.1 million for adverse purchase commitments.

Operating Capital Requirements. We believe that our cash balances, together with funds we expect to generate from operations, will be sufficient to meet our projected working capital and other cash requirements through at least the next twelve months. Although our revenue projections for the current year have been adversely impacted by the rapid decline in demand for semiconductor products, we believe our available cash and marketable securities are sufficient to cover projected working capital requirements without significant gross profit contribution.

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

Please also see Item 1A. “Risk Factors - Our operating results fluctuate materially and an unanticipated decline in revenues may disappoint securities analysts or investors and result in a decline in our stock price.”

In January and February 2005, multiple putative shareholder class action complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. Following the filing of the putative class action lawsuits, multiple shareholder derivative complaints were filed in California Superior Court for the County of Santa Clara, purportedly on behalf of SST against certain of our directors and officers. In addition, in July and October 2006, multiple shareholder derivative complaints were filed against us and certain of our directors and officers in the United States District Court for the Northern District of California. In the event of unfavorable outcome of the suits, we may be required to pay damages. For more information, please also see Item 1A. “Risk Factors - We are engaged in derivative suits, which may become time consuming, costly and divert management resources and could impact our stock price.”

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2009.

Recent Accounting Pronouncements

Please see Note 1 “Basis of Presentation” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2007 and 2008, we recorded investment impairments of $22.4 million and $21.8 million, respectively. We did not record any investment impairments during the first quarter of 2009.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of March 31, 2009 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures. As of March 31, 2009, the carrying value of our available-for-sale investments approximated fair value.

The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents, short-term available-for-sale investments and long-term available-for-sale debt securities as of March 31, 2009 (in thousands, except percentages):

	Carrying Value	Interest Rate
Cash and cash equivalents - variable rate	$34,361	1.1%
Short-term available-for-sale investments - fixed rate	55,438	2.1%
Long-term available-for-sale debt securities - fixed rate	35,876	2.4%

	$125,675

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (or the “Federal Derivative Litigation”)and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the Court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through the current fiscal year. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which the Court heard on April 24, 2009. After the April 24, 2009 hearing, the Court took the motion under submission. We are currently in ongoing settlement discussions in the above referenced matter.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of March 31, 2009.

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007, 2008 and the first quarter of 2009 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The current negative worldwide economic conditions and market instability make it increasingly difficult for us to accurately forecast future product demand trends. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of March 31, 2009, we had $42.4 million of inventory on hand, a decrease of $11.8 million, or 21.8%, from December 31, 2008. Total valuation adjustments to inventory and adverse purchase commitments were $8.5 million in 2007, $14.2 million in 2008 and $2.1 million for the first quarter of 2009. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment, to the extent that the carrying value of the inventory exceeds the average selling price, and could harm our financial results. For excess inventory analysis, we compare the inventory on hand with the forecasted demand. Demand is based on one year for packaged products and two years for products in die form. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans, diminished market demand and other factors that may be appropriate during a particular period. In the event that customer requirements cause us to change this methodology, it may be necessary for us to provide for an additional allowance, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. During the fourth quarter of 2008, we experienced a significant push out of customer delivery schedules and order cancellations. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We have historically experienced a decrease in the average selling prices of our products during periods of industry-wide oversupply and excessive inventory. We have experienced price erosion in selected areas in 2008 and 2009 and our business could be further harmed by a continued industry-wide prolonged downturn.

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

During 2007, 2008 and the first quarter of 2009, our international product and licensing revenues accounted for 94.3%, 92.9% and 91.9% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 88.8%, 87.3% and 86.6% of our net product revenues from Asia during 2007, 2008, and the first quarter of 2009, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For 2007 and 2008, we recorded impairments on our investments of $22.4 million and $21.8 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash and cash equivalents and short-term and long-term investment portfolio as of March 31, 2009 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate fluctuations and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2009, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. Also, as a result of current market conditions, the value of our investments in publicly held companies in Taiwan, a component of our long-term investment portfolio, have declined significantly. During 2008 we recorded an impairment charge of $231,000 associated with our investment in KYE. We did not record any impairments associated with our investments in publicly held companies during the first quarter of 2009. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2008 and the first quarter of 2009, SPT serviced end customer sales accounting for 56.2% and 60.4%, respectively, of our net product revenues recognized. As of December 31, 2008 and March 31 2009, SPT represented 50.9% and 56.4%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by four foundries, Grace and HHNEC in China, TSMC in Taiwan, and Seiko-Epson Corporation. We have an equity investment in GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace in Shanghai, China. We anticipate that these foundries, together with Samsung Corporation in Korea and Powerchip Semiconductor Corporation, or PSC, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results. Purchases from our top three suppliers accounted for 52.1% and 25.5% of our costs of revenues in 2008 and the first quarter of 2009, respectively.

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

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of March 31, 2009, we held 262 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2029 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time from our initial public offering in 1995 through 2007. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we recorded additional non-cash share-based compensation expense, and related tax effects, related to stock option grants and restated our historical financial statements. The review of our historical stock option granting practices required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $12.0 million for 2007. In addition, the review diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2009.

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

We derive substantially all of our revenues from Asia and our logistics center is located in Taiwan. A virus or viral outbreak in Asia, such as the SARS outbreak in early 2003 or threat of the Avian or Swine flu, could harm the operations of our suppliers, distributors, logistics center and those of our end customers, which could harm our business.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the three months ended March 31, 2009 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Shareholder Rights Plan

We decided not to extend our Shareholder Rights Plan beyond its expiration on May 3, 2009.

Item 6. Exhibits

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2008.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date
31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Senior Vice President, Finance and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certification of President and Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

32.2(1)	Certification of Senior Vice President, Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

(1)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Silicon Storage Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 11th day of May, 2009.

SILICON STORAGE TECHNOLOGY, INC.

By:	/S/ BING YEH
Bing Yeh
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ JAMES B. BOYD
James B. Boyd
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)