Form 10-Q
period 2009-06-30
SILICON STORAGE TECHNOLOGY INC
filed 2009-08-17
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-26944

SILICON STORAGE TECHNOLOGY, INC.

(Exact name of Registrant as Specified in its Charter)

California	77-0225590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1020 Kifer Road, Sunnyvale, CA	94086
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares outstanding of Common Stock, no par value, as of July 31, 2009: 95,850,407

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenues:
Product revenues - unrelated parties	$27,971	$19,749	$58,440	$34,637
Product revenues - related parties	43,102	32,017	82,331	55,916
Technology licensing - unrelated parties	12,272	6,040	23,577	17,310
Technology licensing - related parties	355	277	437	349

Total net revenues	83,700	58,083	164,785	108,212

Cost of revenues:
Cost of revenues - unrelated parties	21,631	14,186	42,930	24,923
Cost of revenues - related parties	38,120	30,388	72,197	54,186

Total cost of revenues	59,751	44,574	115,127	79,109

Gross profit	23,949	13,509	49,658	29,103

Operating expenses:
Research and development	15,223	11,250	30,835	22,664
Sales and marketing	6,918	5,166	14,401	10,126
General and administrative	7,721	4,636	14,904	9,796
Other	—	—	—	329

Total operating expenses	29,862	21,052	60,140	42,915

Loss from operations	(5,913)	(7,543)	(10,482)	(13,812)

Interest and dividend income	1,120	545	2,422	1,189
Impairment of investments	—	(485)	(234)	(485)
Other income (expense), net	(144)	143	(338)	(4)

Loss before provision for (benefit from) income taxes and pro rata share of loss from equity investments	(4,937)	(7,340)	(8,632)	(13,112)
Provision for (benefit from) income taxes	2,390	(1,146)	(4,660)	1,728

Loss before pro rata share of loss from equity investments	(7,327)	(6,194)	(3,972)	(14,840)
Pro rata share of loss from equity investments	2,241	254	4,137	849

Net loss	$(9,568)	$(6,448)	$(8,109)	$(15,689)

Net loss per share - basic and diluted	$(0.09)	$(0.07)	$(0.08)	$(0.16)

Shares used in per share calculation - basic and diluted	101,793	95,747	102,698	95,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,880	$51,206
Short-term available-for-sale investments	48,997	49,664
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $79 at December 31, 2008 and $11 at June 30, 2009	9,356	9,796
Trade accounts receivable-related parties	10,761	21,625
Inventories	54,159	33,323
Other current assets	4,153	3,972

Total current assets	178,306	169,586

Property and equipment, net	18,913	15,243
Long-term available-for-sale equity investments	18,196	26,847
Long-term available-for-sale debt securities	31,848	34,457
Equity investment, GSMC	11,506	11,021
Equity investment, ACET	2,627	1,991
Equity investments, others	10,486	9,863
Goodwill	11,221	11,221
Intangible assets, net	3,573	2,186
Other assets	1,807	1,766

Total assets	$288,483	$284,181

LIABILITIES
Current liabilities:
Trade accounts payable-unrelated parties	$15,702	15,327
Trade accounts payable-related parties	3,444	6,333
Accrued expenses and other liabilities	14,200	11,493
Deferred revenue	3,841	2,304

Total current liabilities	37,187	35,457

Taxes payable	7,760	7,835
Other liabilities	322	23

Total liabilities	45,269	43,315

Commitments (Note 6) and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY
Common stock	412,312	414,256
Accumulated other comprehensive income	14,308	25,705
Accumulated deficit	(183,406)	(199,095)

Total shareholders’ equity	243,214	240,866

Total liabilities and shareholders’ equity	$288,483	$284,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(8,109)	$(15,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,423	4,866
Share-based compensation expense	3,097	1,522
Provision (credits) for doubtful accounts receivable	180	(68)
Provision for (release from) sales returns	(95)	(80)
Write-down of inventories and provision for adverse purchase commitments	6,173	5,899
Pro rata share of loss from equity investments	4,137	849
Impairment loss on equity investment	—	485
Other	212	371
Changes in operating assets and liabilities:
Trade accounts receivable - unrelated parties	7,337	(300)
Trade accounts receivable - related parties	11,498	(10,856)
Inventories	(19,651)	15,676
Other current and non-current assets	(165)	502
Trade accounts payable - unrelated parties	103	(375)
Trade accounts payable - related parties	2,910	2,889
Accrued expenses and other liabilities	(2,607)	(3,244)
Deferred revenue	891	(1,536)

Net cash provided by operating activities	11,334	911

Cash flows from investing activities:
Purchase of property and equipment	(5,220)	(329)
Purchases of available-for-sale investments	(59,565)	(37,298)
Maturities of available-for-sale investments	29,035	37,574
Other	(503)	(428)

Net cash used in investing activities	(36,253)	(481)

Cash flows from financing activities:
Payments on line of credit	(6,943)	—
Issuance of shares of common stock	610	406
Repurchases of shares of common stock	(11,922)	—
Principal payments of capital leases	(611)	(506)

Net cash used in financing activities	(18,866)	(100)

Effect of changes in foreign currency exchange rates on cash	—	(4)

Net increase (decrease) in cash and cash equivalents	(43,785)	326
Cash and cash equivalents at beginning of period	118,157	50,880

Cash and cash equivalents at end of period	$74,372	$51,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP, for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 20, 2009. In connection with the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the date of June 30, 2009 through August 17, 2009, which is the date that the financial statements were issued.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative accounting principles for SEC registrants. The Codification will supersede all other existing accounting and reporting standards and all other non-grandfathered accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates and will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. We do not expect adoption of SFAS No. 168 in the third quarter of 2009 to have material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: a) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, SFAS No. 167 amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period, and earlier application is prohibited. We are still assessing the impact of SFAS No. 167 on our consolidated financial position, results of operations and cash flows.

Out of Period Adjustments

During the second quarter of 2009, we identified certain prior period errors totaling $2.2 million, related to the provision for (benefit from) income taxes. In calculating our tax provision for the quarter ended March 31, 2009, we incorrectly calculated the balance of the foreign withholding tax liability for uncertain tax positions on which re-measurement was required due to changes in foreign currency exchange rates. As a result, our income tax provision was overstated by $2.1 million in the quarter ended March 31, 2009. In addition, we overstated by $0.1 million the liability for uncertain tax positions for foreign tax withholding on license revenue at December 31, 2008. We have assessed the materiality of these errors on the three month period ended March 31, 2009 and periods prior to December 31, 2008 and concluded that such errors were not material to those periods. We have also concluded that the out of period correction of these errors, which resulted in a $2.2 million tax benefit in the quarter ended June 30, 2009, is not material to the three and six month periods ended June 30, 2009.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported net loss, total assets or shareholders’ equity.

2. Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and potential common shares (when dilutive).

A presentation of the numerator and the denominator of basic and diluted net loss per share are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator for basic and diluted net loss per share:
Net loss, as reported	$(9,568)	$(6,448)	$(8,109)	$(15,689)
Denominator for basic and diluted net loss per share, weighted average common shares outstanding	101,793	95,747	102,698	95,726

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.08)	$(0.16)

Stock options to purchase 8.2 million shares of common stock with a weighted average exercise price of $4.51 were outstanding at June 30, 2009 and stock options to purchase 9.8 million shares of common stock with a weighted average exercise price of $4.59 were outstanding at June 30, 2008. These stock options were not included in the computation of diluted net loss per share for the second quarter and first half of 2008 and 2009 because we incurred a net loss for these periods.

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

The 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, was terminated in July 2008. As of June 30, 2009, 237,928 shares were subject to outstanding stock awards under the Directors’ Plan and will remain subject to the terms of the Directors’ Plan until their exercise or expiration.

Employee Stock Purchase Plan

On June 23, 2009, the shareholders approved our 2009 Employee Stock Purchase Plan, or the 2009 Purchase Plan, which replaces our 1995 Employee Stock Purchase Plan. The 2009 Purchase Plan is intended to provide an opportunity for our employees to purchase common stock, to assist us in retaining the services of our employees, and to secure and retain the services of new employees. The 2009 Purchase Plan has 2,000,000 shares of common stock reserved for issuance and approximately 450 employees of SST and our subsidiaries are eligible to participate.

The 2009 Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of a share of common stock on (i) the first day or (ii) the last day of the offering period, by withholding up to 10% of their annual base earnings. Each offering period will be six months, and the first offering period is scheduled to commence in August 2009. Eligible employees must enroll prior to the beginning of the offering and may not purchase more than $25,000 of common stock in any calendar year. In addition, our Board of Directors has currently limited the maximum number of shares that may be purchased under the 2009 Purchase Plan on any single purchase date to 300,000 shares. Our executive officers are not eligible to participate in the 2009 to 2010 offering periods under the 2009 Purchase Plan.

We issued 162,000 shares under our 1995 Employee Stock Purchase Plan in the first half of 2009 for $299,000. No shares were issued under the 1995 Employee Stock Purchase Plan during the second quarter of 2009, and approximately 102,000 shares will be issued in the third quarter of 2009. We do not intend to issue any further shares pursuant to the 1995 Employee Stock Purchase Plan.

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

Share-based Compensation

The impact on our results of operations for share-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cost of revenues	$79	$158	$144	$226
Research and development	841	214	1,319	568
Sales and marketing	269	51	442	132
General and administrative	795	289	1,192	574
Other	—	—	—	22

Share-based compensation expense included in net loss	$1,984	$712	$3,097	$1,522

Share-based compensation of $170,000 and $91,000 was capitalized in inventory as of December 31, 2008 and June 30, 2009, respectively. The tax benefit from the exercise of options was $0 for the first half of 2008 and 2009. Included in share-based compensation for the second quarter and first half of 2008 is a charge of $698,000 for fully vested restricted stock awards granted in the second quarter of 2008. No restricted stock awards were granted during the first half of 2009.

As of June 30, 2009, we had unrecognized share-based compensation expense from stock options of $1.9 million including estimated forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and assumptions noted in the following table. We estimate expected volatility based on our historical stock volatility. The risk-free interest rate for the expected term of the option is based on the yield of zero-coupon U.S. Treasury notes, with a term approximating the expected term of the option, in effect at the beginning of the quarter in which the option is granted. We use the simplified method of calculating expected term for new grants.

Assumptions used in the fair value of each option made under our equity award plans are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Risk-free interest rate	3.0% -3.1%	2.3%	3.0% -3.9%	2.2% -2.3%
Expected term of option	4.8 - 6.1 years	6.1 years	4.8 - 6.1 years	6.1 years
Expected volatility	53.1% - 63.1%	65.2%	53.1% - 63.8%	64.1% - 65.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

4. Available-for-Sale Investments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Level 1 assets consist of money market funds and marketable equity investments. These instruments are traded in active markets with sufficient volume and frequency of transactions. Level 2 assets consist of municipal and United States government bonds and corporate bonds, with quoted market prices, which are traded in less active markets.

The following table represents the fair value hierarchy for our assets (cash equivalents and investments) measured at fair value on a recurring basis (in thousands):

	June 30, 2009
Description	Level 1	Level 2	Level 3	Total
Money market funds	$12,074	$—	$—	$12,074
Short term available-for-sale investments	—	49,664	—	49,664
Long term available-for-sale investments	26,847	34,457	—	61,304

Total	$38,921	$84,121	$—	$123,042

	December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Money market funds	$10,721	$—	$—	$10,721
Short term available-for-sale investments	—	48,997	—	48,997
Long term available-for-sale investments	18,196	31,848	—	50,044

Total	$28,917	$80,845	$—	$109,762

Available-for-sale investments at their estimated fair value and contractual maturities are as follows (in thousands):

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$3,997	$—	$—	$3,997
Government bonds and notes	75,798	336	—	76,134
Foreign corporate bonds and notes	910	3,080	—	3,990
Foreign listed equity securities	4,761	22,086	—	26,847

Total bonds, notes and equity securities	$85,466	$25,502	$—	$110,968

Contractual maturity dates for investments in bonds and notes:
Less than one year				$49,664
One to five years				34,457

				$84,121

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$5,924	$15	$—	$5,939
Government bonds and notes	74,264	642	—	74,906
Foreign listed equity securities	4,761	13,435	—	18,196

Total bonds, notes and equity securities	$84,949	$14,092	$—	$99,041

Contractual maturity dates for investments in bonds and notes:
Less than one year				$48,997
One to five years				31,848

				$80,845

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. All bonds and notes currently held have contractual maturity dates within two years.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and Professional Computer Technology Limited, or PCT, are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in equity or debt securities of these companies have been included in “Long-term available-for-sale equity investments” or “Long-term available-for-sale debt securities.” The shares that are not available for resale within one year of the balance sheet date, due to local securities regulations, are recorded at cost and included in “Equity investments, others.”

5. Selected Balance Sheet Detail

Inventories are as follows (in thousands):

	December 31, 2008	June 30, 2009
Raw materials	$35,688	$15,036
Work in-process	2,869	7,698
Finished goods	13,499	7,645
Finished goods held at logistics center	2,103	2,944

	$54,159	$33,323

During the second quarter and first half of 2009, inventory which was written down in a prior period by $1.1 million and $1.8 million, respectively, was sold and $0.2 million and $2.4 million, respectively, was scrapped. For the second quarter and first half of 2008, inventory written down in a prior period by $0.9 million and $1.5 million, respectively, was sold and $3.7 million and $5.7 million was scrapped. For the first half of 2008 and 2009, we wrote down $5.9 million and $5.2 million, respectively, on other unsold products in inventory.

Accrued expenses and other liabilities are as follows (in thousands):

	December 31, 2008	June 30, 2009
Accrued compensation and related items	$5,253	$4,931
Accrued adverse purchase commitments	1,092	1,910
Accrued commissions	1,021	1,085
Accrued restructuring charge	2,338	—
Other accrued liabilities	4,496	3,567

	$14,200	$11,493

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

Changes in the warranty reserves are as follows (in thousands):

	Six Months Ended June 30,
	2008	2009
Beginning balance	$358	$176
Provisions for warranty	560	11
Warranty returns	(299)	(81)
Re-screening, re-testing and other settlements	(284)	(22)

Ending balance	$335	$84

6. Commitments

As of June 30, 2009 we had outstanding purchase commitments with our foundry vendors of $21.7 million for delivery in 2009. We have recorded a liability of $1.9 million for related adverse purchase commitments.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2009 through 2014. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $55.1 million. We have not recorded any liabilities related to these indemnifications as of June 30, 2009.

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

7. Contingencies

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (or the “Federal Derivative Litigation”) and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the Court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time since our initial public offering in 1995. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which the Court heard on April 24, 2009. On July 7, 2009, the Court granted defendants’ motion and dismissed the federal securities claim with leave to amend. Plaintiffs have until August 21, 2009 to file an amended complaint. We are currently in ongoing settlement discussions in the above referenced matter.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of June 30, 2009.

8. Goodwill and Intangible Assets

Goodwill and intangible assets include $11.2 million of goodwill, $0.6 million of net identifiable intangible assets from acquisitions made in 2004 and 2005 and $1.6 million of net purchased intellectual property. The goodwill is not being amortized but is tested annually for impairment. There was no change in the carrying amount of goodwill for the second quarter or first half of 2009. We review intangible assets for adjustments when an event or circumstance occurs indicating a possible impairment in value. We did not record any impairment to intangible assets during the second quarter or first half of 2009.

Intangible assets consist of the following (in thousands):

	June 30, 2009
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(11,044)	$(384)	$363
Intellectual property	3,243	(285)	(1,322)	1,636
Trade name	1,198	(1,151)	—	47
Customer relationships	1,857	(1,717)	—	140
Non-compete agreements	810	(810)	—	—

	$18,899	$(15,007)	$(1,706)	$2,186

	December 31, 2008
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(10,127)	$(384)	$1,280
Intellectual property	3,394	(222)	(1,322)	1,850
Trade name	1,198	(1,032)	—	166
Customer relationships	1,857	(1,626)	—	231
Non-compete agreements	810	(764)	—	46

	$19,050	$(13,771)	$(1,706)	$3,573

Amortization expense was $0.5 million and $1.2 million for the second quarter and first half of 2009, respectively. Amortization expense was $0.7 million and $1.4 million for the second quarter and first half of 2008, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2009 (remaining six months)	$758
2010	681
2011	507
2012	236
2013	4

Total expected amortization expense	$2,186

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

We do not allocate operating expenses, interest and dividend income, impairment of investments, other income or expense, or provision for or benefit from income taxes to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Additionally, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics.

The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$60,883	$9,799	$41,652	$3,789
Non-Memory	10,190	1,523	10,114	3,403
Technology Licensing	12,627	12,627	6,317	6,317

	$83,700	$23,949	$58,083	$13,509

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$122,573	$22,474	$71,399	$4,599
Non-Memory	18,198	3,170	19,154	6,845
Technology Licensing	24,014	24,014	17,659	17,659

	$164,785	$49,658	$108,212	$29,103

10. Equity Investments and Related Party Reporting

Related Party Transactions and Balances

The following table is a summary of our related party revenues and purchases, and our related party accounts receivable and accounts payable and accruals (in thousands):

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Apacer Technology, Inc. & related entities	$1,135	$784	$1,859	$1,491
Grace Semiconductor Manufacturing Corp.	355	277	437	349
Silicon Professional Technology Ltd.	41,967	31,233	80,472	54,425

	$43,457	$32,294	$82,768	$56,265

	Purchases
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Advanced Chip Engineering Technology, Inc.	$335	$756	$542	$1,513
Grace Semiconductor Manufacturing Corp.	21,347	6,042	42,804	11,554
Powertech Technology, Incorporated	5,079	2,582	10,262	4,513

	$26,761	$9,380	$53,608	$17,580

	Accounts Receivable		Accounts Payable and Accruals
	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009
Advanced Chip Engineering Technology, Inc.	$—	$—	$83	$121
Apacer Technology, Inc. & related entities	330	265	—	—
Grace Semiconductor Manufacturing Corp.	185	154	1,700	4,731
Powertech Technology, Incorporated	—	—	1,466	1,105
Professional Computer Technology Limited	—	—	20	5
Silicon Professional Technology Ltd.	10,246	21,206	175	371

	$10,761	$21,625	$3,444	$6,333

Prepayments of approximately $330,000 to Advanced Chip Engineering Technology Inc., or ACET, for the purchase of inventory are included in Other current assets at June 30, 2009.

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

Equity Investments

Powertech Technology, Incorporated, or PTI, and PCT are Taiwanese companies that are listed on the Taiwan Stock Exchange. Equity investments in these companies have been included in “Long-term available-for-sale equity investments.” The shares that are not available for resale within one year of the balance sheet date, due to local securities regulations, are recorded at cost and included in “Equity investments, others.” If a decline in value is judged to be other than temporary, it is reported as an impairment of equity investments. Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of June 30, 2009 and December 31, 2008 the carrying value of these investments was $23.8 million and $24.6 million, respectively.

In 2001 and 2004, we invested an aggregate of $83.2 million in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company. Bing Yeh, our CEO and Chairman of our Board of Directors, is also a member of GSMC’s board of directors. GSMC has a wholly owned subsidiary, Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We have an equity ownership position of approximately 6.6% in GSMC as of June 30, 2009, with a carrying value of $11.0 million, and we also have trade accounts receivable from GSMC of $0.2 million. GSMC is a variable interest entity, of which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with GSMC is $11.2 million as of June 30, 2009.

Investment in Equity Method Affiliate

In June 2004, we invested $4.0 million in ACET, a privately held Taiwanese company, and made subsequent investments of $15.9 million and $10.3 million in 2006 and 2007, respectively. SST is a Board member of ACET, currently holding one seat, represented by Chen Tsai, our Senior Vice President, Worldwide Backend Operations. ACET is a packaging production subcontractor. We have an equity ownership position of approximately 38.5% in ACET as of June 30, 2009, with a carrying value of $2.0 million, and we have also made prepayments of $0.3 million to ACET for purchases of inventory. ACET is a variable interest entity, of which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with ACET is $2.5 million as of June 30, 2009.

We account for our investment in ACET under the equity method of accounting by including our pro rata share of ACET’s reported net loss in our condensed consolidated statement of operations in the line item titled “Pro rata share of loss from equity investments.” We recorded $0.2 million and $0.7 million as our pro rata share of ACET’s loss for the second quarter and first half of 2009, respectively. We recorded $2.2 million and $4.1 million as our pro rata share of ACET’s loss for the second quarter and first half of 2008, respectively. Included in shareholders’ equity at June 30, 2009, is a cumulative translation adjustment of $0.2 million related to our investment in ACET.

The table below presents summarized information regarding ACET’s results of operations without any pro rata adjustments for our percentage ownership of the outstanding equity of ACET (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net sales	$648	$1,290	$1,265	$2,018
Gross loss	$(3,740)	$(1,764)	$(6,621)	$(3,428)
Net loss	$(5,646)	$(3,696)	$(10,397)	$(5,937)

Impairment of Equity Investment

In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, which was carried at cost with an average price per share of $1.0375 for the preferred equity and $0.01 for the common equity. During the fourth quarter of 2006, third quarter of 2007 and fourth quarter of 2008, we recorded impairment charges of $40.6 million, $19.4 million and $11.6 million, respectively. In the second quarter of 2009, we recorded an additional impairment of $0.5 million, which reduced the carrying value of our investment to an estimated fair value of $11.0 million as of June 30, 2009.

From 2006 through 2009, GSMC struggled with below break even operations and significant negative cash flow. Throughout this period GSMC continued to raise additional capital for working capital and expansion purposes. Each reporting period we consider the price per share of the most recent round of equity investments, the expected timing of the next round of financing, the history of operating losses and negative cash flow, earnings and cash flow outlook and expected cash burn rate and the technological feasibility of GSMC’s products to determine if there is an indication of impairment. For each impairment recorded, the primary triggering event was an expected round of financing at a lower price per share than the carrying value of our preferred equity.

We used the following two generally accepted valuation methods discussed below in determining the fair value of our investment in GSMC as of June 30, 2009:

•

The Income Approach which indicates the fair value of a business based on the discounted value of the cash flows the business is expected to generate. In evaluating this approach we discounted the expected cash flows by using a weighted average cost of capital of 14%.

•	The Market Comparable Method which indicates the fair value of a business by comparing it to other publicly traded companies in similar lines of business.

To arrive at the fair value of our investment in GSMC as June 30, 2009, we weighted the indication from the Income Approach at 50% and the indication from the Market Comparable Method at 50%. In doing so we considered the following:

•

Since some comparable companies are not projecting the magnitude of growth that is expected for GSMC due to its planned capacity expansion, we believe that the indicated value by the Income Approach reasonably reflects the long-term growth potential of GSMC.

•

We believe the Market Comparable Method also results in an equally reasonable value since GSMC’s most recent results and projections are similar to those of a select group of publically traded companies in their industry.

We then used the Option Pricing Approach to allocate the aggregate fair value of our investment in GSMC across the individual classes of GSMC equity we hold, based on the concept that equity securities can be viewed as call options on the underlying assets of the company. We determined the strike prices of the options based on the characteristics of the capital structure of the company, such as the number of shares of each class of equity, seniority levels, liquidation preferences and conversion values for preferred equity, and the strike prices of warrants and options. The time to the expiration of these options is equal to the expected time to a liquidity event (initial public offering, sale, merger, etc.).

The following table represents the fair value hierarchy for our equity investments measured at fair value on a non-recurring basis as of June 30, 2009 (in thousands):

Description	Quoted prices in active markets for identical assets or liabilities Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3	Total
Equity investment in GSMC	$—	$—	$11,021	$11,021

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net loss	$(9,568)	$(6,448)	$(8,109)	$(15,689)
Net unrealized gains (losses) on investments, net of tax	(2,990)	8,258	(1,560)	11,410
Cumulative translation adjustment	134	69	1,514	(13)

Total comprehensive income (loss)	$(12,424)	$1,879	$(8,155)	$(4,292)

12. Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2009. Determination of the valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

We recorded a tax benefit of $1.1 million and tax provision of $1.7 million for the second quarter and first half of 2009, respectively, consisting primarily of foreign withholding taxes, withholding tax reserves and currency re-measurement on withholding tax reserves. Included in our tax benefit for the second quarter of 2009 is an adjustment of $2.2 million benefit to correct an error related to withholding tax reserves and the associated currency re-measurement. See also Note 1. “Basis of Presentation - Out of Period Adjustments.” For the second quarter and first half of 2008, we recorded a tax provision of $2.4 million and a tax benefit of $4.7 million, respectively. The provision benefit for the first half of 2008 consisted primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes and reserves.

Because relatively small changes in our forecasted net income or loss for 2009 can significantly affect our projected annual effective tax rate for certain foreign entities, we believe a discrete calculation for the second quarter and first half of 2009 is the most reliable estimate of our effective tax rate for those entities.

We periodically receive dividend payments from our investments in foreign companies, which are subject to withholding of income tax. We record these taxes, as well as any refunds of these taxes, on a cash basis. We do not anticipate any material changes to our uncertain tax positions during the remainder of 2009. The adjustment resulting from re-measurement of foreign currency tax liabilities, as well as interest and penalties, if any, is included in income tax provision or benefit.

13. Subsequent Event

On December 29, 2008, we entered into an Amending Agreement with Grace Semiconductor Manufacturing Corporation, or GSMC, pursuant to which we agreed to provide GSMC with funding of $15.0 million in return for new equity securities to be issued by GSMC pursuant to a separate Subscription Agreement. The Amending Agreement grants certain technology licenses to GSMC, and requires GSMC to pay SST as upfront fees for the licenses granted the said $15.0 million within five working days of receipt of such $15.0 million.

We tendered the full amount of $15.0 million to GSMC on July 2, 2009 pursuant to a Subscription Agreement, dated June 12, 2009. However, as of the date of filing of this Quarterly Report on Form 10-Q, GSMC has not remitted the upfront license fee payments required under the Amending Agreement and GSMC has instead requested a re-negotiation of the terms of the technology licenses set forth in the Amending Agreement.

If we and GSMC are unable to reach agreement on the terms of the technology licenses or a dispute arises as to the obligations of the parties under the agreements, we intend to request that the $15.0 million we tendered to GSMC on July 2, 2009 be returned. In the event we are unable to reach agreement with GSMC on the terms of our technology license or a dispute arises regarding the obligations of the parties, our business and financial condition could be harmed.

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

Operations Overview

After reaching a low point during the month of January, our product shipments rebounded in the first quarter and stabilized in the second quarter. Inventory replenishment, coupled with modest improvement in demand, led to better-than-expected product revenues, with a 44% sequential increase in overall unit shipments in the second quarter. Unit shipments to the Internet computing segment increased nearly 35% sequentially from the first quarter, with substantial recovery in hard disk drive, PC monitor and notebook applications. Unit shipments to the wireless communications segment increased 73% sequentially, driven by the strong recovery in Bluetooth and GPS applications, as well as continued sequential growth in ultra-low-cost-phone shipments. Although we saw improvement across all application segments, as compared to the previous quarter, our second quarter 2009 unit shipments are still down 20% from the previous year. As we expected, our licensing revenues declined significantly in the second quarter, reflecting the decline in our licensees’ business in the first quarter.

Market conditions remain challenging, particularly for commodity memory products, as there continues to be uncertainty over the macro-economic environment, resulting in poor visibility and continued pricing pressure. This pressure is the result of both weak end-market demand and manufacturing over-capacity in the industry. While it is likely that demand will improve modestly during the remainder of 2009, we expect the pricing environment to remain challenging, as a result of the pervasive over-capacity. We do not expect prices to stabilize until fab utilization in the industry returns to a healthier level. Further, we do not expect to sustain the strong second quarter sequential growth rate in unit shipments through the third quarter.

In response to these difficult market conditions, we are taking a fresh look at every aspect of our business; focusing our resources on areas that will yield the most impact over time, while creating additional opportunities without incurring significant additional research and development expense in the near term. These efforts include a targeted approach to product development that emphasizes non-commodity applications through differentiated features, as well as new programs to enhance our licensing business. We were very pleased to announce in June that Bertrand Cambou joined our company to manage the operation of our memory business. Along with a wealth of industry experience, Dr. Cambou brings to the company a new perspective and excitement toward reviving our NOR memory business. We are actively evaluating the market environment and competitive landscape in order to streamline our product platforms and are assessing the geographic areas and strategic accounts in which we may be underrepresented. We believe there are opportunities for a greater presence and more balanced customer base with additional strategic accounts in Japan, North America and Europe. We also continue to focus on the advancement of our technology through collaborated efforts with our strategic partners, while reducing expenses and carefully managing our inventory and cash. By leveraging our core competencies and improving the efficiency of our operations, we believe that we can move closer to our goal of returning the company to profitability.

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

Non-Memory Products

Several years ago, with the recognition that our core memory business will continue to experience average selling price pressure that would limit our revenue growth potential, we began a diversification plan of investing in products and technologies that are expected to yield higher average selling prices and gross margins than our current memory products. We believe that a strategy of diversification will allow for better growth opportunities and higher return for our shareholders. Although it has taken time to establish this new business, we have been pleased by our progress in this area, given the difficulty of penetrating new markets and in an environment where customers are scaling back new product development. In the first half of 2009, our non-memory business contributed over 20% of product revenue and nearly 60% of product gross profit.

We continue to experience good traction with our NAND controllers and modules, including NANDrive, our embedded flash solid-state drive product family. Our customer base for the NANDrive product line has been growing steadily each quarter for the past two years. However, our revenues remain small as the design cycle for the products that incorporate the NANDrive is quite long, and the current downturn has resulted in further design delays for our customers. We see continued customer enthusiasm, particularly in IP set-top boxes, mobile Internet devices and industrial applications. Over the next few quarters, we expect to expand our product offerings to increase our addressable market, with products covering a broad range of capacities from 0.5GB to 32GB. The market still presents significant challenges, with several of our design wins in the car infotainment space, which is likely to remain weak until the broader economy recovers.

Our RF power amplifier products targeting the embedded Wi-Fi market showed strong sequential growth in the second quarter, with unit shipments more than doubling to reach 14.6 million, driven by video game and printer applications. Using advanced technologies, these devices feature a highly-efficient, low-power, small-footprint design that supports 802.11 wireless standard. We are currently driving design wins in smart phone applications and expect to see product ramp within the next year. While the revenue base is still quite small, average selling prices for these products remain stable and market interest continues to grow. In addition, these design-in activities with our radio frequency power amplifier chipset partners expand opportunities for our NOR memory and NANDrive products.

Due to the complexity of these new product families, the design-in and qualification cycle is expected to be long, and we further expect our near term results to be significantly impacted by the challenging overall economic environment.

Memory Products and Technology Licensing

As a result of the current weak demand environment, gross margins for our memory business suffered a substantial decline. Our memory gross margin dropped below 10% for the fourth quarter of 2008 and remained low throughout the first half of 2009. Although we saw modest improvement in the second quarter, we do not expect to see significant improvement until the general economic climate improves.

Continued product innovation and technology advancement are particularly important in light of these challenging market conditions. As we refine our roadmap, we are putting special emphasis on our memory product offerings with differentiated features that take advantage of the benefits of SuperFlash technology, such as high reliability, fast read/write performance with very low power requirements, and serial flash with XIP function. For the near term, we are focused on the product transition to 120nm nodes and 300mm capacity for cost improvement, and for several quarters we have been working to ramp our 120nm technology products at Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, and Maxchip Electronics Corporation, or Maxchip. These products, including 16Mbit, 32Mbit and 64Mbit parallel and serial family of products, offer significant performance, power efficiency and footprint advantages over previous generations. To date, nine products have been released to production at Grace and Maxchip, with five more under verification and qualification; however the production-ramp is limited by current market demand.

Although our licensing revenues declined significantly in the second quarter, reflecting the decline in our licensees’ business in the first quarter, we expect to see some increase in royalty revenues for the third quarter, reflecting general improvement in the semiconductor industry in the second quarter. Our licensing business represents considerable opportunity for us and we are placing enhanced emphasis in several areas we believe will foster growth. In addition to growing our licensee base, we are also working with current licensees to expand to more advanced technology nodes. Further, we are expanding our offering in design services, including both flash IP block and full chip design, to help our licensees reduce their time-to-market for new products. Our licensing business remains a tremendous asset to our financial model and our continued investment in our core memory products and technology roadmap helps to ensure this business will thrive as market demand improves.

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

As a result of our global reorganization, our operating expenses decreased substantially in the first half of 2009, as compared to the first half of 2008. Our restructuring efforts have been conducted in a manner that we believe will best enable us to support the current and future requirements of our customer base and invest appropriately in our technology roadmap in order to enhance both our shorter and longer term competitive position. We are actively working towards a goal of returning the company to profitability and are managing our assets conservatively through this period. Our fabless business model, in conjunction with our technology leadership, has been resilient during past business cycle downturns and we look forward to emerging as a strong competitor from this challenging environment.

Concentrations

We derived 87.3% and 89.0% of our net product revenues during the year ended December 31, 2008 and the first half of 2009, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 21.4% and 18.1% of our net product revenues during the year ended December 31, 2008 and the first half of 2009, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during the year ended December 31, 2008 and the first half of 2009.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 54.6% and 61.6% of our product shipments during the year ended December 31, 2008 and the first half of 2009, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 7.0% and 1.8% of our product shipments to end users during the year ended December 31, 2008 and the first half of 2009, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as sold to our end customers by SPT. For the year ended December 31, 2008 and the first half of 2009, SPT serviced end customer sales accounting for 56.2% and 60.4%, respectively, of our net product revenues. As of December 31, 2008 and June 30, 2009, SPT represented 50.9% and 67.5%, respectively, of our net accounts receivable.

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

Results of Operations:

Net Revenues (in thousands, except percentages)

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Memory revenue	$60,883	$29,747	$41,652	$(19,231)	(31.6)%	$11,905	40.0%
Non-memory revenue	10,190	9,040	10,114	(76)	(0.7)%	1,074	11.9%

Product revenues	71,073	38,787	51,766	(19,307)	(27.2)%	12,979	33.5%
Technology licensing	12,627	11,342	6,317	(6,310)	(50.0)%	(5,025)	(44.3)%

Total net revenues	$83,700	$50,129	$58,083	$(25,617)	(30.6)%	$7,954	15.9%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Memory revenue	$122,573	$71,399	$(51,174)	(41.7)%
Non-memory revenue	18,198	19,154	956	5.3%

Product revenues	140,771	90,553	(50,218)	(35.7)%
Technology licensing	24,014	17,659	(6,355)	(26.5)%

Total net revenues	$164,785	$108,212	$(56,573)	(34.3)%

The following discussions are based on our reportable segments described in Note 9 “Segment Reporting” to our condensed consolidated financial statements.

Memory Products

Memory product revenue in the first half of 2009 was down significantly from the first half of 2008, largely as a result of the unprecedented sudden decrease in worldwide demand for semiconductor products which began in September, 2008. Although this decline was more pronounced in the first quarter of 2009, revenue for the second quarter of 2009 is still down sharply from the previous year.

Memory product revenue increased 40.0% in the second quarter of 2009 from the first quarter, primarily due to an increase in unit shipments of 42%, which was offset slightly by a 1% decline in average selling prices. The wireless communications segment showed strong recovery in the second quarter, with unit shipments up 90% from the first quarter, and averages selling prices remaining relatively stable. Memory product revenue for the second quarter of 2009 was down 31.6% from the second quarter of 2008, primarily due to a 21% decline in average selling prices, combined with a 14% decrease in unit shipments. Reduced demand for digital consumer products resulted in lower unit shipments, while average selling prices also declined, due to increased competitive pressures, over-capacity and the challenging overall macroeconomic environment.

Although we anticipate memory product revenue may improve somewhat in the second half of 2009, as part of a general seasonal trend, we expect that memory product revenue will continue to be at historically low levels throughout 2009.

Non-Memory Products

Non-memory product revenue increased 11.9% in the second quarter of 2009 from the first quarter, with an increase in unit shipments of 50% partially offset by a decrease of 22% in average selling prices. Non-memory product revenue for the second quarter of 2009 was comparable to the second quarter of 2008, with a 74% increase in average selling prices, from product mix, largely offset by a 45% decrease in unit shipments. Revenue for the first half of 2009 also benefited from the recognition of deferred revenue, based on collection of outstanding accounts receivable.

We expect non-memory product revenue to fluctuate significantly throughout 2009 due to the current adverse economic conditions, as well as the start-up nature of our new product lines and diversification in our customer base.

Technology Licensing Revenue

Technology licensing revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the second quarter of 2009 decreased significantly, as compared with both the first quarter of 2009 and the second quarter of 2008, as a result of lower demand for our licensee’s products. Our royalty revenues are recorded when reported to us by our licensees, which is the quarter following our licensees’ sales, and thus the royalty portion of our licensing revenue for the second quarter of 2009 reflects the business of our licensees in the first quarter of 2009. Although we anticipate some improvement in the second half of 2009, we expect that licensing revenues will continue to fluctuate significantly in the future, depending on general economic conditions.

Gross Profit (in thousands, except percentages)

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Memory gross profit	$9,799	$810	$3,789	$(6,010)	(61.3)%	$2,979	367.8%
Memory gross margin	16.1%	2.7%	9.1%
Non-memory gross profit	1,523	3,442	3,403	1,880	123.4%	(39)	(1.1)%
Non-memory gross margin	14.9%	38.1%	33.6%

Product gross profit	11,322	4,252	7,192	(4,130)	(36.5)%	2,940	69.1%
Product gross margin	15.9%	11.0%	13.9%
Technology licensing gross profit	12,627	11,342	6,317	(6,310)	(50.0)%	(5,025)	(44.3)%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$23,949	$15,594	$13,509	$(10,440)	(43.6)%	$(2,085)	(13.4)%

Total gross margin	28.6%	31.1%	23.3%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Memory gross profit	$22,474	$4,599	$(17,875)	(79.5)%
Memory gross margin	18.3%	6.4%
Non-memory gross profit	3,170	6,845	3,675	115.9%
Non-memory gross margin	17.4%	35.7%

Product gross profit	25,644	11,444	(14,200)	(55.4)%
Product gross margin	18.2%	12.6%
Technology licensing gross profit	24,014	17,659	(6,355)	(26.5)%
Technology licensing gross margin	100.0%	100.0%

Total gross profit	$49,658	$29,103	$(20,555)	(41.4)%

Total gross margin	30.1%	26.9%

Product Gross Profit

Memory products

Gross profit for memory products increased 367.8% in the second quarter of 2009 compared to the first quarter of 2009, primarily due to higher revenue and product mix. Gross profit for the first quarter of 2009 was also negatively impacted, to a greater extent than the second quarter of 2009, by inventory write-downs due to decreases in average selling prices. Gross profit decreased 61.3% in the second quarter of 2009 and 79.5% in the first half of 2009 compared to the same periods in 2008, based on substantially reduced revenue and lower average selling prices. The significant declines in average selling prices in 2009 from 2008 resulted in a gross margin impact which is proportionally greater than the reduction in revenue. Gross profit benefited by $0.9 million and $1.5 million in the second quarter and first half of 2009, respectively, from the sale of inventory which had previously been written down. Gross profit benefited by $0.6 million and $1.2 million in the second quarter and first half of 2008, respectively, from the sale of inventory which had previously been written down.

We expect memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

Non-memory products

Gross profit for non-memory products for the second quarter of 2009 was comparable to the first quarter of 2009, with an increase in revenue offset by lower margins from product mix. Gross profit for the first and second quarters of 2009 also benefited from the recognition of deferred revenue for the sale of $0.5 and $0.3 million, respectively, in inventory which had previously been written down. Gross profit for non-memory products increased by 123.4% in the second quarter of 2009 compared to the second quarter of 2008, and by 115.9% in the first half of 2009 compared to the first half of 2008. The increases are primarily due to higher average selling prices, from product mix, as well as the recognition of deferred revenue in the first half of 2009 for the sale of $0.8 million in inventory which had previously been written down.

We expect non-memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors - We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007, 2008 and the first half of 2009 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands, except percentages)

In December 2008, we announced the implementation of a global reorganization designed to reflect changes in anticipated demand for our products. The reorganization included a reduction in overall headcount of approximately 120, or 17 percent of our global workforce, most of which was completed by the end of 2008. The workforce reduction and other restructuring actions took place worldwide and in all functional areas of the company, and are expected to reduce payroll-related expenses by approximately $13 million in 2009. In addition, we have taken steps to reduce overall operating expenses, which is evident in our results for the first half of 2009, as compared with the first half of 2008.

Research and development

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Research and development	$15,223	$11,414	$11,250	$(3,973)	(26.1)%	$(164)	(1.4)%
Percent of revenue	18.2%	22.8%	19.4%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Research and development	$30,835	$22,664	$(8,171)	(26.5)%
Percent of revenue	18.7%	20.9%

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

Research and development expenses for the second quarter of 2009 were comparable to the first quarter, with an increase of $0.5 million for product-related expenses offset by a decrease of $0.4 million in expenses related to compensation and benefits. The lower product-related expenses for the first quarter of 2009 reflect the timing of engineering projects, as well as overall efforts to control expenses. Research and development expenses decreased $4.0 million, or 26.1% in the second quarter of 2009, as compared with the second quarter of 2008, primarily due to decreases of $0.6 million for product-related expenses, $2.0 million for salaries, $0.6 million in share-based compensation and $0.3 million for benefits. The reductions to compensation and benefit-related expenses are consistent with our personnel reduction in the fourth quarter of 2008. Share-based compensation expense for the second quarter of 2008 included charges related to the grant of restricted stock awards and tender offer. Please also see Note 3 “Shareholders’ Equity and Share-based Compensation” to our condensed consolidated financial statements.

Although measures taken in the fourth quarter of 2008 in connection with our global reorganization resulted in a reduction to research and development expenses for the first half of 2009, as compared to the first half of 2008, no significant additional reductions are planned at this time. Further, we expect certain product-related expenses to fluctuate during the remainder of 2009, based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Sales and marketing	$6,918	$4,960	$5,166	$(1,752)	(25.3)%	$206	4.2%
Percent of revenue	8.3%	9.9%	8.9%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Sales and marketing	$14,401	$10,126	$(4,275)	(29.7)%
Percent of revenue	8.7%	9.4%

Sales and marketing expenses consist primarily of commissions, employee salaries, share-based compensation expense and other benefit-related expenses, as well as travel and entertainment expenses.

Sales and marketing expenses for the second quarter of 2009 increased $0.2 million, or 4.2% from the first quarter, with the increase attributable to commissions and logistics center fees, based on higher revenue. Sales and marketing expenses decreased $1.8 million, or 25.3% in the second quarter of 2009, as compared with the second quarter of 2008, primarily due to decreases of $0.8 million in expenses related to compensation and benefits and $0.3 million in travel and marketing programs, as well as a $0.5 million reduction in commissions and logistics center fees. These decreases in commissions and compensation-related expenses are consistent with the year-over-year decline in product revenues and personnel reduction.

We expect that sales and marketing expenses will remain at a reduced level, as compared with 2008, due to the lower commission expenses which are commensurate with a reduced revenue forecast. However, as compared with the first half of 2009, we expect these expenses will increase somewhat, due to seasonal factors, in the second half of 2009. Further, sales and marketing expenses may fluctuate throughout 2009 to support new product introductions and any anticipated future growth.

General and administrative

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
General and administrative	$7,721	$5,160	$4,636	$(3,085)	(40.0)%	$(524)	(10.2)%
Percent of revenue	9.2%	10.3%	8.0%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
General and administrative	$14,904	$9,796	$(5,108)	(34.3)%
Percent of revenue	9.0%	9.1%

General and administrative expenses consist primarily of employee salaries, share-based compensation, and other benefit-related expenses for administrative, executive and finance personnel, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses for the second quarter of 2009 decreased $0.5 million, or 10.2%, from the first quarter of 2009, primarily due to a decrease of $0.4 million for outside services, reflecting receipt of payment on an insurance claim related to legal fees. General and administrative expenses decreased $3.1 million, or 40.0% in the second quarter of 2009, as compared with the second quarter of 2008, primarily due to decreases of $0.9 million for outside services, $1.0 million for salaries, $0.5 million in share-based compensation and $0.2 million for benefits. These decreases to compensation related expenses reflect the personnel reduction and lack of bonus accruals for 2009.

Due to a decline in revenue forecast, we have implemented measures to manage expenditures, and the impact of these measures is evident in our operating expenses for the first half of 2009. As the nature of certain general and administrative expenses are relatively fixed, these expenses will not decrease in proportion to revenue. Further, certain expenses may increase somewhat to support long-term strategic initiatives.

Other operating expenses

In connection with our global reorganization announced in December 2008, we incurred restructuring charges of $2.5 million and $0.3 million in the fourth quarter of 2008 and first quarter of 2009, respectively. These charges were related to estimated severance costs associated with the workforce reduction. We did not incur expense related to this specific reorganization in the second quarter of 2009 and do not expect to incur additional expense during the remainder of 2009.

Interest and dividend income

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Interest and dividend income	$1,120	$644	$545	$(575)	(51.3)%	$(99)	(15.4)%
Percent of revenue	1.3%	1.3%	0.9%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Interest and dividend income	$2,422	$1,189	$(1,233)	(50.9)%
Percent of revenue	1.5%	1.1%

Interest and dividend income includes interest and dividends from cash and short-term cash equivalents, as well as long-term available-for-sale debt securities and equity investments.

Interest and dividend income for the second quarter and first half of 2009 decreased from the second quarter and first half of 2008, primarily as a result of declining interest rates, as well as declining cash balances. Interest income for the second quarter of 2009 decreased slightly from the first quarter of 2009, due to the continuing decline in interest rates. We expect that interest income will fluctuate due to changes in our cash balances and general economic conditions, as well as fluctuating short-term and long-term interest rates in the United States.

Other income (expense), net

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Other income (expense), net	$(144)	$(147)	$143	$287	(199.3)%	$290	(197.3)%
Percent of revenue	(0.2)%	(0.3)%	0.2%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Other income (expense), net	$(338)	$(4)	$334	(98.8)%
Percent of revenue	(0.2)%	(0.0)%

Other income (expense), net includes interest expense, foreign currency translation gains and losses and other miscellaneous transactions.

There was no significant change in other income (expense) for the second quarter of 2009 as compared with the first quarter of 2009 and second quarter of 2008. Other income (expense) may fluctuate significantly year to year but we do not expect it to have material impact on our condensed consolidated statements of operations.

Impairment of investments

In the second quarter of 2009 we recorded a $0.5 million impairment to our equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC. See also Note 10 “Equity Investments and Related Party Reporting” to our condensed consolidated financial statements for a discussion of our evaluation of GSMC. In the first quarter of 2008, we fully reserved a note receivable from an unrelated third party in the amount of $216,000 due to our expected inability to collect it.

Provision for (benefit from) income taxes

We recorded a tax benefit of $1.1 million and a tax provision of $1.7 million for the second quarter and first half of 2009, respectively, consisting primarily of foreign withholding taxes, withholding tax reserves and currency re-measurement on withholding tax reserves. The tax benefit of $1.1 million in the second quarter of 2009 represents a decrease of $3.9 million, as compared with the first quarter, primarily due to a favorable adjustment from the out of period correction of a $2.2 million error related to foreign withholding tax reserves and the associated currency re-measurement. See also Note 1. “Basis of Presentation - Out of Period Adjustments” to our condensed consolidated financial statements. For the first half of 2008, we recorded a $4.7 million tax benefit, consisting primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes and reserves.

Because relatively small changes in our forecasted net income or loss for 2009 can significantly affect our projected annual effective tax rate for certain foreign entities, we believe a discrete calculation for the second quarter and first half of 2009 is the most reliable estimate of our effective tax rate for those entities.

We maintained a full valuation allowance on our net deferred tax assets as of June 30, 2009. Determination of the valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Pro rata share of loss from equity investments

	Three Months Ended
	June 30, 2008	March 31, 2009	June 30, 2009	2Q09-Over-2Q08 Change		2Q09-Over-1Q09 Change
Pro rata share of loss from equity investments	$2,241	$595	$254	$(1,987)	(88.7)%	$(341)	(57.3)%

	Six Months Ended
	June 30, 2008	June 30, 2009	2Q09-Over-2Q08 Change
Pro rata share of loss from equity investments	$4,137	$849	$(3,288)	(79.5)%

Our pro rata share of loss from equity investments primarily represents our share of loss from our investment in Advanced Chip Engineering Technology Inc., or ACET. Our pro rata share of loss from equity investments for the second quarter and first half of 2009 was $0.3 million and $0.8 million, respectively. Our pro rata share of loss from equity investments for the second quarter and first half of 2008 was $2.2 million and $4.1 million, respectively. Our share of ACET’s loss for the first half of 2009 decreased significantly, as compared to the first half of 2008, primarily due to an impairment of $9.7 million recorded in the fourth quarter of 2008. The impairment resulted in a subsequent reduction to our pro rata share of the carrying value of long lived assets and associated depreciation expense. Our total investment represents approximately 38.5% of the outstanding equity of ACET at June 30, 2009.

Liquidity and Capital Resources (in thousands)

	Six Months Ended June 30,
	2008	2009
Cash provided by (used in):
Operating activities	$11,334	$911
Investing activities	$(36,253)	$(481)
Financing activities	$(18,866)	$(100)

Principal sources of liquidity at June 30, 2009 consist of $100.1 million of cash, cash equivalents, and short-term available-for-sale investments. Additional sources of liquidity may include certain marketable debt securities classified as long-term available-for-sale debt securities.

Operating activities. Operating activities provided $0.9 million of cash in the first half of 2009. The primary sources of cash from operating activities were a $15.7 million decrease in inventories and a $2.5 million increase in accounts payable, along with $5.8 million in non-cash expense for inventory write-downs and provision for adverse purchase commitments, $4.9 million for depreciation and amortization and $1.5 million for share-based compensation. Offsetting these sources of cash were our net loss of $17.4 million and $11.2 million increase in accounts receivable. The changes to accounts receivable and inventory balances primarily reflect the sharp drop in product sales during the fourth quarter of 2008 and inventory replenishment by our customers during the second quarter of 2009. Share-based compensation expense for the first half of 2009 declined, as compared to the first half of 2008, due in part to charges in the second quarter of 2008 related to the grant of restricted stock options and tender offer. Our share of ACET’s loss for the first half of 2009 decreased significantly, as compared to the first half of 2008, primarily due to an impairment of $9.7 million recorded in the fourth quarter of 2008. The impairment resulted in a subsequent reduction to our pro rata share of the carrying value of long lived assets and associated depreciation expense.

For the first half of 2008, the primary source of cash from operating activities was an $18.7 million decrease in accounts receivable, due primarily to a decline in revenue. Offsetting this source of cash flow was a $19.7 million increase in inventories, due primarily to easing of capacity constraints coupled with the decline in revenue. Although we reported a net loss of $8.1 million for the first half of 2008, this loss was offset by non-cash operating expenses including $5.4 million in depreciation and amortization and $3.0 million in share-based compensation, in addition to $4.2 million in non-cash losses related to our equity interest in ACET.

Investing activities. We used $0.5 million for investing activities during the first half of 2009, with $37.3 million in purchases of available-for-sale debt securities offset by $37.6 million in maturities of available-for-sale debt securities. Purchases of property and equipment were not significant in the first half of 2009, reflecting efforts to carefully manage cash in response to adverse market conditions. For the first half of 2008, investing activities used $36.3 million, consisting primarily of purchases of long-term available-for-sale debt securities of $59.6 million and property and equipment of $5.2 million. These uses of cash were partially offset by $29.0 million in maturities of available-for-sale debt securities. We purchased long-term available-for-sale debt securities commencing during the first half of 2008 in order to obtain a higher interest rate yield.

Financing activities. There were no significant sources or uses of cash from financing activities during the first half of 2009. Net cash used by financing activities was $0.1 million, with payments of capital leases largely offset by proceeds from issuance of common stock. Net cash used by financing activities totaled $18.9 million for the first half of 2008, including $11.9 million for repurchase of common stock and $6.9 million for repayment of our line of credit.

Credit Market Risk

As of June 30, 2009, we held corporate bonds and notes of $4.0 million and government bonds and notes of $76.1 million. These securities’ cash flows are funded by the principal and interest payments of the underlying corporate loans and federal, state and local governmental loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

As of June 30, 2009, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2008.

Purchase Commitments. As of June 30, 2009 we had outstanding purchase commitments with our foundry vendors of $21.7 million for delivery in 2009, with a recorded a liability of $1.9 million for related adverse purchase commitments. In comparison, as of December 31, 2008, we had outstanding purchase commitments with our foundry vendors of $13.2 million, with a recorded liability of $1.1 million for adverse purchase commitments.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of June 30, 2009.

Recent Accounting Pronouncements

Please see Note 1 “Basis of Presentation” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities, including currency exchange rates for China, Taiwan, Japan, Korea, Singapore, Malaysia and the United Kingdom. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. We have liabilities for uncertain tax positions related to foreign withholding tax on license revenue, and fluctuations in foreign exchange rates could affect the measurement of these liabilities. As of June 30, 2009, a 10% move in these rates could result in an increase to our tax provision expense of approximately $0.8 million. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2007, 2008 and the first half of 2009 we recorded investment impairments of $22.4 million, $21.8 million and $0.5 million, respectively. We do not currently hold any investments sensitive to market risk which were entered into for trading purposes.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of June 30, 2009 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures.

The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents, short-term available-for-sale investments and long-term available-for-sale debt securities as of June 30, 2009 (in thousands, except percentages):

	Carrying Value	Interest Rate
Cash and cash equivalents - variable rate	$51,206	1.0%
Short-term available-for-sale investments - fixed rate	49,664	1.5%
Long-term available-for-sale debt securities - fixed rate	34,457	1.9%

	$135,327

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures were not effective as of June 30, 2009 as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, we did not maintain a sufficient complement of tax resources with the required proficiency to identify, evaluate, review and report complex tax accounting matters. This deficiency resulted in adjustments to the unaudited condensed consolidated financial statements for the quarter ended June 30, 2009, as more fully described in Note 1 to the unaudited condensed consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we have performed additional analyses and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

As described above with respect to the material weakness identified, there have been changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

As a result of the material weakness, we intend to continue to review and make changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel or the dedication of resources having sufficient knowledge and experience in tax to strengthen the controls around the tax provision, as well as enhancing the review process associated with the preparation of the income tax provision.

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal controls over financial reporting and may in the future modify these measures or implement additional measures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (or the “Federal Derivative Litigation”) and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the Court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time since our initial public offering in 1995. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which the Court heard on April 24, 2009. On July 7, 2009, the Court granted defendants’ motion and dismissed the federal securities claim with leave to amend. Plaintiffs have until August 21, 2009 to file an amended complaint. We are currently in ongoing settlement discussions in the above referenced matter.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses associated with these or other litigation have been accrued in our financial statements as of June 30, 2009.

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

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. We have experienced such periods of revenue shortfalls in the past, including in the fourth quarter of 2008, and we were not able to reduce our operating expenses sufficiently to offset the revenue declines we experienced. Our future operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following reasons:

•

sudden drops in consumer demand, such as we experienced in the fourth quarter of 2008 and first quarter of 2009, may cause customers to cancel backlog, push out shipment schedules, or reduce new orders, possibly due to a slowing economy or inventory corrections among our customers;

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007, 2008 and the first half of 2009 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The current negative worldwide economic conditions and market instability make it increasingly difficult for us to accurately forecast future product demand trends. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of June 30, 2009, we had $33.3 million of inventory on hand, a decrease of $20.8 million, or 38.5%, from December 31, 2008. Total valuation adjustments to inventory and adverse purchase commitments were $8.5 million in 2007, $14.2 million in 2008 and $5.8 million for the first half of 2009. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment, to the extent that the carrying value of the inventory exceeds the average selling price, and could harm our financial results. For excess inventory analysis, we compare the inventory on hand with the forecasted demand. Demand is based on one year for packaged products and two years for products in die form. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans, diminished market demand and other factors that may be appropriate during a particular period. In the event that customer requirements cause us to change this methodology, it may be necessary for us to provide for an additional allowance, which could result in a significant adjustment and could harm our financial results.

Cancellations or rescheduling of backlog may result in lower future revenue and harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. We have experienced a significant push out of customer delivery schedules and significant order cancellations in the past, including in the fourth quarter of 2008. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business in the future. We have historically experienced a decrease in the average selling prices of our products during periods of industry-wide oversupply and excessive inventory. We have experienced price erosion in selected areas in 2008 and 2009 and our business could be further harmed by a continued industry-wide prolonged downturn.

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

During 2007, 2008 and the first half of 2009, our international product and licensing revenues accounted for 94.3%, 92.9% and 93.5% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 88.8%, 87.3% and 89.0% of our net product revenues from Asia during 2007, 2008, and the first half of 2009, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity and debt securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For 2007, 2008 and the first half of 2009, we recorded impairments on our investments of $22.4 million, $21.8 million and $0.5 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash and cash equivalents and short-term and long-term investment portfolio as of June 30, 2009 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate fluctuations and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of June 30, 2009, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. Also, as a result of current market conditions, the value of our investments in publicly held companies in Taiwan, a component of our long-term investment portfolio, have declined significantly. During 2008 we recorded an impairment charge of $231,000 associated with our investment in KYE. We did not record any impairments associated with our investments in publicly held companies during the first half of 2009. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2008 and the first half of 2009, SPT serviced end customer sales accounting for 56.2% and 60.4%, respectively, of our net product revenues recognized. As of December 31, 2008 and June 30, 2009, SPT represented 50.9% and 67.5%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by four foundries, Grace and HHNEC in China, TSMC in Taiwan, and Seiko-Epson Corporation. We have an equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Samsung Corporation in Korea and Maxchip Electronics Corporation, or Maxchip, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results. Purchases from our top three suppliers accounted for 52.1% and 25.4% of our costs of revenues in 2008 and the first half of 2009, respectively.

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

In the event we are unable to reach agreement with GSMC on the terms of our technology license or a dispute arises regarding the obligations of the parties, our business and financial condition could be harmed.

On December 29, 2008, we entered into an Amending Agreement with GSMC, pursuant to which we agreed to provide GSMC with funding of $15.0 million in return for new equity securities to be issued by GSMC pursuant to a separate Subscription Agreement. The Amending Agreement grants certain technology licenses to GSMC, and requires GSMC to pay SST as upfront fees for the licenses granted the said $15.0 million within five working days of receipt of such $15.0 million. SST and GSMC entered into an Amendment to Amending Agreement on March 1, 2009, in order to clarify the terms of the Amending Agreement.

We tendered the full amount of $15.0 million to GSMC on July 2, 2009 pursuant to a Subscription Agreement, dated June 12, 2009. However, as of the date of filing of this Quarterly Report on Form 10-Q, GSMC has not remitted the upfront license fee payments required under the Amending Agreement and GSMC has instead requested a re-negotiation of the terms of the technology licenses set forth in the Amending Agreement.

If we and GSMC are unable to reach agreement on the terms of the technology licenses or a dispute arises as to the obligations of the parties under the agreements, we intend to request that the $15.0 million we tendered to GSMC on July 2, 2009 be returned.

In the event we are unable to reach agreement on such terms and a dispute arises regarding the obligations of the parties, our business and financial condition could be harmed. We currently rely on a subsidiary of GSMC, Grace, to manufacture a significant portion of our products and any dispute with GSMC could harm our relationship with GSMC and adversely affect Grace’s willingness to continue to manufacture our products. Our revenues may be impacted if we are unable to obtain adequate wafer supplies from Grace and are unable to secure alternate wafer fabrication capacity. Our wafer foundry purchases from Grace are made on a per-order basis and we do not have a long-term supply agreement with Grace. If Grace fails to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

We are dependent on Bing Yeh, our Chief Executive Officer, as well as the other principal members of our management team and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of flash memory technology. Competition is especially intense in Silicon Valley, where our corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

Our ability to compete successfully depends, in part, on our ability to protect our intellectual property rights.

We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of June 30, 2009, we held 267 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2029 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

The matters relating to the review of our historical stock option granting practices and the restatement of our consolidated financial statements has resulted in litigation, which could harm our financial results.

In March 2007, our Board of Directors determined to conduct a voluntary review of our historical stock option grant practices covering the time since our initial public offering in 1995. The review was led by the Chairman of the Audit Committee of the Board of Directors with the assistance of outside independent legal counsel, and began on or about March 15, 2007. As described further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, the Chairman of the Audit Committee reached the conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we recorded additional non-cash share-based compensation expense, and related tax effects, related to stock option grants and restated our historical financial statements. The review of our historical stock option granting practices required us to incur substantial expenses for legal, accounting, tax and other professional services, totaling $12.0 million for 2007. In addition, the review diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 30, 2009.

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

A virus or viral outbreak in Asia or elsewhere could harm our business.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the first half of 2009 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

The restatement of financial statements for the years ended December 31, 1997 through December 31, 2005 in prior filings with the SEC was a strong indicator of the existence of a material weakness in the design or operation of internal control over financial reporting. We concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements were remediated, and thus concluded that the control deficiencies relating to our historical stock option grant practices that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of December 31, 2006. Additionally, as of December 31, 2006 and 2007 and the quarter and nine months ended September 30, 2008, we did not maintain effective controls over the completeness, accuracy, valuation and presentation and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the recording of inventory adjustments resulting from physical inventory observations, capitalization of production variances into inventory and valuation of inventory related reserves in accordance with generally accepted accounting principles in the United States, were not effective. These control deficiencies resulted in audit adjustments to the 2006 and 2007 consolidated annual financial statements and to the interim financial statements for the quarters ended March 31, 2008 and September 30, 2008, that required remediation. Management implemented a remediation plan and remediated the material weaknesses as of December 31, 2008.

During the second quarter of 2009, we identified an error related to the recording of the income tax provision. Despite having engaged third party tax experts to assist us, in calculating our tax provision for the quarter ended March 31, 2009, we incorrectly calculated our reserve for foreign tax withholding on license revenue. We concluded that our disclosure controls and procedures were not effective as of June 30, 2009 as a result of a material weakness in our internal control over financial reporting, specifically the controls which ensure the accuracy of the provision for income taxes. If we are unable to remediate the noted weakness or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price. In addition, successful remediation of the noted deficiency is dependent on our ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weakness or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 23, 2009, the shareholders:

1.	Elected the persons listed below to serve as directors of SST for the ensuing year and until their successors are elected.

2.	Approved the 2009 Employee Stock Purchase Plan,

3.	Ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009.

On April 27, 2009, the record date of the Annual Meeting, we had 95,746,454 shares of common stock outstanding. At the Annual Meeting, holders of 83,530,761 shares of common stock were present in person or represented by proxy. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal 1 - Election of Directors

Director	Votes in Favor	Votes Withheld
Bing Yeh	79,727,156	3,803,605
Yaw Wen Hu	80,285,363	3,245,398
Ronald Chwang	69,692,972	13,837,789
Terry M. Nickerson	77,896,911	5,633,850
Bryant R. Riley	68,479,544	15,051,217
Edward Yao-Wu Yang	70,129,925	5,784,027

Proposal 2 - Approval of the 2009 Employee Stock Purchase Plan

Votes in Favor	54,992,432
Votes Against	1,719,990
Abstentions	1,867,272
Broker Non-votes	24,951,067

Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm

Votes in Favor	81,993,509
Votes Against	1,335,819
Abstentions	201,433
Broker Non-votes	0

Item 5. Other Information

On June 8, 2009, we announced the appointment of Dr. Bertrand F. Cambou as the President of SST effective June 8, 2009. We further reported on our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2009, that Dr. Cambou will be granted a stock option for 700,000 shares of SST common stock pursuant to our 2008 Equity Incentive Plan, on July 31, 2009, the last market trading day of July, in accordance with our new hire grant policy. In accordance with our new hire grant policy, this stock option was not granted on July 31, 2009 because the trading window was closed, and will instead be granted on the third business day following the filing of this Quarterly Report on Form 10-Q; provided our trading window is then open.

Item 6. Exhibits

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2008.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1(1)	2009 Employee Stock Purchase Plan.	DEF 14	000-26944	Annex A	4/30/09

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Senior Vice President, Finance and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

32.2(1)	Certification of Senior Vice President, Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

(1)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Silicon Storage Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 17th day of August, 2009.

SILICON STORAGE TECHNOLOGY, INC.

By:	/s/ BING YEH
Bing Yeh
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES B. BOYD
James B. Boyd
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)