Form 10-Q
period 2009-09-30
SILICON STORAGE TECHNOLOGY INC
filed 2009-11-09
CIK 855906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares outstanding of Common Stock, no par value, as of October 31, 2009: 95,854,157

SILICON STORAGE TECHNOLOGY, INC.

FORM 10-Q: QUARTER ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net revenues:
Product revenues - unrelated parties	$31,198	$24,785	$89,638	$59,422
Product revenues - related parties	48,603	36,981	130,934	92,897
Technology licensing - unrelated parties	12,472	9,333	36,296	26,643
Technology licensing - related parties	125	154	315	503

Total net revenues	92,398	71,253	257,183	179,465

Cost of revenues:
Cost of revenues - unrelated parties	19,545	16,496	62,475	41,419
Cost of revenues - related parties	41,876	32,294	114,073	86,480

Total cost of revenues	61,421	48,790	176,548	127,899

Gross profit	30,977	22,463	80,635	51,566

Operating expenses:
Research and development	14,260	10,583	45,095	33,247
Sales and marketing	6,713	5,147	21,114	15,273
General and administrative	5,931	5,252	20,835	15,048
Other	—	—	—	329

Total operating expenses	26,904	20,982	87,044	63,897

Income (loss) from operations	4,073	1,481	(6,409)	(12,331)

Interest income	907	431	3,306	1,620
Dividend income	1,555	1,406	1,578	1,406
Gain on sale of equity investments	—	1,080	—	1,080
Impairment of investments	—	—	(234)	(485)
Other income (expense), net	(149)	459	(487)	455

Income (loss) before provision for (benefit from) income taxes and pro rata share of loss from equity investments	6,386	4,857	(2,246)	(8,255)
Provision for (benefit from) income taxes	(438)	1,643	(5,098)	3,371

Income (loss) before pro rata share of loss from equity investments	6,824	3,214	2,852	(11,626)
Pro rata share of loss from equity investments	1,903	122	6,040	971

Net income (loss)	$4,921	$3,092	$(3,188)	$(12,597)

Net income (loss) per share - basic	$0.05	$0.03	$(0.03)	$(0.13)

Shares used in per share calculation - basic	99,186	95,852	101,527	95,768

Net income (loss) per share - diluted	$0.05	$0.03	$(0.03)	$(0.13)

Shares used in per share calculation - diluted	99,676	95,866	101,527	95,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,880	$75,251
Short-term available-for-sale investments	48,997	40,607
Trade accounts receivable-unrelated parties, net of allowance for doubtful accounts of $79 at December 31, 2008 and $10 at September 30, 2009	9,356	9,830
Trade accounts receivable-related parties	10,761	26,113
Inventories	54,159	30,643
Other current assets	4,153	4,016

Total current assets	178,306	186,460

Property and equipment, net	18,913	13,365
Long-term available-for-sale equity investments	18,196	34,941
Long-term available-for-sale debt securities	31,848	27,915
Equity investment, GSMC	11,506	20,720
Equity investments, others	13,113	12,168
Goodwill	11,221	11,221
Intangible assets, net	3,573	1,772
Other assets	1,807	4,215

Total assets	$288,483	$312,777

LIABILITIES
Current liabilities:
Trade accounts payable-unrelated parties	$15,702	$16,813
Trade accounts payable-related parties	3,444	9,160
Accrued expenses and other liabilities	14,200	23,284
Deferred revenue	3,841	2,025

Total current liabilities	37,187	51,282

Taxes payable	7,760	8,497
Other liabilities	322	1,245

Total liabilities	45,269	61,024

Commitments (Note 6) and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY
Common stock	412,312	414,774
Accumulated other comprehensive income	14,308	32,982
Accumulated deficit	(183,406)	(196,003)

Total shareholders’ equity	243,214	251,753

Total liabilities and shareholders’ equity	$288,483	$312,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(3,188)	$(12,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,008	6,926
Share-based compensation expense	4,212	2,040
Provision (credits) for doubtful accounts receivable	82	(68)
Provision for (release from) sales returns	498	(15)
Write-down of inventories and provision for adverse purchase commitments	7,573	9,274
Pro rata share of loss from equity investments	6,040	971
Gain on sale or exchange of equity investments	—	(1,080)
Other	216	597
Changes in operating assets and liabilities:
Trade accounts receivable - unrelated parties	2,037	(396)
Trade accounts receivable - related parties	5,853	(15,347)
Inventories	(21,891)	16,218
Other current and non-current assets	(348)	506
Trade accounts payable - unrelated parties	(3,172)	1,111
Trade accounts payable - related parties	1,538	5,716
Accrued expenses and other liabilities	(6,439)	(2,213)
Deferred revenue	2,207	(1,816)

Net cash provided by operating activities	3,226	9,827

Cash flows from investing activities:
Purchase of property and equipment	(7,242)	(769)
Purchases of available-for-sale investments	(85,269)	(46,871)
Maturities of available-for-sale investments	59,875	62,052
Other	(627)	291

Net cash provided by (used in) investing activities	(33,263)	14,703

Cash flows from financing activities:
Payments on line of credit	(6,943)	—
Issuance of shares of common stock	1,096	583
Repurchases of shares of common stock	(17,930)	—
Principal payments of capital leases	(863)	(734)

Net cash used in financing activities	(24,640)	(151)

Effect of changes in foreign currency exchange rates on cash	151	(8)

Net increase (decrease) in cash and cash equivalents	(54,526)	24,371
Cash and cash equivalents at beginning of period	118,157	50,880

Cash and cash equivalents at end of period	$63,631	$75,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILICON STORAGE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the full fiscal year. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP, for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 20, 2009. In connection with the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the date of September 30, 2009 through November 9, 2009, which is the date that the financial statements were issued.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification 105-10, Generally Accepted Accounting Principles - Overall, or the Codification, which establishes the FASB as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative accounting principles for SEC registrants. The Codification supersedes all other existing accounting and reporting standards and all other non-grandfathered accounting literature not included in the Codification is non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the effective date, the FASB will issue Accounting Standards Updates, and will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Any references made to FASB guidance within this document have been updated for the Codification.

In October 2009, the FASB issued new standards for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The new standards require entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminate the residual method of revenue allocation. The new standards also remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The new standards should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are still assessing the impact of the new standards on our consolidated financial condition, results of operations and cash flows.

In June 2009, the FASB issued an amended standard for determining whether to consolidate a variable interest entity. The amended standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: a) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the amended standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The amended standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period, and earlier application is prohibited. We are still assessing the impact of the amended standard on our consolidated financial position, results of operations and cash flows.

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

A presentation of the numerator and the denominator of basic and diluted net income (loss) per share are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator for basic and diluted net income (loss) per share:
Net income (loss), as reported	$4,921	$3,092	$(3,188)	$(12,597)
Denominator for basic net income (loss) per share,
Weighted average common shares outstanding	99,186	95,852	101,527	95,768
Dilutive potential of common stock equivalents	490	14	—	—

Shares used in computing diluted net income (loss) per share	99,676	95,866	101,527	95,768

Stock options to purchase 8.5 million shares of common stock with a weighted average exercise price of $4.35 were outstanding at September 30, 2009 and stock options to purchase 9.8 million shares of common stock with a weighted average exercise price of $4.60 were outstanding at September 30, 2008. These stock options were not included in the computation of diluted net loss per share for the nine months ended September 30, 2008 and 2009 because we incurred a net loss for these periods. Stock options to purchase 8.6 million shares with a weighted average per share price of $4.91, and stock options to purchase 8.1 million shares with a weighted average per share price of $4.50 were outstanding and not included in the computation of diluted net income per share for the three months ended September 30, 2008 and 2009, respectively, because the exercise price of these options exceeded the average fair market value of our common stock for that period.

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

The 1995 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, was terminated in July 2008. As of September 30, 2009, 237,928 shares were subject to outstanding stock awards under the Directors’ Plan and will remain subject to the terms of the Directors’ Plan until their exercise or expiration.

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

The 2009 Purchase Plan provides for eligible employees to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of a share of common stock on (i) the first day or (ii) the last day of the offering period, by withholding up to 10% of their annual base earnings. Each offering period will be six months, and the first offering period commenced in August 2009. Eligible employees must enroll prior to the beginning of the offering and may not purchase more than $25,000 of common stock in any calendar year. In addition, our Board of Directors has currently limited the maximum number of shares that may be purchased under the 2009 Purchase Plan on any single purchase date to 300,000 shares. Our executive officers are not eligible to participate in the 2009 to 2010 offering periods under the 2009 Purchase Plan.

We issued 265,000 shares under our 1995 Employee Stock Purchase Plan in the nine months ended September 30, 2009 for $0.5 million. We do not intend to issue any further shares pursuant to the 1995 Employee Stock Purchase Plan.

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

Share-based Compensation

The impact on our results of operations for share-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cost of revenues	$142	$97	$286	$323
Research and development	511	188	1,830	756
Sales and marketing	125	48	567	180
General and administrative	337	185	1,529	759
Other	—	—	—	22

Share-based compensation expense included in net loss	$1,115	$518	$4,212	$2,040

Share-based compensation of $170,000 and $39,000 was capitalized in inventory as of December 31, 2008 and September 30, 2009, respectively. The tax benefit from the exercise of options was $0 for the nine months ended September 30, 2008 and 2009. Included in share-based compensation for the nine months ended September 30, 2008 is a charge of $0.7 million for fully vested restricted stock awards granted in the second quarter of 2008. No restricted stock awards were granted during the nine months ended September 30, 2009.

As of September 30, 2009, we had unrecognized share-based compensation expense from stock options of $2.2 million including estimated forfeitures.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and assumptions noted in the following table. We estimate expected volatility based on our historical stock volatility. The risk-free interest rate for the expected term of the option is based on the yield of zero-coupon U.S. Treasury notes, with a term approximating the expected term of the option, in effect at the beginning of the quarter in which the option is granted. We have determined that our historical stock option exercise data is not an accurate predictor of future exercise transactions. For periods ending on or before June 30, 2009, we used the simplified method of calculating expected term for new grants. Beginning with the third quarter of 2009, in estimating the expected term, we utilize data from selected semiconductor companies, which we have concluded are similar with regard to market capitalization, stock option contractual term, and vesting schedules. We intend to continue to use a similar methodology until we determine that our historical stock option exercise data will more accurately predict future exercise transactions.

Assumptions used in the fair value of each option made under our equity award plans are reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Risk-free interest rate	3.7%	2.8%	3.0%-3.9%	2.2%-2.8%
Expected term of option	6.1 years	4.8 years	4.8-6.1 years	4.8-6.1 years
Expected volatility	62.1%	63.4%	53.1%-63.8%	63.4%-65.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

4. Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Cash Equivalents. The fair values of cash equivalents are based on observable market prices and have been categorized in Level 1 in the fair value hierarchy. Cash equivalents consist primarily of money market funds.

Available-for-sale investments

•

Bonds and notes - The fair values of debt securities, such as municipal, United States government and foreign obligations are categorized in Level 2 of the fair value hierarchy. The fair values are based on the quoted market prices in less active markets and are based on evaluated prices that reflect observable market information, such as actual trade information for similar securities, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

•

Marketable equity securities - The fair values of marketable equity securities are categorized in Level 1 of the fair value hierarchy. The fair values are based on quoted prices in active markets which are primarily traded on the New York Stock Exchange, NASDAQ, and the Taiwan Stock Exchange.

Non-marketable equity securities. The fair values of non-marketable equity securities are categorized in Level 2 in the fair value hierarchy. The fair values of these securities are based on a quarterly review using impairment indicators including (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation. If a review indicates the security is other than temporarily impaired, the non-marketable equity security investment is written down to its impaired value.

The following table represents the fair value hierarchy for our assets (cash equivalents and available-for-sale investments) measured at fair value on a recurring basis (in thousands):

	September 30, 2009
Description	Level 1	Level 2	Level 3	Total
Money market funds	$27,261	$—	$—	$27,261
Government agency obligations	—	65,002	—	65,002
Foreign corporate obligations	—	3,520	—	3,520
Foreign listed equity securities	34,941	—	—	34,941

Total	$62,202	$68,522	$—	$130,724

	December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Money market funds	$10,721	$—	$—	$10,721
Corporate bonds and notes	—	5,939	—	5,939
Government agency obligations	—	74,906	—	74,906
Foreign listed equity securities	18,196	—	—	18,196

Total	$28,917	$80,845	$—	$109,762

We have no liabilities or non-financial assets measured at fair value on a recurring basis as of September 30, 2009.

5. Selected Balance Sheet Detail

Inventories are as follows (in thousands):

	December 31, 2008	September 30, 2009
Raw materials	$35,688	$13,976
Work in-process	2,869	7,729
Finished goods	13,499	5,417
Finished goods held at logistics center	2,103	3,521

	$54,159	$30,643

During the three and nine months ended September 30, 2009, inventory which was written down in a prior period by $3.2 million and $5.0 million, respectively, was sold and $0.5 million and $2.9 million, respectively, was scrapped. For the three and nine months ended September 30, 2008, inventory written down in a prior period by $3.1 million and $4.6 million, respectively, was sold and $0.6 million and $6.3 million was scrapped. For the nine months ended September 30, 2008 and 2009, we wrote down $8.2 million and $7.3 million, respectively, on other unsold products in inventory.

Accrued expenses and other liabilities are as follows (in thousands):

	December 31, 2008	September 30, 2009
Customer prepayments	$—	$9,707
Accrued compensation and related items	5,253	4,849
Accrued adverse purchase commitments	1,092	3,197
Accrued commissions	1,021	1,272
Accrued restructuring charge	2,338	—
Other accrued liabilities	4,496	4,259

	$14,200	$23,284

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

Changes in the warranty reserves are as follows (in thousands):

	Nine Months Ended September 30,
	2008	2009
Beginning balance	$358	$176
Provisions for warranty	582	—
Warranty returns	(353)	(89)
Re-screening, re-testing and other settlements	(305)	(29)

Ending balance	$282	$58

6. Commitments

As of September 30, 2009 we had outstanding purchase commitments with our foundry vendors of $26.5 million for delivery in 2009. We have recorded a liability of $3.2 million for related adverse purchase commitments.

Our technology license agreements generally include an indemnification clause that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement by our proprietary technology. The terms of these guarantees approximate the terms of the technology license agreements, which typically range from five to ten years. Our current license agreements expire from 2010 through 2016. The maximum possible amount of future payments we could be required to make, if such indemnifications were required on all of these agreements, is $57.6 million. We have not recorded any liabilities related to these indemnifications as of September 30, 2009.

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

7. Contingencies

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (or the “Federal Derivative Litigation”) and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time since our initial public offering in 1995. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which the Court heard on April 24, 2009. On July 7, 2009, the court granted defendants’ motion and dismissed the federal securities claim with leave to amend. Federal plaintiffs filed a third amended complaint on August 21, 2009. The newest complaint asserts state-law fiduciary duty claims based on diversity jurisdiction; no federal securities claims are alleged. On September 24, 2009, defendants moved to dismiss the amended complaint with prejudice. Plaintiffs’ opposition briefs are due on January 15, 2010, and the hearing on the motions is set for February 5, 2010. We are currently in ongoing settlement discussions in the above referenced matter.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. We have accrued what we believe to be probable costs in connection with the potential settlement of the shareholder class action complaints and the shareholder derivative complaints. As a result, approximately $0.7 million is included in Accrued expenses and other liabilities in our financial statements as of September 30, 2009.

8. Goodwill and Intangible Assets

Goodwill and intangible assets include $11.2 million of goodwill, $0.2 million of net identifiable intangible assets from acquisitions made in 2004 and 2005 and $1.6 million of net purchased intellectual property. The goodwill is not being amortized but is tested annually for impairment. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2009. We review intangible assets for adjustments when an event or circumstance occurs indicating a possible impairment in value. We did not record any impairment to intangible assets during the nine months ended September 30, 2009.

Intangible assets consist of the following (in thousands):

	September 30, 2009
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(11,335)	$(384)	$72
Intellectual property	3,243	(317)	(1,322)	1,604
Trade name	1,198	(1,198)	—	—
Customer relationships	1,857	(1,761)	—	96
Non-compete agreements	810	(810)	—	—

	$18,899	$(15,421)	$(1,706)	$1,772

	December 31, 2008
	Cost	Accumulated Amortization	Accumulated Impairment	Net
Existing technology	$11,791	$(10,127)	$(384)	$1,280
Intellectual property	3,394	(222)	(1,322)	1,850
Trade name	1,198	(1,032)	—	166
Customer relationships	1,857	(1,626)	—	231
Non-compete agreements	810	(764)	—	46

	$19,050	$(13,771)	$(1,706)	$3,573

Amortization expense was $0.4 million and $1.7 million for the three and nine months ended September 30, 2009, respectively. Amortization expense was $0.7 million and $2.1 million for the three and nine months ended September 30, 2008, respectively.

Estimated future intangible asset amortization expense for the next five years is as follows (in thousands):

Fiscal Year	Amortization of Intangible Assets
2009 (remaining three months)	$111
2010	682
2011	504
2012	471
2013	4

Total expected amortization expense	$1,772

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

The following table shows our revenues and gross profit for each segment (in thousands):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$68,521	$14,110	$50,038	$8,285
Non-Memory	11,280	4,270	11,728	4,691
Technology Licensing	12,597	12,597	9,487	9,487

	$92,398	$30,977	$71,253	$22,463

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009
	Revenues	Gross Profit	Revenues	Gross Profit
Memory	$191,064	$36,555	$121,437	$12,884
Non-Memory	29,508	7,469	30,882	11,536
Technology Licensing	36,611	36,611	27,146	27,146

	$257,183	$80,635	$179,465	$51,566

10. Related Party Reporting

The following table is a summary of our related party revenues and purchases, and our related party accounts receivable and accounts payable and accruals (in thousands):

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Apacer Technology, Inc. & related entities	$672	$1,100	$2,531	$2,591
Grace Semiconductor Manufacturing Corp.	125	154	315	503
Silicon Professional Technology Ltd.	47,931	35,881	128,403	90,306

	$48,728	$37,135	$131,249	$93,400

	Purchases
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Aptos Design Lab, Inc. & related entities	$228	$63	$770	$1,576
Grace Semiconductor Manufacturing Corp.	21,493	12,883	64,297	24,437
Powertech Technology, Incorporated	5,314	2,314	15,576	6,827

	$27,035	$15,260	$80,643	$32,840

	Accounts Receivable		Accounts Payable and Accruals
	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009
Aptos Design Lab, Inc. & related entities	$—	$—	$83	$93
Apacer Technology, Inc. & related entities	330	379	—	—
Grace Semiconductor Manufacturing Corp.	185	—	1,700	7,197
Powertech Technology, Incorporated	—	—	1,466	1,441
Professional Computer Technology Limited	—	—	20	—
Silicon Professional Technology Ltd.	10,246	25,734	175	429

	$10,761	$26,113	$3,444	$9,160

Prepayments of approximately $352,000 to Advanced Chip Engineering Technology Inc., or ACET, for the purchase of inventory are included in Other current assets at September 30, 2009. ACET is a subsidiary of Aptos Design Lab, Inc., or ADL. A prepayment of $9.7 million from Grace Semiconductor Manufacturing Corporation, or GSMC, for up-front licensing fees, is included in Accrued expenses and other liabilities at September 30, 2009.

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

11. Investments

Available-for-sale Investments

Available-for-sale investments at their estimated fair value and contractual maturities are as follows (in thousands):

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government bonds and notes	$64,867	$135	$—	$65,002
Foreign corporate bonds and notes	910	2,610	—	3,520
Foreign listed equity securities	4,713	30,228	—	34,941

Total bonds, notes and equity securities	$70,490	$32,973	$—	$103,463

Contractual maturity dates for investments in bonds and notes:
Less than one year				$40,607
One to five years				27,915

				$68,522

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds and notes	$5,924	$15	$—	$5,939
Government bonds and notes	74,264	642	—	74,906
Foreign listed equity securities	4,761	13,435	—	18,196

Total bonds, notes and equity securities	$84,949	$14,092	$—	$99,041

Contractual maturity dates for investments in bonds and notes:
Less than one year				$48,997
One to five years				31,848

				$80,845

Securities are classified as current if we expect the security to be realized in cash or sold or consumed during the normal operating cycle of our business. All bonds and notes currently held have contractual maturity dates within two years.

King Yuan Electronics Company Limited, or KYE, Insyde Software Corporation, or Insyde, Powertech Technology, Incorporated, or PTI, and PCT are Taiwanese companies that are listed on the Taiwan Stock Exchange. Investments in equity or debt securities of these companies have been included in “Long-term available-for-sale equity investments” or “Long-term available-for-sale debt securities.” The shares that are not available for resale within one year of the balance sheet date, due to local securities regulations, are recorded at cost and included in “Equity investments, others.” Cash dividends and other distributions of earnings from the investees, if any, are included in other income at the date of record.

Equity Investments

Investments in privately held enterprises and certain restricted stocks are accounted for using either the cost or equity method of accounting, as appropriate. Each period, we evaluate whether an event or change in circumstances has occurred that may indicate an investment has been impaired. If upon further investigation of such events we determine the investment has suffered a decline in value that is other than temporary, we write down the investment to its estimated fair value. As of September 30, 2009 and December 31, 2008 the carrying value of these investments was $32.9 million and $24.6 million, respectively.

In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, a Cayman Islands company. In the third quarter of 2009, we granted a technology license to GSMC in exchange for preferred shares in GSMC, valued at $9.7 million. The fair value of the shares issued was determined based on an assessment made in connection with the impairment of our investment in GSMC recorded as of June 30, 2009. See also “Impairment of Equity Investments” below for additional information on the methodology used to determine the fair value of our equity investment in GSMC. The $9.7 million prepayment from GSMC for the technology license is included in Accrued expenses and other liabilities at September 30, 2009. Bing Yeh, our CEO and Chairman of our Board of Directors, is also a member of GSMC’s board of directors. GSMC has a wholly owned subsidiary, Grace, which is a wafer foundry company with operations in Shanghai, China. Grace began to manufacture our products in late 2003. We have an equity ownership position of approximately 11.1% in GSMC as of September 30, 2009, with a carrying value of $20.7 million. As of September 30, 2009, we had no trade accounts receivable from GSMC. GSMC is a variable interest entity, of which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with GSMC is $20.7 million as of September 30, 2009.

During the third quarter of 2009, we exchanged our equity interest in ACET for an equity interest in Aptos Design Lab, or ADL, a privately held Taiwanese company. ADL currently has six members on its Board of Directors, of which SST holds one seat. As of September 30, 2009, our investment in ADL represents a 17.2% equity ownership position, with a carrying value of $2.3 million, and is accounted for using the cost method. Please also see “Investment in Equity Method Affiliate” below.

Investment in Equity Method Affiliate

In 2004, we invested $4.0 million in ACET, a privately held Taiwanese company. We made subsequent investments of $15.9 million and $10.3 million in 2006 and 2007, respectively, bringing our equity ownership position to approximately 38.5%. In September, 2009, the shareholders of ACET completed a reorganization of its capital structure through the partial sale of ACET to ADL. In the reorganization, approximately 87% of ACET shareholders’ equity ownership was exchanged for equity in ADL. Our entire investment in ACET was exchanged for preferred shares in ADL, representing a 17.2% equity ownership position with a carrying value of $2.3 million at September 30, 2009. As a result of the exchange, we recognized a gain of $0.8 million in the third quarter of 2009, including a cumulative translation adjustment of $0.2 million which was reclassified out of accumulated other comprehensive income.

For the three and nine months ended September 30, 2008 and 2009, we accounted for our investment in ACET under the equity method of accounting by including our pro rata share of ACET’s reported net loss in our condensed consolidated statement of operations in Pro rata share of loss from equity investments. We recorded $0.1 million and $0.8 million as our pro rata share of ACET’s loss for the three and nine months ended September 30, 2009, respectively. We recorded $1.9 million and $6.0 million as our pro rata share of ACET’s loss for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, we no longer hold an equity interest in ACET, as a result of the exchange for shares in ADL.

Impairment of Equity Investments

In 2001 and 2004, we invested an aggregate of $83.2 million in GSMC, which was carried at cost with an average price per share of $1.0375 for the preferred equity and $0.01 for the common equity. We recorded impairment charges in 2006, 2007, the fourth quarter of 2008 and the second quarter of 2009, of $40.6 million, $19.4 million, $11.6 million and $0.5 million, respectively. For each impairment recorded, the primary triggering event was an expected round of financing at a lower price per share than the carrying value of our preferred equity. To determine if there is an indication of impairment during each reporting period, we consider the price per share of the most recent round of financing of new equity investments, the expected timing of the next round of financing, the history of operating losses and negative cash flow, earnings and cash flow outlook, expected cash burn rate and the technological feasibility of GSMC’s products.

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

In the first quarter of 2008, we fully reserved a note receivable from an unrelated third party in the amount of $0.2 million due to our expected inability to collect it.

12. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income (loss)	$4,921	$3,092	$(3,188)	$(12,597)
Net unrealized gains (losses) on investments, net of tax	(11,277)	7,471	(12,837)	18,881
Cumulative translation adjustment	(927)	(194)	587	(207)

Total comprehensive income (loss)	$(7,283)	$10,369	$(15,438)	$6,077

13. Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2009. Determination of the valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

We recorded a tax provision of $1.6 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, consisting primarily of foreign withholding taxes, withholding tax reserves and currency re-measurement on withholding tax reserves. For the three and nine months ended September 30, 2008, we recorded a tax benefit of $0.4 million and $5.1 million, respectively. The tax benefit for the nine months ended September 30, 2008 consisted primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes and reserves.

Because relatively small changes in our forecasted net income or loss for 2009 can significantly affect our projected annual effective tax rate for certain foreign entities, we believe a discrete calculation for the three and nine months ended September 30, 2009 is the most reliable estimate of our effective tax rate for those entities.

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

Our business strategy is two fold: to continue to develop and grow our core NOR flash memory and embedded flash technology licensing business, while diversifying our business by expanding into new markets and pursuing growth opportunities through the development of new NAND Controller-based module and radio frequency IC products. In the NOR flash market, our goals are to be the leading worldwide supplier of low-density NOR flash memory devices and to maintain our position as the world’s number one embedded flash licensor by growing both upfront fees and per unit royalties. In our non-memory business markets, our objectives are to leverage our core competencies in NAND Controller design into systems solutions as adoption of solid state memory technology grows, and to leverage our radio frequency wireless technology and systems expertise as development continues on a multitude of electronic devices which are enabled for wireless communication.

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

Operations Overview

In response to the challenging market conditions of the past year, we began taking a fresh look at every aspect of our business; focusing our resources on areas that we believe will yield the most impact over time, while creating additional opportunities without incurring significant additional research and development expense in the near term. These efforts include a targeted approach to product development that emphasizes non-commodity applications through differentiated features, as well as new programs to enhance our licensing business. We have made good progress, and strong execution of these objectives, combined with an improved demand environment, resulted in solid financial performance for the third quarter of 2009, as well as yielding several key achievements in product development and technology licensing which we believe will help drive future growth.

After reaching a low point during the month of January, our product shipments rebounded in the first quarter of 2009. The end-market demand recovery that began in the second quarter continued through the third quarter, resulting in a greater than 30% sequential increase in unit shipments in the third quarter of 2009, as compared to the second quarter. Unit shipments to the digital consumer segment increased 47% sequentially, with digital camera, DVD and set-top-box applications showing especially strong growth. Unit shipments to the Internet computing segment increased 45% sequentially, with across-the-board increases, particularly in notebook and desktop PC, hard disk drive and PC monitor applications. Unit shipments to the networking segment increased 47% sequentially, driven primarily by shipment increases in DSL modem and wireless LAN applications. Unit shipments to the wireless communications segment were essentially flat, with the sequential growth in Bluetooth cordless phone and GPS applications offset by a steep decline in mobile phone shipments. Our licensing revenue increased significantly in the third quarter of 2009, reflecting the improvement in our licensees’ business in the second quarter.

We have begun to see stabilization in the pricing environment, as the rate of price decline for like products has slowed significantly from earlier in the year. Coupled with strong unit shipments, this stabilization contributed to a healthy growth in revenue across all application segments. Although our blended average selling price decreased approximately 7% in the third quarter of 2009, as compared to the second quarter, this decrease was primarily due to changes in our product mix, with strong revenue growth in serial flash and radio frequency power amplifier products, which have relatively lower average selling prices. Although seasonal trends in NOR flash, in combination with likely digestion of inventory in the channel, are expected to result in lower industry-wide demand, we expect this relative price stability will continue through the fourth quarter.

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

Non-Memory Products

Several years ago, with the recognition that our core memory business will continue to experience average selling price pressure that would limit our revenue growth potential, we began a diversification plan of investing in products and technologies that are expected to yield higher average selling prices and gross margins than our current memory products. We believe that a strategy of diversification will allow for better growth opportunities and higher return for our shareholders. Although it has taken time to establish this new business, we have been pleased by our progress in this area, given the difficulty of penetrating new markets and in an environment where customers are scaling back new product development. For the nine months ended September 30, 2009, our non-memory business contributed 20% of product revenue and 47% of product gross profit.

We continue to experience good traction with our NAND Controllers and modules, including NANDrive, our embedded flash solid-state drive product family, and our customer base for the NANDrive product line includes more than 80 customers. Our engineering teams are designing new controllers with new interfaces to expand our addressable market into applications such as mobile Internet devices, automotive and industrial equipment, camcorders and IP set-top boxes. We believe our growing portfolio of design wins is indicative of an emerging business and that we are in front of a positive revenue cycle for this product family.

Our radio frequency power amplifier products targeting the embedded Wi-Fi market showed strong sequential growth in the third quarter of 2009, with shipments in excess of 20 million units. Using advanced technologies, these devices feature a highly-efficient, low-power, small-footprint design that supports 802.11 wireless standard. We recently announced the availability of our newest radio frequency power amplifier, which supports an operating voltage up to 5V, resulting in ultra-high linear output power capability. This new device helps increase the transmission range and data rate of wireless access points and routers to better support broadband applications, such as streaming video and other multimedia-rich content. These products are winning designs with major chipset manufacturers for use in smart phone applications, and we expect the ramp up of these chipsets to drive volume shipments of our power amplifier products in 2010. In addition, design wins with our radio frequency power amplifier chipset partners expand opportunities for our NOR memory and NANDrive products.

Due to the complexity of these new product families, the design-in and qualification cycle is long, and we further expect our near term results to be impacted by the challenging overall economic environment.

Memory Products and Technology Licensing

Our focus on product innovation and technology advancement is essential to sustaining growth in challenging market conditions. As we refine our roadmap, we are putting special emphasis on development of innovative products with differentiated features that expand our addressable market. We recently announced a new family of high-speed quad-bit serial flash memory with our proprietary execute-in-place feature, which builds upon the success of our innovative and award-winning SQI flash products. In order to take advantage of significant cost savings, over the past several years, electronics device manufacturers have been transitioning from parallel flash to serial flash for use in certain applications. However, serial flash has historically not offered the performance level required for use in applications requiring very high speed memory access, such as mobile handsets, Bluetooth headsets and GPS devices. Our high speed SQI serial flash achieves a breakthrough combination of the high performance level typically associated with parallel flash memory and the low pin count and space savings of serial flash memory, as well as extremely low power consumption, which is critical for the design of next-generation devices. We also continue to ramp our 120nm technology products at Shanghai Grace Semiconductor Manufacturing Corporation, or Grace, and Maxchip Electronics Corporation, or Maxchip. In addition to cost advantages, these products offer significant performance, power efficiency and footprint advantages over previous generations. Our goal is for these 120nm products to contribute 50% of our memory product revenue over the next few quarters.

Our licensing revenue increased by more than 50% in the third quarter of 2009, as compared to the second quarter, reflecting the general improvement in the semiconductor industry in the second quarter. We anticipate continued growth in our royalty revenue in the fourth quarter, as market conditions remained positive in the third quarter, and several new licensing agreements are expected to contribute up front fees. Our licensing business represents considerable opportunity for us and we are placing enhanced emphasis in several areas we believe will foster growth. In addition to growing our licensee base to new accounts in wafer foundries, integrated device manufacturers and design houses, we are also working with current licensees to expand to more advanced technology nodes. During the past few quarters we have signed several new licensing agreements, which we expect will begin to contribute upfront fees in the fourth quarter. Our licensing business remains a tremendous asset to our financial model and our continued investment in our core memory products and technology roadmap helps to ensure this business will thrive as market demand continues to improve.

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

As a result of our global reorganization, our operating expenses decreased substantially in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Our restructuring efforts have been conducted in a manner that we believe will best enable us to support the current and future requirements of our customer base and invest appropriately in our technology roadmap in order to enhance both our shorter and longer term competitive position.

Concentrations

We derived 87.3% and 91.4% of our net product revenues during the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively, from product shipments to Asia. In addition, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia.

Shipments to our top ten end customers, which exclude transactions through stocking representatives and distributors, accounted for 21.4% and 18.9% of our net product revenues during the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively.

No single end customer, which we define as original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract electronic manufacturers, or CEMs, or end users, represented 10.0% or more of our net product revenues during the year ended December 31, 2008 and the nine months ended September 30, 2009.

We ship products to, and have accounts receivable from, OEMs, ODMs, CEMs, stocking representatives, distributors and our logistics center. Our stocking representatives, distributors and logistics center reship our products to our end customers, including OEMs, ODMs, CEMs and end users. Shipments, by us or our logistics center, to our top three stocking representatives for reshipment accounted for 54.6% and 59.3% of our product shipments during the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. In addition, the same three stocking representatives solicited sales, for which they received a commission, for 7.0% and 1.3% of our product shipments to end users during the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively.

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as sold to our end customers by SPT. For the year ended December 31, 2008 and the nine months ended September 30, 2009, SPT serviced end customer sales accounting for 56.2% and 59.5%, respectively, of our net product revenues. As of December 31, 2008 and September 30, 2009, SPT represented 50.9% and 71.6%, respectively, of our net accounts receivable.

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

Results of Operations:

Net Revenues (in thousands, except percentages)

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Memory revenue	$68,521	$41,652	$50,038	$(18,483)	(27.0)%	$8,386	20.1%
Non-memory revenue	11,280	10,114	11,728	448	4.0%	1,614	16.0%

Product revenues	79,801	51,766	61,766	(18,035)	(22.6)%	10,000	19.3%
Technology licensing	12,597	6,317	9,487	(3,110)	(24.7)%	3,170	50.2%

Total net revenues	$92,398	$58,083	$71,253	$(21,145)	(22.9)%	$13,170	22.7%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Memory revenue	$191,064	$121,437	$(69,627)	(36.4)%
Non-memory revenue	29,508	30,882	1,374	4.7%

Product revenues	220,572	152,319	(68,253)	(30.9)%
Technology licensing	36,611	27,146	(9,465)	(25.9)%

Total net revenues	$257,183	$179,465	$(77,718)	(30.2)%

The following discussions are based on our reportable segments described in Note 9 “Segment Reporting” to our condensed consolidated financial statements.

Memory Products

Memory product revenue for the nine months ended September 30, 2009 was down significantly from the same period in 2008, largely as a result of the unprecedented sudden decrease in worldwide demand for semiconductor products which began in September, 2008. Although this decline was more pronounced in the first quarter of 2009, revenue for the second and third quarters of 2009 is still down sharply from the previous year.

Memory product revenue increased 20.1% in the third quarter of 2009 from the second quarter, primarily due to an increase in unit shipments of 30%, which was partially offset by a 6% decline in average selling prices. The digital consumer and Internet computing segments showed strong recovery in the third quarter of 2009, with unit shipments up 49% and 45%, respectively, from the second quarter, and relatively modest declines in averages selling prices. Memory product revenue for the third quarter of 2009 was down 27.0% from the third quarter of 2008, primarily due to a 27% decline in average selling prices, while unit shipments were flat. Reduced demand for wireless communications and digital consumer products beginning in the second half of 2008 resulted in a decline in average selling prices, due to increased competitive pressures, over-capacity and the challenging overall macroeconomic environment.

Although we anticipate memory product revenue will remain relatively stable in the fourth quarter of 2009, as part of a general seasonal trend, we expect that memory product revenue will continue to be at historically low levels for the remainder of 2009.

Non-Memory Products

Non-memory product revenue increased 16.0% in the third quarter of 2009 from the second quarter, with an increase in unit shipments of 38% partially offset by a decrease of 13% in average selling prices. Non-memory product revenue for the third quarter of 2009 was comparable to the third quarter of 2008, with a 10% decrease in average selling prices and only a slight increase in unit shipments, as revenue for the third quarter of 2008 was negatively impacted by our deferral of revenue for certain uncollected accounts receivable.

We expect non-memory product revenue may fluctuate significantly in the fourth quarter of 2009 and throughout 2010 due to the current adverse economic conditions, as well as the start-up nature of our new product lines and diversification in our customer base.

Technology Licensing Revenue

Technology licensing revenue includes a combination of up-front fees and royalties. Technology licensing revenue for the third quarter of 2009 increased 50.2% from the second quarter of 2009, and decreased 24.7% from the third quarter of 2008. The increase in the third quarter of 2009, as compared to the second quarter, is a result of improvement in demand for our licensee’s products in the second quarter, as our royalty revenues are recorded when reported to us by our licensees, which is the quarter following our licensees’ sales. Despite this improvement, overall demand in 2009 is still down from demand levels in 2008. Although we anticipate continued improvement in licensing revenue for the fourth quarter of 2009, we expect that licensing revenues will continue to fluctuate significantly in the future, depending on general economic conditions.

Gross Profit (in thousands, except percentages)

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Memory gross profit	$14,110	$3,789	$8,285	$(5,825)	(41.3)%	$4,496	118.7%
Memory gross margin	20.6%	9.1%	16.6%
Non-memory gross profit	4,270	3,403	4,691	421	9.9%	1,288	37.8%
Non-memory gross margin	37.9%	33.6%	40.0%

Product gross profit	18,380	7,192	12,976	(5,404)	(29.4)%	5,784	80.4%
Product gross margin	23.0%	13.9%	21.0%
Technology licensing gross profit	12,597	6,317	9,487	(3,110)	(24.7)%	3,170	50.2%
Technology licensing gross margin	100.0%	100.0%	100.0%

Total gross profit	$30,977	$13,509	$22,463	$(8,514)	(27.5)%	$8,954	66.3%

Total gross margin	33.5%	23.3%	31.5%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Memory gross profit	$36,555	$12,884	$(23,671)	(64.8)%
Memory gross margin	19.1%	10.6%
Non-memory gross profit	7,469	11,536	4,067	54.5%
Non-memory gross margin	25.3%	37.4%

Product gross profit	44,024	24,420	(19,604)	(44.5)%
Product gross margin	20.0%	16.0%
Technology licensing gross profit	36,611	27,146	(9,465)	(25.9)%
Technology licensing gross margin	100.0%	100.0%

Total gross profit	$80,635	$51,566	$(29,069)	(36.1)%

Total gross margin	31.4%	28.7%

Product Gross Profit

Memory products

Gross profit for memory products increased 118.7% in the third quarter of 2009 compared to the second quarter of 2009, primarily due to higher revenue and the sale of inventory which had previously been written down. Gross profit for the second quarter of 2009 was also negatively impacted by inventory write-downs of $2.4 million, due primarily to decreases in average selling prices, as compared to inventory write-downs of $1.9 million for the third quarter of 2009. Gross profit decreased 41.3% in the third quarter of 2009 and 64.8% in the nine months ended September 30, 2009 compared to the same periods in 2008, based on substantially reduced revenue and lower average selling prices. The significant declines in average selling prices in 2009 from 2008 resulted in a gross margin impact which is proportionally greater than the reduction in revenue. Gross profit benefited by $3.1 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, from the sale of inventory which had previously been written down. Gross profit benefited by $2.6 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, from the sale of inventory which had previously been written down.

We expect memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

Non-memory products

Gross profit for non-memory products increased 37.8% in the third quarter of 2009 compared to the second quarter of 2009. Although average selling prices for non-memory products declined overall, due to stronger sales on products with relatively lower average selling price, gross margins improved across all non-memory product lines. Gross profit for non-memory products increased by 9.9% in the third quarter of 2009 compared to the third quarter of 2008, based on higher revenue. Gross profit for non-memory products increased 54.5% in the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to higher average selling prices, from product mix. The benefit to non-memory gross profit from the sale of inventory which had previously been written down was not significant for the nine months ended September 30, 2008 and 2009.

We expect non-memory product margins to fluctuate significantly in the future due to changes in sales volume, product mix, average selling prices and inventory write-downs.

For other factors that could affect our gross profit, please also see Item 1A. “Risk Factors - We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007, 2008 and the nine months ended September 30, 2009 and we may incur additional significant inventory valuation adjustments in the future.”

Operating Expenses (in thousands, except percentages)

In December 2008, we announced the implementation of a global reorganization designed to reflect changes in anticipated demand for our products. The reorganization included a reduction in overall headcount of approximately 120, or 17% of our global workforce, most of which was completed by the end of 2008. The workforce reduction and other restructuring actions took place worldwide and in all functional areas of the company, and are expected to reduce payroll-related expenses by approximately $13 million in 2009. In addition, we have taken steps to reduce overall operating expenses, which is evident in our results for the nine months ended September 30, 2009, as compared with the same period in 2008.

Research and development

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Research and development	$14,260	$11,250	$10,583	$(3,677)	(25.8)%	$(667)	(5.9)%
Percent of revenue	15.4%	19.4%	14.9%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Research and development	$45,095	$33,247	$(11,848)	(26.3)%
Percent of revenue	17.5%	18.5%

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

Research and development expenses for the third quarter of 2009 decreased $0.7 million, or 5.9% from the second quarter, primarily due to a $0.5 million decrease for compensation and benefits. Research and development expenses decreased $3.7 million, or 25.8% in the third quarter of 2009, as compared with the third quarter of 2008, primarily due to decreases of $0.6 million for outside services, $1.9 million for salaries, $0.3 million in share-based compensation and $0.4 million for intellectual property licenses. The lower outside services expenses for 2009 reflect the timing of engineering projects, as well as overall efforts to control expenses. The reductions to salaries and share based compensation expenses are consistent with our personnel reduction in the fourth quarter of 2008.

Although measures taken in the fourth quarter of 2008 in connection with our global reorganization resulted in a reduction to research and development expenses for the nine months ended September 30, 2009, as compared to the same period in 2008, no significant additional reductions are planned at this time. Further, we expect certain product-related expenses to fluctuate during the remainder of 2009 and in 2010, based on the timing of engineering projects for new product introductions and the development of new technologies to support future growth.

Sales and marketing

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Sales and marketing	$6,713	$5,166	$5,147	$(1,566)	(23.3)%	$(19)	(0.4)%
Percent of revenue	7.3%	8.9%	7.2%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Sales and marketing	$21,114	$15,273	$(5,841)	(27.7)%
Percent of revenue	8.2%	8.5%

Sales and marketing expenses consist primarily of commissions, employee salaries, share-based compensation expense and other benefit-related expenses, as well as travel and entertainment expenses.

Sales and marketing expenses for the third quarter of 2009 were comparable to the second quarter, with a small increase attributable to commissions and logistics center fees, based on higher revenue, offset by other expense reductions. Sales and marketing expenses decreased $1.6 million, or 23.3% in the third quarter of 2009, as compared with the third quarter of 2008, primarily due to decreases of $0.6 million in expenses related to compensation and benefits and $0.3 million in travel and marketing programs, as well as a $0.4 million reduction in commissions and logistics center fees. These decreases in commissions and compensation-related expenses are consistent with the year-over-year decline in product revenues and personnel reduction.

We expect that sales and marketing expenses will remain at a reduced level, as compared with 2008, as a result of efforts to reduce overall operating expenses. However, as compared with the third quarter of 2009, we expect that sales and marketing expenses may increase somewhat in the fourth quarter of 2009. Further, sales and marketing expenses may fluctuate throughout 2010 to support new product introductions and any anticipated future growth.

General and administrative

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
General and administrative	$5,931	$4,636	$5,252	$(679)	(11.4)%	$616	13.3%
Percent of revenue	6.4%	8.0%	7.4%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
General and administrative	$20,835	$15,048	$(5,787)	(27.8)%
Percent of revenue	8.1%	8.4%

General and administrative expenses consist primarily of employee salaries, share-based compensation, and other benefit-related expenses for administrative, executive and finance personnel, professional services and legal fees and allowances for doubtful accounts.

General and administrative expenses for the third quarter of 2009 increased $0.6 million, or 13.3%, from the second quarter of 2009, primarily due to $0.7 million in estimated expenses related to the potential settlement of litigation. See also Note 7 “Contingencies” to our condensed consolidated financial statements. General and administrative expenses decreased $0.7 million, or 11.4% in the third quarter of 2009, as compared with the third quarter of 2008, primarily due to decreases of $0.6 million for outside services and $0.4 million for compensation related expenses, which were partially offset by the $0.7 million estimated settlement expense. The decrease to compensation related expenses reflects the personnel reduction and lack of bonus accruals for 2009.

Due to a decline in revenue forecast for 2009, we have implemented measures to manage expenditures, and the impact of these measures is evident in our operating expenses for the nine months ended September 30, 2009. As the nature of certain general and administrative expenses are relatively fixed, these expenses have not decreased in proportion to revenue. Further, certain expenses may increase somewhat to support long-term strategic initiatives.

Other operating expenses

In connection with our global reorganization announced in December 2008, we incurred restructuring charges of $2.5 million and $0.3 million in the fourth quarter of 2008 and first quarter of 2009, respectively. These charges were related to estimated severance costs associated with the workforce reduction. We do not expect to incur additional expense related to this specific reorganization.

Interest and dividend income

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Interest and dividend income	$2,462	$545	$1,837	$(625)	(25.4)%	$1,292	237.1%
Percent of revenue	2.7%	0.9%	2.6%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Interest and dividend income	$4,884	$3,026	$(1,858)	(38.0)%
Percent of revenue	1.9%	1.7%

Interest and dividend income includes interest and dividends from cash and short-term cash equivalents, as well as long-term available-for-sale debt securities and equity investments.

Interest and dividend income for the third quarter of 2009 increased by $1.3 million from the second quarter of 2009, due to the receipt of $1.4 million in dividends, which was partially offset by a small decrease in interest income. Interest and dividend income for the three and nine months ended September 30, 2009 decreased from the three and nine months ended September 30, 2008, primarily as a result of declining interest rates, declining cash balances and a reduction in dividends received from investments, due to generally adverse economic conditions. We expect that interest income will fluctuate due to changes in our cash balances and general economic conditions, as well as fluctuating short-term and long-term interest rates in the United States.

Other income (expense), net

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Other income (expense), net	$(149)	$143	$459	$608	(408.1)%	$316	221.0%
Percent of revenue	(0.2)%	0.2%	0.6%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Other income (expense), net	$(487)	$455	$942	(193.4)%
Percent of revenue	(0.2)%	0.3%

Other income (expense), net includes interest expense, foreign currency translation gains and losses and other miscellaneous transactions.

Other income (expense) for the third quarter of 2009 increased, as compared with the second quarter of 2009 and third quarter of 2008, primarily due to a gain on sale of assets in the third quarter of 2009 and loss on foreign currency translation in the third quarter of 2008. Other income (expense) may fluctuate significantly year to year but we do not expect it to have material impact on our condensed consolidated statements of operations.

Gain on sale of investments

In the third quarter of 2009 we recorded a $1.1 million gain on sale of equity investments, including $0.8 million for the exchange of our equity investment in Advanced Chip Engineering Technology Inc., or ACET and $0.3 million from the sale of shares of publicly traded companies in Taiwan. See also Note 11 “Investments” to our condensed consolidated financial statements for a discussion of the exchange of ACET stock.

Impairment of investments

In the second quarter of 2009 we recorded an impairment of $0.5 million to our equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC. In the first quarter of 2008, we fully reserved a note receivable from an unrelated third party in the amount of $0.2 million due to our expected inability to collect it.

Provision for (benefit from) income taxes

We recorded a tax provision of $1.6 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, consisting primarily of foreign withholding taxes, withholding tax reserves and currency re-measurement on withholding tax reserves. The tax provision of $1.6 million in the third quarter of 2009 represents an increase of $2.7 million, as compared with the second quarter, primarily due to a favorable adjustment in the second quarter from the out of period correction of a $2.2 million error related to foreign withholding tax reserves and the associated currency re-measurement. In calculating our tax provision for the quarter ended March 31, 2009, we incorrectly calculated the balance of the foreign withholding tax liability for uncertain tax positions on which re-measurement was required due to changes in foreign currency exchange rates. The tax provision for the third quarter of 2009 represents an increase of $2.0 million, as compared with the third quarter of 2008, primarily due to a difference in forecasted income for certain jurisdictions. For the nine months ended September 30, 2008, we recorded a $5.1 million tax benefit, consisting primarily of a refund from an Internal Revenue Service settlement from an amended return, partially offset by foreign income and withholding taxes and reserves.

Because relatively small changes in our forecasted net income or loss for 2009 can significantly affect our projected annual effective tax rate for certain foreign entities, we believe a discrete calculation for the second quarter and nine months ended September 30, 2009 is the most reliable estimate of our effective tax rate for those entities.

We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2009. Determination of the valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our results, we provided a full valuation allowance against our net deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Pro rata share of loss from equity investments

	Three Months Ended
	September 30, 2008	June 30, 2009	September 30, 2009	3Q09-Over-3Q08 Change		3Q09-Over-2Q09 Change
Pro rata share of loss from equity investments	$1,903	$254	$122	$(1,781)	(93.6)%	$(132)	(52.0)%

	Nine Months Ended
	September 30, 2008	September 30, 2009	3Q09-Over-3Q08 Change
Pro rata share of loss from equity investments	$6,040	$971	$(5,069)	(83.9)%

Our pro rata share of loss from equity investments primarily represents our share of loss from our investment in ACET. Our pro rata share of loss from equity investments for the three and nine months ended September 30, 2009 was $0.1 million and $1.0 million, respectively. Our pro rata share of loss from equity investments for the three and nine months ended September 30, 2008 was $1.9 million and $6.0 million, respectively. Our share of ACET’s loss for the nine months ended September 30, 2009 decreased significantly, as compared to the same period in 2008, primarily due to an impairment of $9.7 million recorded in the fourth quarter of 2008, as well as a reduction in ACET’s operating expenses. The impairment resulted in a subsequent reduction to our pro rata share of the carrying value of long lived assets and associated depreciation expense.

In the third quarter of 2009, as part of a reorganization of the capital structure of ACET, we exchanged our equity interest in ACET for an equity interest in Aptos Design Lab, Inc., or ADL. Our investment in ADL is accounted for using the cost method. Accordingly, we do not expect to record any additional pro rata share of loss related to our investment in ACET or ADL. See also Note 11 “Investments” to our condensed consolidated financial statements.

Liquidity and Capital Resources (in thousands)

	Nine Months Ended September 30,
	2008	2009
Cash provided by (used in):
Operating activities	$3,226	$9,827
Investing activities	$(33,263)	$14,703
Financing activities	$(24,640)	$(151)

Principal sources of liquidity at September 30, 2009 consist of $115.9 million of cash, cash equivalents, and short-term available-for-sale investments. Additional sources of liquidity may include certain marketable debt securities classified as long-term available-for-sale debt securities.

Operating activities. Operating activities provided $9.8 million of cash in the nine months ended September 30, 2009. The primary sources of cash from operating activities were a $16.2 million decrease in inventories and a $6.8 million increase in accounts payable, along with non-cash expenses of $9.3 million for inventory write-downs and provision for adverse purchase commitments, $6.9 million for depreciation and amortization and $2.0 million for share-based compensation. Offsetting these sources of cash were our net loss of $12.6 million and a $15.7 million increase in accounts receivable. The changes to accounts receivable and inventory balances primarily reflect the sharp drop in product sales during the fourth quarter of 2008 and inventory replenishment by our customers during the second and third quarters of 2009. Share-based compensation expense for the nine months ended September 30, 2009 declined, as compared to the same period of 2008, due in part to charges in the second quarter of 2008 related to the grant of restricted stock options and tender offer. Our share of ACET’s loss for the nine months ended September 30, 2009 decreased significantly, as compared to the same period in 2008, primarily due to an impairment of $9.7 million recorded in the fourth quarter of 2008. The impairment resulted in a subsequent reduction to our pro rata share of the carrying value of long lived assets and associated depreciation expense.

For the nine months ended September 30, 2008, the primary source of cash from operating activities was a $7.9 million decrease in trade accounts receivable, due primarily to a decline in revenue. Offsetting this source of cash flow was a $21.9 million increase in inventories, due primarily to easing of capacity constraints, and a $6.4 million reduction in our accrued expenses and other liabilities. Although we reported a net loss of $3.2 million for the nine months ended September 30, 2008, this loss was offset by non-cash operating expenses including $8.0 million for depreciation and amortization, $7.6 million for inventory write-downs and provision for adverse purchase commitments and $4.2 million in share-based compensation, in addition to $6.0 million in non-cash losses related to our equity interest in ACET.

Investing activities. Investing activities provided $14.7 million for during the nine months ended September 30, 2009, with $62.1 million in maturities of available-for-sale debt securities partially offset by $46.9 million in purchases of available-for-sale debt securities. Purchases of property and equipment were not significant in the nine months ended September 30, 2009, reflecting efforts to carefully manage cash in response to adverse market conditions. For the nine months ended September 30, 2008, investing activities used $33.3 million, consisting primarily of purchases of long-term available-for-sale debt securities of $85.3 million and property and equipment of $7.2 million, partially offset by $59.9 million in maturities of available-for-sale debt securities. We purchased long-term available-for-sale debt securities commencing during the first quarter of 2008 in order to obtain a higher interest rate yield.

Financing activities. There were no significant sources or uses of cash from financing activities during the nine months ended September 30, 2009. Net cash used by financing activities was $0.2 million, with payments of capital leases largely offset by proceeds from issuance of common stock. Net cash used by financing activities totaled $24.6 million for the nine months ended September 30, 2008, including $17.9 million for repurchase of common stock and $6.9 million for repayment of our line of credit.

Credit Market Risk

As of September 30, 2009, we held corporate bonds and notes of $3.5 million and government bonds and notes of $65.0 million. These securities’ cash flows are funded by the principal and interest payments of the underlying corporate loans and federal, state and local governmental loans. The recent credit market instability may adversely impact our disposition of these securities at or near their quoted fair market value. We evaluate these investments at each balance sheet date. There is the risk that at future balance sheet dates we may record a charge for a decline in the fair value that is considered other than temporary and a loss would be recognized in the income statement at that time.

As of September 30, 2009, other than as described below, there were no material changes in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheet as compared to December 31, 2008.

Purchase Commitments. As of September 30, 2009 we had outstanding purchase commitments with our foundry vendors of $26.5 million for delivery in 2009, with a recorded liability of $3.2 million for related adverse purchase commitments. In comparison, as of December 31, 2008, we had outstanding purchase commitments with our foundry vendors of $13.2 million, with a recorded liability of $1.1 million for adverse purchase commitments.

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

However, there can be no assurance that future events will not require us to seek additional borrowings or capital and, if so required, that such borrowing or capital will be available on acceptable terms. Factors that could affect our short-term and long-term cash used or generated from operations and as a result, our need to seek additional borrowings or capital include:

•	the average selling prices of our products;

•	customer demand for our products;

•	the need to secure future wafer production capacity or other materials from our suppliers;

•	the timing of significant orders and of license and royalty revenue;

•	merger, acquisition or joint venture projects;

•	investments in strategic business partners;

•	unanticipated research and development expenses associated with new product introductions; and

•	the outcome of ongoing litigation.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities, including currency exchange rates for China, Taiwan, Japan, Korea, Singapore, Malaysia and the United Kingdom. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Currently, we do not hedge these foreign exchange rate exposures. Substantially all of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce revenues and/or result in operating losses. We have liabilities for uncertain tax positions related to foreign withholding tax on license revenue, and fluctuations in foreign exchange rates could affect the measurement of these liabilities. As of September 30, 2009, a 10% move in these rates could result in an increase to our tax provision expense of approximately $0.8 million. In addition, a downturn in the economies of China, Japan or Taiwan could impair the value of our investments in companies with operations in these countries. If we consider the value of these companies to be impaired, we will write off, or expense, some or all of our investments. In 2007, 2008 and the nine months ended September 30, 2009 we recorded investment impairments of $22.4 million, $21.8 million and $0.5 million, respectively. We do not currently hold any investments sensitive to market risk which were entered into for trading purposes.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of September 30, 2009 would have an immaterial effect on our financial position, results of operations and cash flows. Currently, we do not hedge these interest rate exposures.

The table below presents the carrying value and related weighted average interest rates for our unrestricted and restricted cash, cash equivalents, short-term available-for-sale investments and long-term available-for-sale debt securities as of September 30, 2009 (in thousands, except percentages):

	Carrying Value	Interest Rate
Cash and cash equivalents - variable rate	$75,251	0.7%
Short-term available-for-sale investments - fixed rate	40,607	1.2%
Long-term available-for-sale debt securities - fixed rate	27,915	1.7%

	$143,773

Item 4.	Controls and Procedures

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures were not effective as of September 30, 2009 as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, we did not maintain a sufficient complement of tax resources with the required proficiency to identify, evaluate, review and report complex tax accounting matters. During the second quarter of 2009, we identified certain prior period errors totaling $2.2 million, related to the provision for (benefit from) income taxes. In calculating our tax provision for the quarter ended March 31, 2009, we incorrectly calculated the balance of the foreign withholding tax liability for uncertain tax positions on which re-measurement was required due to changes in foreign currency exchange rates. As a result, our income tax provision was overstated by $2.1 million in the quarter ended March 31, 2009. In addition, we overstated by $0.1 million the liability for uncertain tax positions for foreign tax withholding on license revenue at December 31, 2008. This deficiency resulted in adjustments to the unaudited condensed consolidated financial statements for the quarter ended June 30, 2009. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Management’s Remediation Initiatives

As a result of the material weakness, we continue to review and make changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel or the dedication of resources having sufficient knowledge and experience in tax to strengthen the controls around the tax provision, as well as enhancing the review process associated with the preparation of the income tax provision.

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal controls over financial reporting and may in the future modify these measures or implement additional measures.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 13, 2006, a shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Mike Brien under the caption Brien v. Yeh, et al., Case No. C06-04310 JF (N.D. Cal.). On July 18, 2006, a second shareholder derivative complaint was filed in the United States District Court for the Northern District of California by Behrad Bazargani under the caption Bazargani v. Yeh, et al., Case No. C06-04388 HRL (N.D. Cal.). Both complaints were brought purportedly on behalf of SST against certain of our current and former officers and directors and allege among other things, that the named officers and directors: (a) breached their fiduciary duties as they colluded with each other to backdate stock options, (b) violated Rule 10b-5 of the Securities Exchange Act of 1934, and (c) were unjustly enriched by their receipt and retention of such stock options. The Brien and Bazargani cases were consolidated into one case: In re Silicon Storage Technology, Inc. Derivative Litigation, Case No. C06-04310 JF (or the “Federal Derivative Litigation”) and plaintiffs filed a consolidated amended shareholder derivative complaint on October 30, 2006. The parties initiated settlement discussions and filed several stipulations to extend the defendants’ deadline to respond to the consolidated amended shareholder derivative complaint, which the court granted. On March 15, 2007, we announced that the Chair of our Audit Committee, with the assistance of independent outside counsel and outside accounting experts, would be conducting a voluntary review of our historical stock option grant practices covering the time since our initial public offering in 1995. On April 27, 2007, the court granted the parties’ stipulation staying this action until after we publicly announced the results of the investigation into the historical stock option grant practices. On January 16, 2008, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, containing the results of such investigation. Plaintiffs in the Federal Derivative Litigation filed an amended complaint on May 9, 2008. Defendants filed a motion to dismiss on October 17, 2008, which the Court heard on April 24, 2009. On July 7, 2009, the court granted defendants’ motion and dismissed the federal securities claim with leave to amend. Federal plaintiffs filed a third amended complaint on August 21, 2009. The newest complaint asserts state-law fiduciary duty claims based on diversity jurisdiction; no federal securities claims are alleged. On September 24, 2009, defendants moved to dismiss the amended complaint with prejudice. Plaintiffs’ opposition briefs are due on January 15, 2010, and the hearing on the motions is set for February 5, 2010. We are currently in ongoing settlement discussions in the above referenced matter.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have accrued certain costs associated with defending these matters. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact net income. We have accrued what we believe to be probable costs in connection with the potential settlement of the shareholder class action complaints and the shareholder derivative complaints. As a result, approximately $0.7 million is included in Accrued expenses and other liabilities in our financial statements as of September 30, 2009.

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

We incurred significant inventory valuation and adverse purchase commitment adjustments in 2007, 2008 and the nine months ended September 30, 2009 and we may incur additional significant inventory valuation adjustments in the future.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate materially. The current negative worldwide economic conditions and market instability make it increasingly difficult for us to accurately forecast future product demand trends. The value of our inventory is dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. As of September 30, 2009, we had $30.6 million of inventory on hand, a decrease of $23.5 million, or 43.4%, from December 31, 2008. Total valuation adjustments to inventory and adverse purchase commitments were $8.5 million in 2007, $14.2 million in 2008 and $8.6 million for the nine months ended September 30, 2009. Due to the large number of units in our inventory, even a small change in average selling prices could result in a significant adjustment, to the extent that the carrying value of the inventory exceeds the average selling price, and could harm our financial results. For excess inventory analysis, we compare the inventory on hand with the forecasted demand. Demand is based on one year for packaged products and two years for products in die form. For the obsolete inventory analysis, we review inventory items in detail and consider date code, customer base requirements, planned or recent product revisions, end of life plans, diminished market demand and other factors that may be appropriate during a particular period. In the event that customer requirements cause us to change this methodology, it may be necessary for us to provide for an additional allowance, which could result in a significant adjustment and could harm our financial results.

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

There is seasonality in our business, but its pattern may be difficult to predict in any year or from quarter to quater.

Sales of our products in the consumer electronics applications market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each year. However, due to negative global economic conditions and market instability, we did not experience this historical increase in sales in the second half of 2008. Seasonal patterns may not materialize in any year and the decline or increase in any one quarter may be greater or less than historical patterns may indicate. In addition, changes in the competitiveness of our product offerings or changes in demand for our products in any particular market segment may completely negate seasonal revenue swings. In some years we have been able to mitigate such seasonality with the introduction of new products. If we fail to continue to introduce new products, our business may suffer and the seasonality of a portion of our sales may become more pronounced.

Our business may suffer due to risks associated with international sales and operations.

During 2007, 2008 and the nine months ended September 30, 2009, our international product and licensing revenues accounted for 94.3%, 92.9% and 94.2% of our net revenues, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would harm our operating results. These risks include:

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

We derived 88.8%, 87.3% and 91.4% of our net product revenues from Asia during 2007, 2008, and the nine months ended September 30, 2009, respectively. Additionally, substantially all of our wafer suppliers and packaging and testing subcontractors are located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. If countries where we do business experience severe currency fluctuation and economic deflation, it can negatively impact our revenues and also negatively impact our ability to collect payments from customers. In this event, the lack of capital in the financial sectors of these countries may make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation can exacerbate a decline in selling prices for our products as our competitors reduce product prices to generate needed cash.

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

We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include investments in equity securities of public companies and investments in non-marketable equity and debt securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support our products or initiatives. The success of these companies is dependent on product development, market acceptance, operational efficiency and other key business success factors. The private companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as initial public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for the equity securities of the public and private companies in which we invest, we write down the investment to its fair value and recognize the related write-down as an investment loss. For 2007, 2008 and the nine months ended September 30, 2009, we recorded impairments on our investments of $22.4 million, $21.8 million and $0.5 million, respectively. Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in non-marketable equity securities of private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could negatively affect our results of operations.

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash and cash equivalents and short-term and long-term investment portfolio as of September 30, 2009 consists of money market funds, federal, state and municipal government obligations, foreign and public corporate debt securities and listed equity securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate fluctuations and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2009, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was not material to total cash, cash equivalents and short-term investments. As a result of market conditions, the value of our investments in publicly held companies in Taiwan, a component of our long-term investment portfolio, may fluctuate significantly from quarter to quarter. The value of these investments declined significantly in the fourth quarter of 2008. During 2008 we recorded an impairment charge of $0.2 million associated with our investment in KYE. We did not record any impairments associated with our investments in publicly held companies during the nine months ended September 30, 2009. However, we cannot predict future market conditions or market liquidity and our investment portfolio may be impaired by future events.

We do not typically enter into long-term contracts with our customers, and the loss of a major customer could harm our business.

We do not typically enter into long-term contracts with our customers. In addition, we cannot be certain as to future order levels from our customers. In the past, when we have entered into a long-term contract, the contract has generally been terminable at the convenience of the customer. However we do lose and obtain major customers accounts from time to time and the loss of a major customer could harm our business.

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

We out-source our end customer service logistics in Asia to Silicon Professional Technology Ltd., or SPT, which supports our customers in Taiwan, China and other Southeast Asia countries. SPT provides forecasting, planning, warehousing, delivery, billing, collection and other logistic functions for us in these regions. SPT is a wholly-owned subsidiary of one of our stocking representatives in Taiwan, Professional Computer Technology Limited, or PCT. Products shipped to SPT are accounted for as our inventory held at our logistics center, and revenue is recognized when the products have been delivered and are considered as a sale to our end customers by SPT. For the year ended December 31, 2008 and the nine months ended September 30, 2009, SPT serviced end customer sales accounting for 56.2% and 59.5%, respectively, of our net product revenues recognized. As of December 31, 2008 and September 30, 2009, SPT represented 50.9% and 71.6%, respectively, of our net accounts receivable. For further description of our relationships with PCT and SPT, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Related Party Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We outsource substantially all of our manufacturing and testing activities. We currently buy all of our wafers and sorted die from a limited number of suppliers. The majority of our products are manufactured by four foundries, Grace and HHNEC in China, TSMC in Taiwan, and Seiko-Epson Corporation. We have an equity investment in Grace Semiconductor Manufacturing Corporation, or GSMC, a Cayman Islands company, which owns a wafer foundry subsidiary, Grace, in Shanghai, China. We anticipate that these foundries, together with Samsung Corporation in Korea and Maxchip Electronics Corporation, or Maxchip, in Taiwan will continue to manufacture substantially all of our products in the foreseeable future. If these suppliers fail to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results. Purchases from our top three suppliers accounted for 52.1% and 30.6% of our costs of revenues in 2008 and the nine months ended September 30, 2009, respectively.

Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries and NAND memory chips from our suppliers. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping-up new product production and we could experience these delays in the future. During the first quarter of 2006, we experienced fabrication issues with one of our wafer foundries and capacity constraints for certain package types at one of our backend suppliers. We are also subject to the risks of service disruptions, raw material shortages and price increases by our foundries. Such disruptions, shortages and price increases could harm our operating results.

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

We have not completed documentation of the underlying licensing agreements. In the event we are unable to reach agreement on such terms and a dispute arises regarding the obligations of the parties, our business and financial condition could be harmed. We currently rely on a subsidiary of GSMC, Grace, to manufacture a significant portion of our products and any dispute with GSMC could harm our relationship with GSMC and adversely affect Grace’s willingness to continue to manufacture our products. Our revenues may be impacted if we are unable to obtain adequate wafer supplies from Grace and are unable to secure alternate wafer fabrication capacity. Our wafer foundry purchases from Grace are made on a per-order basis and we do not have a long-term supply agreement with Grace. If Grace fails to satisfy our requirements on a timely basis at competitive prices we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could harm our operating results.

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

To obtain additional manufacturing capacity, we may be required to make prepayments, deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with wafer fabrication companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing.

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

Our dependence on third-party subcontractors to manufacture, assemble and test our products subjects us to a number of risks, including disruption and an inadequate supply of products and higher costs of materials.

We depend on independent subcontractors to manufacture, assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

•	disruption or complete shut down of supply to customers due to fire, earthquake, flood or other natural disaster;

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of strong demand;

•	difficulties selecting and integrating new subcontractors;

•	limited warranties on the service they provide to us;

•	potential increases in prices due to capacity shortages and other factors; and

•	potential misappropriation of our intellectual property.

These risks may lead to increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships.

Because our flash memory, radio frequency and NANDrive products typically have lengthy sales cycles, we may experience substantial delays between incurring expenses related to research and development and the generation of revenues.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor memory or non-memory components and have recently added significant capacity for such production. Our low-density memory products, medium-density memory products, and high-density memory products, as well as our radio frequency and NANDrive products, if we are successful in developing these products, face substantial competition. In addition, we may in the future experience direct competition from our foundry partners.

We have licensed to our foundry partners the right to fabricate products based on our technology and circuit design, and to sell such products worldwide, subject to our receipt of royalty payments. Competition may also come from alternative technologies such as ferroelectric random access memory devices, or FRAM, magneto-resistive random access memory, or MRAM, phase change memory, or PCM, or other developing technologies.

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

        We rely on a combination of patent, trade secrets, copyrights, mask work rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. As of September 30, 2009, we held 272 patents in the United States relating to certain aspects of our products and processes, with expiration dates ranging from 2010 to 2029 and have filed for several more. In addition, we hold several patents in Europe, Japan, Korea, Taiwan and China. We cannot assure you that any pending patent application will be granted. Our operating results could be harmed by the failure to protect our intellectual property.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. There can be no assurance that the shareholder class action complaints, the shareholder derivative complaints or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring payments in the future which may adversely impact gross margins. We have accrued what we believe to be probable costs in connection with the potential settlement of the shareholder class action complaints and the shareholder derivative complaints. As a result, approximately $0.7 million is included in Accrued expenses and other liabilities in our financial statements as of September 30, 2009.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the nine months ended September 30, 2009 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review, evaluation, and the implementation of improvements. Additionally, management’s assessment of our internal control over financial reporting may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.

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

During the second quarter of 2009, we identified an error related to the recording of the income tax provision. Despite having engaged third party tax experts to assist us, in calculating our tax provision for the quarter ended March 31, 2009, we incorrectly calculated our reserve for foreign tax withholding on license revenue. We have concluded that our disclosure controls and procedures are not effective as of September 30, 2009, as a result of a material weakness in our internal control over financial reporting, specifically the controls which ensure the accuracy of the provision for income taxes. If we are unable to remediate the noted weakness or otherwise assert our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price. In addition, successful remediation of the noted deficiency is dependent on our ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weakness or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

We incorporate by reference all exhibits filed in connection with our Annual Report on Form 10-K for the year ended December 31, 2008.

Incorporated by Reference
Exhibit No.	Exhibit Description	Schedule/ Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Senior Vice President, Finance and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1(1)	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

32.2(1)	Certification of Senior Vice President, Finance and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					X

(1)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Silicon Storage Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 9th day of November, 2009.

SILICON STORAGE TECHNOLOGY, INC.

By:	/s/ BING YEH
Bing Yeh
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES B. BOYD
James B. Boyd
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)